Form 10-K
period 2013-12-31
CHEGG, INC
filed 2014-03-06
CIK 1364954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36180

CHEGG, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3237489
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3990 Freedom Circle Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

(408) 855-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on November 13, 2013.

As of February 28, 2014, there were 81,939,877 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “Zinch” and “#1 in Textbook Rentals” are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS

Overview

Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money and get smarter. We are driven by our passion to help students become active consumers in the educational process. Our integrated platform, which we call the Student Hub, offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. Our Student Graph builds on the information generated through students’ and other participants’ use of our platform to increasingly enrich the experience for participants as it grows in scale and to power the Student Hub. By helping students learn more in less time and at a lower cost, we help them improve the overall return on investment in education. During 2013, nearly 7.0 million students used our platform and approximately 1.3 million students used our mobile applications.

We have an extensive print textbook and eTextbook library available for rent and sale. Our Chegg Study service helps students solve problems and master challenging concepts on their own. We also offer free services to students, such as helping high school students find colleges and scholarship opportunities and helping college students decide which courses to take and find supplemental materials. These and other free services we offer are designed to round out the Student Hub as a one-stop destination for critical student needs. During 2013, students completed 3.8 million transactions on our platform, we rented or sold over 5.5 million print textbooks and eTextbooks and approximately 464,000 students subscribed to our proprietary Chegg Study service. We also provide access to over 70,000 internship opportunities through our co-branded Internship service. We intend to expand our user base to reach students beyond college, including graduate and professional school students and other lifelong learners.

We partner with other key constituents in the education ecosystem, such as publishers, colleges and brands, to provide a comprehensive, student-first connected learning platform. We currently source print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We are working to become the digital distribution platform of choice for these publishers. We also partner with approximately 875 colleges in the United States to help them achieve greater efficiency in student recruiting by offering connections to interested students. We offer leading brands compelling marketing solutions for reaching the college demographic. As we continue to grow our platform, we believe it will become increasingly valuable to the education ecosystem and benefit publishers, content providers, colleges, educators and brands as they connect to our student user base.

Our Offering

The two fundamental components of our offering are:

•	The Student Hub. We have developed the Student Hub, a technology platform that serves the needs of millions of students by providing the most relevant and impactful required and supplemental content, products and services that help students save time, save money and get smarter. We designed the Student Hub to provide an unparalleled ability to serve students. It allows us to offer students a compelling and seamless user experience centered around them while offering them the most relevant products and services developed internally and externally through partnerships with publishers, colleges, educators and brands. As students’ engagement with the Student Hub increases, the value of the platform to other constituents in the education ecosystem increases. In addition, the Student Hub allows us to organize and offer a broad variety of products and services, leveraging contextually relevant content from a wide array of sources. Finally, it allows us to operate at scale across multiple technology platforms, devices and browsers.

•	The Student Graph. The Student Graph is what brings the Student Hub to life. The nodes in the Student Graph currently consist of students and the content and services we offer and those offered by educators, publishers and other content providers, or anything else in our network with which students may interact. The Student Graph also includes information we access from public and private sources to integrate into our platform, such as course catalogs, professors, required course materials, textbook information, information on colleges and scholarship data.

When a student first engages with our platform, such as by searching for a book or asking a question, we apply our knowledge of colleges, courses, curriculum and required materials to begin to understand which college that student attends, what her major might be and what her course schedule might look like. Using this information and other cues from the student, we automatically create and deliver her own personalized “Academic Profile,” an individualized manifestation of the Student Graph. Students are then able to discover, with virtually no effort, a variety of relevant resources, such as supplemental materials, Chegg Study and scholarships that are uniquely tailored to them as individuals. As a result, when students continue to engage with us they are more willing to share information because they see a benefit from it. Over time, students can contribute to, or update information in, the Academic Profile, allowing us to learn more about the student and offer an even more personalized and relevant experience on our platform, including better tailored suggestions for content and services. We plan to allow students to add more information to their Academic Profile, which will further inform the Student Graph. Our proprietary technology and the Student Graph are the primary drivers of personalization, discovery and relevance on the Student Hub.

The Student Hub

Through the Student Hub, we offer a combination of products and services for students, enrollment marketing services and brand advertising all organized around our commitment to put students first.

Products and Services for Students

•	Print Textbooks. Most of our transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. We offer a compelling value proposition to students as our rental price is significantly lower than the purchase price of a new or used book. We ship orders to students in a distinctive orange Chegg box that typically arrives within three business days. At the end of the academic term, students are able to return a rented textbook in this same box for free. We also offer “Instant Access” to eTextbooks, which is a one-week free trial of our eTextbook service, allowing the student to access the eTextbook while the print copy is in transit. We believe this service is unique to Chegg and is a great way to introduce students to the eTextbook experience.

•	eTextbooks. All eTextbooks obtained from Chegg are accessed through our proprietary HTML5-web-based eTextbook Reader. Our eTextbook Reader provides students with access to eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere a student is connected to the Internet and giving students the ability to save a portion of the book for offline access. Our eTextbook Reader enables fast and easy navigation, keyword search and the ability to highlight text, take notes and preserve those notes in an online notepad with persistence of highlighting and notes across platforms. We also enable “crowdsourced” notes and highlights that enable students to share their notes and highlights and essentially create chapter-by-chapter study guides. During 2013, we rented or sold over 5.5 million print textbooks and eTextbooks.

•	Supplemental Materials. In addition to textbooks, we offer students access to other materials from publishers, professors, students and subject matter experts. This includes related materials like study guides, lab manuals or digital services provided by publishers, commonly known as “Whole Course Solutions” or “Integrated Learning Systems.” We tailor our merchandising of these materials based on the student’s core textbook or course.

•	Chegg Study. Our Chegg Study service helps students master challenging concepts on their own, whereas in the past they may have been discouraged or had to resort to inconvenient and expensive tutoring. For high demand print textbooks, primarily in science, technology, engineering and math and business, we offer “Guided Solutions,” which are step-by-step answers to the questions at the end of each chapter in a student’s textbook. For other questions, we offer our “24/7 Online Study Help service,” where a student can ask a question on our website and our community of users on the 24/7 Online Study Help service and, for certain questions, our subject matter experts, provide detailed answers, typically within four hours. Students who receive an answer select the “best answer” to award their points. The 24/7 Online Study Help Service is a social platform where users can serve as resources for one another, but we do not review materials submitted by users for accuracy, timeliness or other factors. The rating system creates a way for the user community to regulate the quality and accuracy of those responses. A student can subscribe to Chegg Study on either a monthly or annual basis. This service is available on our website and via mobile devices.

•	Textbook Buyback. We offer students the ability to sell us their textbooks, even if they were not originally purchased from us, and in turn we offer these textbooks to other students for purchase or rent, or we sell them to wholesalers. Students provide us with the ISBN of each textbook they are willing to sell, and we let them know how much we are willing to pay based on our real-time market driven algorithms. If our offer is accepted, we provide a pre-printed label and shipping instructions.

•	Courses. With our Courses service, students can click on courses they are currently taking or are considering taking and we will provide information on that course, including required, optional and supplemental content relevant to that course. We have an up-to-date database of the courses for most colleges in the United States. For many of these courses, our database also includes reviews and ratings from past students in the class, average grade earned and other information that helps students determine which class is best for them. Students can rate any course at the college they attend. When a student returns a textbook to us upon completing a course, we ask them to rate the course and the professor. We currently do not charge students for our Courses service, but we may do so in the future.

•	College Admissions and Scholarship Services. Our College Admissions and Scholarship Services allow college-bound high school seniors to highlight their interests, passions and personalities in a way that transcripts and standardized tests do not. During 2013, we received 7.6 million inquiries from students using our College Admissions and Scholarship Services. Our goal is to connect high school students to the “best fit” educational and scholarship opportunities at colleges. Our goal is to present relevant matches for each student, and, in the process, reduce stress, time and costs, while improving student satisfaction and graduation rates. Our “CollegeMatch” algorithm helps students create a list of “reach,” “target” and “safety” schools and gives them the opportunity to learn more about schools on their list. On Chegg.com, we have begun to connect community and junior college students with “best fit” possibilities to transfer to four-year colleges based on their profile information, and we have also begun to connect college students with graduate school opportunities. If a student expresses an interest in, or her profile matches the interest of, a college in our network, we offer the student an opportunity to connect with that college. Students in high school or college can use our “Scholarship Match” tool to create a profile, which usually includes information such as their high school, GPA, intended major, demographic background, college preferences and areas of interest. Based on this information, our tool can connect these students with scholarship opportunities based on their profiles from a total database of more than $1 billion in scholarship awards.

•	Internships. Internships are the most effective way for students to gain work experience before graduation four out of five companies that responded to a recent survey offered full-time jobs to interns. Our Internships service, co-branded with Internships.com, allows students to connect to over 70,000 internships from top companies, bringing students and employers together in one centralized location, helping students and young professionals find the right internship to jump start their career.

Enrollment Marketing Services

We provide approximately 875 colleges with admission and transfer support through our enrollment marketing services, delivering approximately 3.0 million paid leads for interested students during 2013. Using the information from the college-bound high school students who fill out a profile using our College Admissions and Scholarship Services, we provide colleges with qualified leads to potential candidates and help them shape their classes much more cost effectively. The leads can be based either on students’ expressed preference for a particular college or matching students’ general preferences with college profiles. We only provide student contact information to colleges after the student has agreed to be referred. Colleges pay for these services on a per-lead basis or on a subscription fee basis. For colleges, we help significantly reduce the costs of recruiting and support enrollment and retention rates. Rather than spending hundreds or thousands of dollars per enrollment, colleges that use our enrollment marketing services can realize recruiting costs of generally less than $100 per student enrolled through our enrollment marketing services, and we believe they are better able to shape their incoming class, reducing transfers and drop-outs by using our services.

Brand Advertising

We offer unique and compelling ways for brands with relevant products and services to reach and engage high school and college students at student life transitions such as preparing for college, preparing for back-to-school or as they approach graduation. We work closely with brands to integrate their services and products with ours. Our brand advertising services include digital advertising on our platform, product samples, discounts and other promotions shipped directly to students in our distinctive orange Chegg boxes and experiential offerings that may include, for example, on-campus events, sponsorships and other brand ambassador work. For the year ended December 31, 2013, we had advertising contracts with approximately 30 consumer brands.

Technology and Platform Integration

Our technology is designed to create a connected learning platform that is built to enable our future growth at scale. We employ technological innovations whenever possible to increase efficiency and scale in our business. Our products rely upon and leverage the information underlying the Student Graph. We will continue to invest in building technologies around our data, search and solutions. The key elements of our technology platform are:

•	Personalization and Merchandising Technology. We create a personalized experience for each student throughout our platform, building awareness of our multiple services and also connecting them with opportunities through third-party partners and brands. We are able to accomplish this personalization and customization as a result of the Student Graph and our search technology.

•	Student Graph. Our Student Graph is the accumulation of the collective activity of students in our network. Students provide us information each time they engage with our platform. The Student Graph also includes information we access from public and private sources to integrate into our platform such as course catalogs, professors, required course materials, textbook information, information about colleges and scholarship data. We are able to collect, organize and process this information to algorithmically create a personalized homepage for each student on our network. The Academic Profile is the individualized manifestation of the Student Graph. We plan to launch a public-facing version of the Academic Profile that is editable by the student for personal branding and reputation building, which will also have the benefit of contributing additional information to the Student Graph.

•	Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Most students come to us for textbook rentals, and in our search results we not only provide the relevant textbooks, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we may display a free Chegg Study offer where we have Guided Solutions for that textbook. We also provide personalized search results based on information in the Student Graph and the student’s Academic Profile.

•	Data Sourcing and Graph Technology. Not all information relevant to students on our platform is made available by service, product, list or user-input. Therefore, we have established a means to collect disparate, distributed sets of data via proprietary technology. For example, we access data from public and private sources to integrate into our platform to inform our decisions about our textbook catalog and pricing and build our up-to-date database of courses for most colleges in the United States.

•	Mobile Solutions. We have mobile applications on iOS, Android and Windows Phone 8. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface, or API, and server-side HTML5. We also maintain a mobile version of our website: m.chegg.com. Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons, Chegg Flashcards and Chegg Guided Solutions.

•	Open Platform. We have established a proprietary API layer that enables us to extend our product and service offerings to additional, relevant business partners. Internships.com began offering its services through this API layer in December 2013. We have established four other use cases and have applied unique technology to each case, with the aim of providing students with access to relevant products and services beyond those that we have developed or provided on our website, including native mobile apps, hub apps, bridge to third-party tools, an externalizing catalog and Platform-as-a-Service.

•	Content Conversion Platform. We have developed a proprietary set of technologies that ingests each publisher’s unique source files and creates HTML5-based documents. Our web-based eTextbook Reader, which is embedded with digital rights management, allows us to provide our content across technology platforms, have a deep understanding of how content is consumed and deliver content securely.

•	Real-time Sourcing and Pricing Technologies. We have internally developed proprietary pricing and sourcing systems which consider market price, content selection and availability, as well as other factors, in determining price and origin of content and services we offer to students.

•	Infrastructure. Our technology resides at a major cloud-hosting provider divided between two U.S. regions (East Coast/West Coast). We use one region for our test/development/stage/failover environment and the other for our production environment. We are in the process of building the means to spread our production environment across three U.S. regions. The architecture is also designed to provide for international expansion if we expand into new international markets.

•	Network Security. Our platform includes encryption, antivirus, firewall and patch-management technologies to help protect our systems distributed across cloud-hosting providers and our business offices.

•	Internal Management Systems. We rely on third-party technology solutions and products as well as internally developed and proprietary systems, in which we have made substantial investment, to provide rapid, high-quality customer service, internal communication, software development, deployment and maintenance.

Customers

In 2013, approximately 2.4 million individuals paid for our services directed at college students up from approximately 2.0 million in 2012 and 1.5 million in 2011. We currently provide enrollment marketing services to approximately 875 colleges, including public colleges and private colleges. We have conducted national campaigns with a number of brands attractive to college students. During 2013, we had advertising contracts with approximately 30 consumer brands.

Sales and Marketing

Students

We use several major direct marketing channels relevant to students. We deploy search engine optimization, or SEO, techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also use display marketing to drive awareness of our brand and services by running display ads on major online and mobile advertising networks, such as Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large ad network that recruits individual online affiliates in exchange for pre-determined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Twitter and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, resume preparation, transition to college and picking a major.

Through our campus activation programs, we partner with brands to bring entertainment events, such as concerts, trial promotions, on campus ambassadors and product giveaways to students. We also engage students on campus to help them elevate their voice behind timely social issues beyond academics, such as the Student Voice campaign tied to the 2012 presidential election. The Chegg for Good program connects students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than five million trees to date. In May 2013, we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities. We intend to fund the Chegg Foundation with one percent of the net proceeds from our initial public offering (IPO) that was completed in November 2013. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest.

Colleges and Brands

We secure contracts with colleges and brands through direct sales by our field sales organization, which sells enrollment marketing services to college admissions offices and brand advertising services to large brand advertisers and advertising agencies seeking to reach and engage college students. This sales organization is comprised of two teams, one focused on colleges and universities, the other on brand marketers and their corresponding advertising agencies. Both teams have field sales people and inside client success managers and share operations and marketing support.

Student Advocacy

We are committed to providing a high level of customer service to our students. We trust our students, understand the critical role our products and services have in their education and strive to resolve all problems quickly and thoroughly. Our student advocacy team can be reached directly through phone, email and online chat during business hours. We also proactively monitor social media to identify and solve problems before we are otherwise informed of their existence. We endeavor to respond to students’ concerns within five minutes.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition in each aspect of our business, and we expect such competition to increase. The actual and potential competition in each of our primary areas of operations is described below.

•	Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price. Our eTextbook business competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to the other non-print products and digital services that we offer to students, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other smaller tutorial services.

•	Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as The College Board, radio, television and Internet advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high-quality connections between prospective students and institutions of higher learning we are able to provide as well as on price. We are able to create these connections by providing prospective students with an easy-to-use platform to input their academic information and aspirations, learn about colleges, locate scholarships and financial aid and facilitate and streamline the application process.

•	Brands. With respect to brands, we compete with online and offline outlets that generate revenue from advertisers and marketers, especially those that target high school and college students. In this area, we seek to partner with brands that have offerings that will interest or delight students and have received very positive comments and feedback from students on these offerings. We provide these brands with preferential access to our audience, which we believe represents a highly engaged portion of the target demographic of our brand partners.

We believe that we have competitive strengths, some of which are discussed above, that position us favorably in each aspect of our business. However, the education industry is evolving rapidly and is becoming increasingly competitive. A variety of business models are being pursued or may be considered for the provision of print textbooks, some of which may be more profitable or successful than our business model.

Intellectual Property

We use proprietary technology to operate our business and our success depends, in part, on our ability to protect our technology and intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.

As of December 31, 2013, we had two patents which will expire in 2032, 30 patent applications pending in the United States and eight patents pending internationally. We own four U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “Zinch” and “#1 In Textbook Rentals,” among others as well as a variety of service marks. We own over 350 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad.

Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and students in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services and intellectual property ownership and infringement.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, which regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the Federal Trade Commission, or FTC, has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.

•	The Telephone Consumer Protection Act of 1991, or TCPA, which restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act and other state laws and regulations that relate to credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. In particular, we are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

•	Regulations relating to the Program Participation Agreement of the U.S. Department of Education and other laws and regulations relating to the recruitment of students to colleges and other institutions of higher learning.

•	The Children’s Online Privacy Protection Act, which imposes additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

•	The DMCA, which provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing or linking to third-party content that infringes copyrights of others.

•	The Communications Decency Act, which provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

Employees

As of December 31, 2013, we had 639 full-time employees. We also engage temporary, seasonal employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Seasonality

Information about seasonality is set forth in the section “—Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to build the Student Hub and create the leading connected learning platform for students to help them save time, save money and get smarter. Beginning in 2010, we made a series of strategic acquisitions to expand our portfolio of non-print products and digital services, including Courserank in 2010 to add our Courses service, Cramster in 2010 to add our Chegg Study service and Zinch in 2011 to add our College Admissions and

Scholarship Services. We completed our IPO in November 2013 and our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the U.S. Securities and Exchange Commission, or the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.chegg.com when such reports are available on the SEC’s website. We use our www.chegg.com/mediacenter as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of www.chegg.com/mediacenter, in addition to following press releases, SEC filings and public conference calls and webcasts.

The public may read and copy any materials filed by Chegg with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

The risks and uncertainties set forth below, as well as other factors described elsewhere in this Annual Report on Form 10-K or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. Since July 2010, we have expanded our free and paid offerings, in many instances through the acquisition of other companies, to include digital textbooks, or eTextbooks, supplemental materials in digital and print form, multiplatform eTextbook Reader software, Chegg Study, College Admissions and Scholarship Services, course selection tools, purchases of used textbooks, enrollment marketing services and brand advertising. We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

Our ability to fully integrate these new products and services with our textbook offerings or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our non-print products and digital services, and the ultimate size of the market for our products and services. If the market for a connected learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

You should consider our business and prospects in light of the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our relatively new, evolving and unproven business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our connected learning platform;

•	attract and retain colleges, universities and other academic institutions, which we refer to collectively as “colleges,” and brands to our marketing services;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	develop a profitable business model and pricing strategy;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our innovative business;

•	maintain relationships with strategic partners, including publishers, wholesalers, distributors, colleges and brands; and

•	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $55.9 million, $49.0 million and $37.6 million, respectively. As of December 31, 2013, we had an accumulated deficit of $205.1 million. We expect to make significant investments in the development and expansion of our business and anticipate that our cost of revenues and operating expenses will increase. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. For example, we may need to reduce our costs or implement changes in our print textbook and non-print products and digital services models to improve the predictability of our revenue. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. In 2013, this business accounted for 79% of our revenue. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. Our investments in and the growth of our print textbook rental business are subject to risks as a result of changes taking place in the publishing industry and the increasing shift towards digital content. To the extent eTextbooks increase in popularity and demand for print textbooks declines, we anticipate that more and more eTextbooks will be published and distributed in the retail market, which could reduce the demand for print textbooks and materially and adversely affect our operating results. For example, publishers have significant flexibility in pricing eTextbooks due to their low production costs and may change their pricing strategies in the future, especially in light of increasing competition in the print textbook market and the rising costs of education. If the retail price of eTextbooks were to be significantly lower than print textbooks, consumers may purchase eTextbooks directly from the publisher or other retailers rather than use our print textbook or eTextbook services. In the short term, this would have a negative effect on our ability to utilize our print textbook library and could decrease revenue. In addition, the transition to eTextbooks will greatly reduce the capital requirements that currently serve as a barrier to entry in the textbook distribution market, may result in increased competition and may require us to make significant changes to our business model.

In recent years we have added and plan to continue to add new non-print products and digital services to our platform to diversify our sources of revenue, which will require us to make substantial investments in the products and services we develop or acquire. New non-print products and digital services may not achieve market success at levels that recover our investment or contribute to profitability. Because non-print products and digital services are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our non-print products and digital services does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges, universities or other academic institutions and brands find compelling, we will not be able to continue our recent growth and increase our revenue, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenue and income potential of our business is uncertain.

Our business is highly seasonal and our reliance on a concentration of activity at the beginning of each academic term exposes our business to increased risk from disruption during peak periods and makes our operating results difficult to predict.

We derive a majority of our net revenues from print textbook rental and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter and spring academic terms. In particular, we experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and in January. The increased volume of orders that we have to process during these limited periods of time means that any shortfalls or disruptions in our business during these peak periods will have a disproportionately large impact on our annual operating results and the potential future growth of our business.

As a result of this seasonality, which corresponds to the academic calendar, our revenue fluctuates significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-to-quarter comparisons of our revenue and operating results are not likely to be meaningful. In addition, our operating results for any given quarter cannot be used as an accurate indicator of our results for the year. In particular, we anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” In addition, our non-print products and digital services are relatively new and, as a result, we have limited experience with forecasting revenues from them. If we fail to meet our forecasts or investor expectations regarding these future results, the value of your investment could decline.

The fourth quarter is typically our highest performing quarter as we are recognizing a full quarter of revenue from peak volumes in August and September and partial revenue from peak volumes in December, while the second quarter typically is our lowest performing quarter as students start their summer vacations and the volume of textbook rentals and sales and purchases of supplemental materials and Chegg Study decreases. Because of our reliance on the academic calendar, we expect this seasonal fluctuation of sequential revenue decline from the fourth to the first then second quarters, followed by sequential increases in the third and fourth quarters, to continue in future periods.

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenue and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur textbook acquisition, shipping, other fulfillment and marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenue is concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential comparison of our financial results may not be meaningful. In addition, a portion of our expenses, such as office space and warehouse facility lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter. If we are unable to accurately forecast and respond to student demand for textbooks, our reputation and brands will suffer and the market price of our common stock would likely decline.

If our efforts to attract new students and increase student engagement with our platform are not successful, our business will be adversely affected.

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our platform may decline or fluctuate because of several factors, including:

•	our ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of the non-print products and digital services that we offer to students and those of our competitors;

•	our ability to engage high school students with our College Admissions and Scholarship Services;

•	changes in student spending levels;

•	the effectiveness of our sales and marketing efforts;

•	our ability to introduce new products and services that are favorably received by students; and

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market.

If we do not attract more students to our connected learning platform and the products and services that we offer or if students do not increase their level of engagement with our platform, our revenue may grow more slowly than expected or decline. Many students use our print textbook service as a result of word-of-mouth advertising and referrals from students who have used this service in the past. If our efforts to satisfy our existing student user base are not successful, we may not be able to attract new students and, as a result, our revenues will be adversely affected.

Our failure to convince colleges and brands of the benefits of advertising on our platform or using our marketing services could harm our business.

Our business strategy includes increasing our revenue from enrollment marketing services and brand advertising. Colleges and brands may view our connected learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of colleges that use our enrollment marketing services and brands that use our brand advertising, and ultimately to generate advertising and marketing services revenue, depends on a number of factors, including:

•	competing effectively for advertising and marketing dollars from colleges, brands, online marketing and media companies and advertisers;

•	penetrating the market for student-focused advertising;

•	successfully developing a platform that can deliver advertising and marketing services across multiple channels, including print, email, personal computer and mobile and other connected devices;

•	our ability to improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	maintaining the retention, growth and engagement of our student user base;

•	legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation;

•	the strength of our brand and media reports and other publicity involving us or other companies that utilize online platforms for advertising and marketing purposes;

•	our ability to create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	changes in the way online advertising and marketing services are priced; and

•	the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business could be adversely affected.

Our ability to attract and retain students and increase their engagement with our platform depends on our ability to connect them with the product, person or service they need to save time, save money and get smarter.

Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. The markets for these new products and services may be unproven, and these products may include technologies with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and services and other initiatives to generate revenue, but there is no guarantee these approaches will be successful. Acquisitions of new companies and products creates integration risk, while development of new products and services and enhancements to existing products and services involves significant time, labor and expense and is subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

If our efforts to build a strong brand are not successful, we may not be able to grow our student base, which could adversely affect our operating results.

We believe our brand is a key asset of our business. Developing, protecting and enhancing the “Chegg” brand is critical to our ability to expand our student base and increase student engagement with our platform. A strong brand also helps to counteract the significant student turnover we experience from year to year as students graduate.

To succeed in our efforts to strengthen brand identity, we must, among other activities:

•	maintain our reputation as a trusted source of content and services for students;

•	maintain the quality of and improve our existing products and services;

•	continue to introduce products and services that are favorably received;

•	adapt to changing technologies;

•	protect our students’ data, such as passwords, personally identifiable information and credit card data;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

•	ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including the Zinch brand and the students who use Zinch.com, into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we cannot assure you that we will be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our products and services;

•	concern from colleges about the ways students use our content offerings, such as our 24/7 Online Study Help service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges; and

•	technical or other problems that prevent us from delivering our products and services in a rapid and reliable manner or that otherwise affect the student experience on our website.

Our future revenue depends on our ability to continue to attract new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation, requiring us to invest continuously in marketing to the student population to build brand awareness and loyalty, which we may not be able to accomplish on a cost-effective basis or at all.

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenue and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our platform.

If we are not able to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

We have expanded rapidly since we launched our online print textbook rental service in 2007. We anticipate further expanding our operations to offer additional products, services and content to students to help grow our student user base and to take advantage of favorable market opportunities. As we grow, our operations and the technology infrastructure we use to manage and account for our operations will become more complex, and managing these aspects of our business will become more challenging. Any future expansion will likely place significant demands on our resources, capabilities and systems, and we may need to develop new processes and procedures and expand the size of our infrastructure to respond to these demands. If we are not able to respond effectively to new and increasingly complex demands that arise because of the growth of our business, or, if in responding to such demands, our management is materially distracted from our current operations, our business may be adversely affected.

We may not realize the anticipated benefits of acquisitions, which could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful we may not be able to offset our acquisition costs. Acquisitions involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it:

•	may require us to incur charges and substantial debt or liabilities,

•	may cause adverse tax consequences, substantial depreciation or deferred compensation charges,

•	may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or

•	may give rise to various litigation risks;

•	we may not generate sufficient financial return to offset acquisition costs;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, operations and personnel of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	an acquisition may result in a delay in adoption rates or reduction in engagement rates for our products and services and those of the company acquired by us due to student uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell or otherwise monetize any acquired products; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

Acquisitions can be complex and time consuming to integrate. For example, we acquired Zinch in 2011 and are currently in the process of transitioning Zinch users to the Chegg platform and integrating the Zinch brand into Chegg by the end of 2014. We may not successfully transition these users to the Chegg platform.

In addition, we have made, and may make in the future, acquisitions that we later determine are not complementary with our evolving business model. For example, in 2011 we acquired, but later decided not to integrate into our business, Notehall and Student of Fortune and, as a result, in 2012 recorded an aggregate impairment charge of $0.6 million related to the write-off of intangible assets from both acquisitions.

Litigation arising from claims and lawsuits against companies that we acquire could be time-consuming, costly and detrimental to our reputation. For example, shortly after our acquisition of Student of Fortune in September 2011, a consortium of five publishers threatened litigation against us and the founders of Student of Fortune for copyright infringement for acts that occurred prior to the acquisition date. We settled the matter in October 2011. In February 2013, Apollo Group and University of Phoenix filed a complaint against us, our Chief Executive Officer and others in the U.S. District Court for the Southern District of New York for copyright infringement relating to content uploaded by third parties and made available through the Student of Fortune website that occurred prior to and following the acquisition date. We settled this matter in June 2013. We also decided to discontinue the Student of Fortune business and shut down the website in August 2013. While these settlements have not had a material impact on our financial condition, we may be subject to similar lawsuits in the future, including in connection with our other services. The outcome of any such lawsuits may not be favorable to us and could have a material adverse effect on our financial condition.

We may pursue additional acquisitions in the future to add specialized employees, complementary companies, products or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions we may issue equity, which could be dilutive, or debt, which could be costly and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenue and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

Our operating results are expected to be difficult to predict based on a number of factors.

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract students and increase their engagement with our platform, particularly at the beginning of each academic term;

•	the rate of adoption of our non-print products and digital services;

•	our ability to manage our fulfillment processes to handle significant increases in the number of students and student selections, both in peak periods and resulting in potential growth in the volume of transactions over time;

•	our ability to successfully utilize the Student Graph to target sales of complementary products and services;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability to manage our textbook library;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the effectiveness of our shipping center and those of our partners, particularly in peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to higher education.

We purchase and price textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

Our print textbook rental distribution model requires us to make substantial investments in our textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on these investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of carrying excess or obsolete textbooks. We typically plan our textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in our textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing competition becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize our purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to us in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books to us or return damaged books to us, or if we for any other reason anticipate inaccurately and acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased cost in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and our gross margins would be affected adversely.

When deciding whether to offer a textbook for rent and the price we charge for that rental, we also must weigh a variety of factors and assumptions and if our judgments or assumptions are incorrect our gross margins may be adversely affected. Certain textbooks cost us more to acquire depending on the source from which they are acquired and the terms on which they are acquired. We must factor in some projection of the number of rentals we will be able to achieve with such textbooks and at what rental price, among other factors, to determine whether we believe it will be profitable to acquire such textbooks and offer them for rent. If the textbooks we acquire are lost or damaged prematurely we may not be able to recover our costs or generate revenue on those textbooks. If we are unable to effectively make decisions about whether to acquire textbooks and the price we charge to rent those textbooks, including if the assumptions upon which our decisions are made prove to be inaccurate, our gross margins may decline significantly.

We may need additional capital, and we cannot be sure that additional financing will be available.

Our print textbook business is highly capital intensive. Historically, our use of cash to invest in our textbook library has substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, particularly if the investment required to fund our print textbook business is greater than we anticipated or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

If our relationships with the shipping providers, publishers, wholesalers or distributors that deliver textbooks directly to our students are terminated or impaired, if shipping costs increase or if these vendors are unable to timely deliver textbooks to our students, our business and results of operations could be substantially harmed.

We predominantly rely on United Parcel Service, or UPS, to deliver textbooks from our textbook warehouse and to return textbooks to us from our students. To a lesser extent we rely on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill textbook sales orders and liquidations. We are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If the delivery failures or delays or damage rates for our textbooks increase as a result of any such factors, this would increase our cost to deliver textbooks. In addition, if our shipping vendors increased shipping costs for our textbooks, our gross profit could be affected adversely if we elect not to raise our rental rates to offset the increase. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, our ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If our relationships with our shipping vendors are terminated or impaired or if our shipping vendors are unable to deliver merchandise for us, we would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. We may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to us, if at all. If we fail to timely deliver textbooks to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

We face significant competition in each aspect of our business, and we expect such competition to increase, particularly in the market for textbooks.

Our products and services compete for students, colleges and advertisers and we expect such competition to increase, as described below.

•	Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follet and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price and could be adversely affected if our competitors, some of whom are substantially larger than us and have greater financial resources, adopt, or continue with aggressive pricing strategies. Our eTextbook business competes on price, selection and the functionality and the compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to the other non-print products and digital services that we offer to students, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other smaller tutorial services.

•	Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as The College Board, radio, television and Internet advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high quality connections between prospective students and institutions of higher learning we are able to provide as well as on price.

•	Brand Advertising. With respect to brands, we compete with online and offline outlets that generate revenue from advertisers and marketers, especially those that target high school and college students.

Our industry is evolving rapidly and is becoming increasingly competitive. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. For example, a recent Supreme Court decision may make it easier for third parties to import low-cost “gray market” textbooks for resale in the United States, and these textbooks may compete with our offerings. In addition, Follett has partnered with some colleges through its includED program, which allows schools to deliver required course materials directly to students by including them in the cost of college as part of tuition and fees. Such strategic alliances may eliminate our ability to compete favorably with our print textbook rental business because of the added convenience they offer to students, which may result in reduced textbook rentals, loss of market share and reduced revenue. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect our ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to the non-print products and digital services we offer. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

We rely heavily on our proprietary technology to process deliveries and returns of our textbooks and to manage other aspects of our operations. The failure of this technology to operate effectively, particularly during peak periods, could adversely affect our business.

We use complex proprietary software to process deliveries and returns of our textbooks and to manage other aspects of our operations, including systems to consider the market price for textbooks, general availability of textbook titles and other factors to determine how to buy textbooks and set prices for textbooks and other content in real time. We rely on the expertise of our engineering and software development teams to maintain and enhance the software used for our distribution operations. We cannot be sure that the maintenance and enhancements we make to our distribution operations will achieve the intended results or otherwise be of value to students. If we are unable to maintain and enhance our technology to manage the shipping of textbooks from and returns of textbooks to our warehouse in a timely and efficient manner, particularly during peak periods, our ability to retain existing students and to add new students may be impaired.

Any significant disruption to our computer systems, especially during peak periods, could result in a loss of students and a decrease in revenue.

We rely on computer systems housed in two facilities, one located on the East Coast and one located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a live fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process could still result in service interruptions. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, theft or alteration of, the content and data contained on our systems. We also rely on systems and infrastructure of the Internet to operate our business and provide our services. Interruptions in our own systems or in the infrastructure of the Internet could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

We rely on third-party software and service providers, including Amazon Web Services, or AWS, to provide systems, storage and services for our website. Any failure or interruption experienced by such third parties could result in the inability of students to use our products and services and result in a loss of revenue.

We rely on third-party software and service providers, including AWS, to provide systems, storage and services for our website. Any technical problem with, cyber-attack on, or loss of access to such third parties’ systems, servers or technologies could result in the inability of our students to rent or purchase print textbooks, interfere with access to our digital content and other online products and services or result in the theft of end-user personal information. For example, AWS experienced a service disruption during the second quarter of 2012, which affected some aspects of the delivery of our products and services for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration or during peak periods could.

Our reliance on AWS makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand or cause us to lose students or revenue or incur substantial recovery costs and distract management from operating our business. AWS may terminate its agreement with us upon 30 days notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Increased activity during peak periods places substantially increased strain on our operations and any failure to deliver our products and services during these periods will have an adverse effect on our operating results and financial condition.

We expect a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize independent contractors and temporary personnel to supplement our workforce primarily in our warehouse and student advocacy organizations. Competition for qualified personnel has historically been intense, and we may be unable to adequately staff our warehouse and student advocacy organizations during these peak periods. Moreover, UPS and FedEx, the third-party carriers that we rely on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenue.

Computer malware, viruses, hacking, phishing attacks and spamming could harm our business and results of operations.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future. We believe that we could be a target for such attacks because of the incidence of hacking among students.

Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal system. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract students to our website. Any significant disruption to our website or internal computer systems could result in a loss of students, colleges or brands and, particularly if disruptions occur during the peak periods at the beginnings of each academic term, could adversely affect our business and results of operations.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible and delivers a satisfactory user experience to students.

It is important to our success that students be able to access our platform at all times. We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints due to an overwhelming number of students accessing our platform simultaneously. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, students may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract students and brands and the frequency with which they use our website and mobile applications.

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of students, colleges and brands, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our student user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, loss of students, colleges and brands or loss of revenue any of which could adversely affect our business and financial results.

Growing our student user base and their engagement with our platform through mobile devices depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

There is no guarantee that students will use our mobile applications, such as the mobile version of our website, m.chegg.com, Chegg Flashcards and Chegg Guided Solutions, rather than competing products. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. In the event that it is more difficult for students to access and use our application on their mobile devices, or if students choose not to access or use our applications on their mobile devices or use mobile products that do not offer access to our applications, our student growth and student engagement levels could be harmed.

If we are not able to maintain the compatibility of our eTextbook Reader with third-party operating systems, demand for our eTextbooks may decline and have an adverse effect on our operating results.

Our eTextbook Reader is designed to provide students with access to eTextbooks from any device with an Internet connection and an Internet browser, including PCs, iPads, Android tablets, Kindles, Nooks and mobile phones. Our eTextbook Reader can be used across a variety of third-party operating systems. If we are not able to maintain the compatibility of our eTextbook Reader with third-party operating systems, demand for our eTextbooks could decline and revenue could be adversely affected. We may desire in the future to make our eTextbook Reader compatible with new or existing third-party operating systems that achieve popularity within the education marketplace, and these third-party operating systems may not be compatible with our designs. Any failure on our part to modify our applications to ensure compatibility with such third-party operating systems could reduce demand for our products and services.

If the transition from print to digital distribution does not proceed as we expect, our business and financial condition may be adversely affected.

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we could be required to write-off excess print textbooks for which the rental demand has eroded. Further, our sale of used print textbooks represents a substantial source of cash from investing activities, and a substantial diminution on the value of these assets due to a shift in demand toward digital, or any other reason, could materially and adversely affect our financial condition. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, our capital requirements over the long-term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility, the ability to distribute a larger library of eTextbooks compared to print textbooks and lower cost of revenues.

If publishers refuse to grant us distribution rights to digital content on acceptable terms or terminate their agreements with us, or if we are unable to adequately protect their digital content rights, our business could be adversely affected.

We rely on licenses from publishers to distribute eTextbooks to our customers. We do not have long-term contracts or arrangements with most publishers that guarantee the availability of eTextbooks. If we are unable to secure and maintain rights to distribute eTextbooks to students upon terms that are acceptable to us, or if publishers terminate their agreements with us, we would not be able to acquire eTextbooks from other sources and our ability to attract new students and retain existing students could be adversely impacted. Some of our licenses give the publisher the right to withdraw our rights to distribute eTextbooks without cause and/or give the publisher the right to terminate the entire license agreement without cause. If a publisher exercises such a right, this could adversely affect our business and financial results. Moreover, to the extent we are able to secure and maintain rights to distribute eTextbooks, our competitors may be able to obtain the same rights on more favorable terms.

In addition, our ability to distribute eTextbooks depends on publishers’ belief that we include effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, we could be subject to claims, and publishers may be unwilling to include their content in our service. If consumers are able to circumvent the digital rights management technology that we use, they may acquire unauthorized copies of the textbooks that they would otherwise rent from us, which could decrease our textbook rental volume and adversely affect our results of operations.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, student engagement with our website could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow students to locate and download our mobile applications that enable our service. Our ability to maintain the number of students directed to our website is not entirely within our control. Our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our search result page ranking or in ways that make it harder for students to find our website, or if our competitors’ SEO efforts are more successful than ours, overall growth could slow, student engagement could decrease, and fewer students may use our platform. These modifications may be prompted by search engine companies entering the online networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of students directed to our website could harm our business and operating results.

Our core value of putting students first may conflict with the short-term interests of our business.

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services without advertising to students, such as our Courses service that require investment by us, in order to promote a more comprehensive solution. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest. We also developed The Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than five million trees to date and we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, which we will fund with one percent of the net proceeds from our IPO in November 2013. Our philosophy of putting the student first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

If we are required to discontinue certain of our current marketing activities, our ability to attract new students may be adversely affected.

Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on. For example:

•	the CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices;

•	the FTC has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive; and,

•	the TCPA restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

Even if no relevant law or regulation is enacted, we may discontinue use or support of these activities if we become concerned that students or potential students deem them intrusive or they otherwise adversely affect our goodwill and brand. If our marketing activities are curtailed, our ability to attract new students may be adversely affected.

Our business and growth may suffer if we are unable to hire and retain key personnel.

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our Chief Executive Officer, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. We compensate our employees through a combination of salary, benefits and equity compensation. Volatility or lack of positive performance in our stock price may affect our ability to retain and motivate key employees, each of whom has been granted stock options, restricted stock units, (RSUs) or both. Competition for qualified personnel can be intense, and we may not be successful in retaining and motivating such personnel, particularly to the extent our stock price remains volatile or at a depressed level, as equity compensation plays an important role in how we compensate our employees. Such individuals may elect to seek employment with other companies that they believe have better long-term prospects. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and media procurement personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

Our failure to comply with the terms of our revolving credit facility or term loan facility could have a material adverse effect on us.

We have an outstanding $50.0 million revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, with Bank of America as lender and letter of credit issuer that expires in August 2016. We currently have no amount drawn down under our credit facility. If we default on our credit obligations, our lenders may, among other things, require immediate repayment of amounts drawn on our credit facilities, terminate our credit facilities or require us to pay significant fees, penalties or damages.

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	borrow money and guarantee or provide other support for indebtedness of third-parties;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments in entities that we do not control, including joint ventures;

•	consummate a merger, consolidation or sale of all or substantially all of our assets;

•	enter into certain asset sale transactions;

•	enter into secured financing arrangements;

•	enter into sale and leaseback transactions; and

•	enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses. Any failure to comply with the restrictions of any agreement governing our other indebtedness may result in an event of default under those agreements.

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our operating results.

We are subject to regulations and laws specific to the education sector because we offer our products and services to students and collect data from students. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection of personally identifiable information from students. Examples include statutes adopted by the State of California and most other States that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition.

Our business is also subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing educational institutions affect our business. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet particularly for educational services, including laws limiting the content that we can offer, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

While we expect and plan for new laws, regulations and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities, any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet for educational purposes and for our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services.

We collect, process, store and use personal information and data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

In the ordinary course of business, and in particular in connection with merchandising our service to students, we collect, process, store and use personal information and data supplied by students, including credit card information. In the future, we may enable students to share their personal information with each other and with third parties and to communicate and share information into and across our platform. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. There are numerous federal, state and local laws regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other user data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

We currently face certain legal obligations regarding the manner in which we treat such information. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, or new regulations restricting the collection, use and sharing of information from minors under the age of 18, that limit our ability to use collected data could have an adverse effect on our business. In addition, if unauthorized access to our students’ data were to occur or if we were to disclose data about our student users in a manner that was objectionable to them, our business reputation and brand could be adversely affected, and we could face legal claims that could impact our operating results. Our reputation and brand and relationships with students would be harmed if our billing data were to be accessed by unauthorized persons.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, state and other laws regarding privacy and data protection are rapidly evolving and may be inconsistent, and we could be deemed out of compliance as such laws and their interpretation change. Any failure or perceived failure by us to comply with our privacy policies, our privacy or data-protection obligations to students or other third parties, or our privacy or date-protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause students to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as colleges and brands, violate applicable laws or our policies, such violations may also put our student users’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to students, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of on-line, social media companies. Similar actions may also impact us directly, particularly because high school students who use our College Admissions and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although, our services are not directed to children under 13, the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

The White House published a report calling for a consumer privacy Bill of Rights that could impact the collection of data, and the Department of Commerce seeks to establish a consensus-driven Do-Not-Track standard that could impact on-line and mobile advertising. The State of California and several other states have adopted privacy guidelines with respect to mobile applications. Our business, including our ability to operate internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that students share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data that students choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our student users.

Our reputation and relationships with students would be harmed if our student users’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our student users, including names and, in many cases, mailing addresses. We take measures to protect against unauthorized intrusion into our student users’ data. If, despite these measures, we or our payment processing services experience any unauthorized intrusion into our student users’ data, current and potential student users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business could be adversely affected. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. While we do have safeguards in place, we nonetheless may experience some loss from these fraudulent transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students, our results of operations could be adversely affected.

As a publisher and distributor of online content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. We also may face potential liability for content uploaded by students in connection with our community-related content or course reviews. If we become liable, then our business may suffer. Third parties may initiate litigation against us without warning. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we are unable to resolve such disputes, litigation may result. Litigation to defend these claims could be costly and harm our results of operations. We cannot assure you that we are adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

In addition, the Digital Millennium Copyright Act, or DMCA, has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights, provided we comply with the strict statutory requirements of this Act. The interpretations of the statutory requirements of the DMCA are constantly being modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the laws pertaining to this Act change, we may be subject to potential liability for caching or hosting, or for listing or linking to, third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights.

We maintain content usage review systems that, through a combination of manual and automated blocks, monitor potentially infringing content of which we become aware. Nevertheless, claims may continue to be brought and threatened against us for negligence, intellectual property infringement, or other theories based on the nature and content of information, its origin and its distribution and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation or our operations. For example, in September 2011, a consortium of five publishers threatened litigation against us and the founders of Student of Fortune, which we had then recently acquired, for copyright infringement for acts that occurred prior to the acquisition date. We settled the matter in October 2011. In February 2013, Apollo Group and University of Phoenix filed a complaint against us, our Chief Executive Officer and others in the U.S. District Court for the Southern District of New York for copyright infringement relating to content uploaded by third parties and made available through the Student of Fortune website prior to and following the acquisition date. We settled this matter in June 2013. Separately, we decided to discontinue the Student of Fortune business and shut down the website in August 2013. While these settlements have not had a material impact on our financial condition, we may be subject to similar lawsuits in the future, including in connection with our other services. The outcome of any such lawsuits may not be favorable to us and could have a material adverse effect on our financial condition.

Failure to protect or enforce our intellectual property and other proprietary rights could adversely affect our business and financial results.

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2013, we had two patents and 30 patent applications pending, primarily in the United States and eight patents pending internationally. We own four U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 350 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights, and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

Furthermore, we cannot guarantee that:

•	our intellectual property and proprietary rights will provide competitive advantages to us;

•	our competitors or others will not design around our intellectual property or proprietary rights;

•	our ability to assert our intellectual property or proprietary rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	our intellectual property and proprietary rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

•	any of the patents, trademarks, copyrights, trade secrets or other intellectual property or proprietary rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or

•	we will not lose the ability to assert our intellectual property or proprietary rights against or to license our intellectual property or proprietary rights to others and collect royalties or other payments.

If we pursue litigation to assert our intellectual property or proprietary rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights or otherwise negatively impact our business, financial condition and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace and our ability to attract customers may be adversely affected.

We are a party to a number of third-party intellectual property license agreements. For example, in 2012, we entered into an agreement with a textbook publisher that provides access to textbook solutions content for our Chegg Study service over a five-year term, for which we paid an upfront license fee. In addition, we have agreements with certain eTextbook publishers under which we incur non-refundable fees at the time we provide students access to an eTextbook. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. Any failure to obtain or renew such third-party intellectual property license agreements on commercially competitive terms could adversely affect our business and financial results.

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business and operating results.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology.

Third parties may initiate litigation against us without warning. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by electing to pay royalties or other fees for licenses. If we are forced to defend ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, inability to use our current website or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into licensing agreements, adjust our merchandizing or marketing activities or take other action to resolve the claims. These actions, if required, may be unavailable on terms acceptable to us, or may be costly or unavailable. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices, as appropriate, on a timely basis, our reputation or brand, our business and our competitive position may be affected adversely and we may be subject to an injunction or be required to pay or incur substantial damages and/or fees.

In addition, we use open source software in connection with certain of our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or use open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.

We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, book vendors, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

Our wide variety of accepted payment methods subjects us to third-party payment processing-related risks.

We accept payments from students using a variety of methods, including credit cards, debit cards and PayPal. As we offer new payment options to students, we may be subject to additional regulations, compliance requirements and incidents of fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. For example, we have in the past experienced higher transaction fees from our third-party processors as a result of chargebacks on credit card transactions.

We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards. If these companies become unwilling or unable to provide these services to us, our business could be disrupted. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our students, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Students use and earn a virtual reward currency through our 24/7 Online Study Help service, which subjects us to increased risk of fraud and security breaches and may subject us to additional regulatory requirements in the future.

We use a virtual reward currency system to run our 24/7 Online Study Help service. Students use points to ask questions and students that answer questions can earn points. A membership to our Chegg Study service includes 5,000 points a month. Earned points can be redeemed for rewards like iTunes, Starbucks or Target gift cards and discounts on textbook orders. While we develop and maintain systems to process, manage and authenticate our virtual reward currency, including systems to detect and prevent data breaches and fraudulent activity, the development and maintenance of these systems require ongoing monitoring and updating, and we may not be able to prevent breaches of our security measures. The possibility of security breaches and fraudulent or other malicious activities to gain access to our points system to fraudulently issue or obtain points cannot be eliminated entirely. We have, in the past, discovered fraudulent issuances of virtual reward currency, which did not result in any material disruption to our 24/7 Online Study Help service or adversely affect our operating results. However, if our systems are breached again and if actual or perceived fraud or other illegal activities involving our virtual reward currency were to rise due to the actions of third parties, employee error, malfeasance or otherwise, it could lead to student dissatisfaction, increased costs, damage to our reputation and brand and have a material adverse impact on our business.

In addition, if virtual reward assets are lost, or if students do not receive their purchased virtual reward currency, we may be required to issue refunds, receive negative publicity, lose students or become subject to regulatory investigation or class action litigation. Any of these problems could harm our reputation or cause us to lose students or revenue and distract management from operating our business.

Moreover, if existing laws or new laws regarding the regulation of currency and banking institutions were to be interpreted to cover virtual reward currency or goods, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs.

Worsening or stagnant economic conditions and their effect on funding levels of colleges, spending behavior by students and advertising budgets, may adversely affect our business and operating results.

Our business is dependent on, among other factors, general economic conditions, which affect college funding, student spending and brand advertising. The economic downturn over the last several years has resulted in reductions in both state and federal funding levels at colleges across the United States, which has led to increased tuition and decreased amounts of financial aid offered to students. To the extent that the economy continues to stagnate or worsens, students may reduce the amount they spend on textbooks and other educational content, which could have a serious adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our customer categories is likely to decrease, which could adversely affect our operating results and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Israel, India and the People’s Republic of China, or China, and we expect to continue to expand our international operations in the future. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•	compliance with applicable foreign laws and regulations;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	political and economic instability; and

•	higher costs of doing business internationally.

As part of our business strategy, we may make our products and services available in more countries outside of the U.S. market, where we are currently focused. The markets in which we may undertake international expansion may have educational systems, technology and online industries that are different or less well developed than those in the United States, and if we are unable to address the challenges of operating in international markets, it could have an adverse effect on our results of operations and financial condition.

Colleges and certain governments may restrict access to the Internet or our website, which could lead to the loss of or slowing of growth in our student user base and their level of engagement with our platform.

The growth of our business and our brand depends on the ability of students to access the Internet and the products and services available on our website. Colleges that provide students with access to the Internet either through physical computer terminals on campus or through wired or wireless access points on campus could block or restrict access to our website, content or services or the Internet generally for a number of reasons including security or confidentiality concerns, regulatory reasons, such as compliance with the Family Educational Rights and Privacy Act, which restricts the disclosure of student information, or concerns that certain of our products and services, such as Chegg Study, may contradict or violate their policies.

We depend in part on colleges to provide their students with access to the Internet. If colleges modify their policies in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, or if our competitors’ are able to reach more students than us, the overall growth in our student user base could slow, student engagement could decrease, and we could lose revenue. Any reduction in the number of students directed to our website would harm our business and operating results.

In addition to our U.S. operations, we currently offer our college and university matching service in China. The Chinese government may seek to restrict access to the Internet or to our website specifically and our content and services could be suspended, blocked (in whole or in part) or otherwise adversely impacted in China. Any restrictions on the use of our website by students could lead to the loss or slowing of growth in the number of students who use our platform or the level of student engagement.

Our operations are susceptible to earthquakes, floods, rolling blackouts and other types of power loss. If these or other natural or man-made disasters were to occur, our operations and operating results would be adversely affected.

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, inclement weather, shelving accidents or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area. In the recent past, California has experienced deficiencies in its power supply, resulting in occasional rolling blackouts. Our textbook warehouse is located in Shepardsville, Kentucky, which is adjacent to a flood zone. We store our textbook library in a single location in Kentucky and if floods, fire, inclement weather including extreme rain, wind, heat or cold or accidents due to human error were to occur and cause damage to our warehouse and our textbook library, our ability to fulfill orders for textbook rental and sales transactions would be materially and adversely affected and our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which may cause the trading price of our common stock to decline.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. We may need to undertake various actions to comply with these requirements, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are in the process of designing, implementing and testing the internal control over financial reporting necessary to comply with Section 404 of the Sarbanes-Oxley Act, which is time consuming, costly and complicated. We have not completed these procedures and until these controls are fully implemented and tested there is a possibility that a material misstatement would not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control at the time that such an opinion would be required, investors could lose confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We may be subject to greater than anticipated liabilities for income, property, sales and other taxes, and any successful action by federal, state, foreign or other authorities to collect additional taxes could adversely harm our business.

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed to the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014 (see discussion below under Item 3 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or subscription transactions, because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain, and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could and harm our business, financial position and results of operations.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses of approximately $98.3 million and $37.5 million, respectively, which if not utilized will begin to expire in 2025 and 2014 for federal and state purposes, respectively. At December 31, 2013, we also had federal tax credit carryforwards of approximately $1.7 million, which if not utilized will begin to expire in 2031, and state tax credit carryforwards of approximately $2.0 million, which do not expire. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 of the Code and comparable state tax laws. We may experience ownership changes in the future as a result of future issuances of our stock. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $7.34 to $11.25 through December 31, 2013. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results, including as a result of the seasonality in our business that results from the academic calendar;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and operating results or the revenue generated by our non-print products and digital services;

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” period ends;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations; and

•	general economic, political and market conditions, such as recessions, interest rate changes and currency fluctuations.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We believe our stock price may be particularly susceptible to volatility as the stock prices of technology and Internet companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of our common stock in the public market could cause our stock price to decline.

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2013, we had approximately 81.7 million shares of common stock outstanding. Approximately 66.9 million shares of common stock outstanding are currently restricted as a result of lock-up or market-standoff agreements and will be eligible for sale at various times beginning mid-May 2014, subject in some cases to vesting requirements and the requirements of Rule 144 or Rule 701. As these resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Our insiders who are significant stockholders may control the election of our board of directors and may have interests that conflict with those of other stockholders.

Our directors, executive officers and holders of 5% of more of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 59% of our outstanding capital stock as of December 31, 2013 (including options exercisable by those holders within 60 days of that date). As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

If securities or industry analysts do not publish research reports about our business or publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, our credit facility contains restrictions on our ability to pay dividends.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined under the JOBS Act. For so long as we are an “emerging growth company,” we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year (a) following the fifth anniversary of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Delaware law and provisions in our restated certificate of incorporation and restated bylaws that went into effect at the closing of our IPO could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	our board of directors will be classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause and by the approval of the holders of at least two-thirds of our outstanding common stock;

•	subject to certain limitations, our board of directors will have the sole right to set the number of directors and to fill a vacancy resulting from any cause or created by the expansion of our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

•	only our board of directors will be authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•	our restated certificate of incorporation will authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock;

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•	our stockholders cannot act by written consent;

•	our restated bylaws can only be amended by our board of directors or by the approval of the holders of at least two-thirds of our outstanding common stock; and

•	certain provisions of our restated certificate of incorporation can only be amended by the approval of the holders of at least two-thirds of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in February 2019. We have an approximately 611,000 square-foot warehouse in Shepherdsville, Kentucky under a lease that expires in November 2016. We have additional offices in California, New Jersey, Oregon and Utah in the United States and internationally in India, Israel and China, under leases that expire at varying times between 2014 and 2017. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation, or other forms of communication. In addition, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters.

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued using similar rates for the two years under audit. We appealed to the Commonwealth of Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results, and/or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “CHGG” since November 13, 2013, the date of our IPO.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2013
Fourth quarter (from November 13, 2013)	$9.68	$7.49

Stockholders of Record

As of December 31, 2013, there were 305 stockholders of record of our common stock, and the closing price of our common stock was $8.51 per share as reported on the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from November 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and Russell 2000 Index. The graph assumes that $100 was invested at the market close on November 13, 2013 in the common stock of Chegg, Inc., the S&P 500 Index and the Russell 2000 Index and data for the S&P 500 Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Recent Sale of Unregistered Securities

Recent Sale of Unregistered Securities

During 2013, prior to our filing of a Registration Statement on Form S-8 with the SEC on November 14, 2013, pursuant to which we registered all stock option and RSU awards outstanding as of that date we granted stock options under our 2005 Stock Incentive Plan to purchase 2,108,443 shares of common stock (net of expirations, forfeitures and cancellations) to our employees, directors, advisors and consultants, having exercise prices ranging from $7.64 to $12.06 per share, as well as 925 RSUs to our employees under our 2005 Stock Incentive Plan. In addition, options to purchase 862,313 shares of common stock were exercised through November 14, 2013 at exercise prices ranging from $0.08 to $8.42 per share, for aggregate consideration of $3.3 million. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On November 12, 2013, the SEC declared our registration statement on Form S-1 (File No. 333-190616) effective for our IPO, which closed on November 18, 2013. An aggregate of 15,000,000 shares of our common stock was sold in our IPO at a price to the public of $12.50 per share, consisting of 14,400,000 shares sold by us and 600,000 shares sold by a selling stockholder. The underwriters of the offering were J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC, Piper Jaffray & Co., Raymond James & Associates, Inc. and BMO Capital Markets Corp.

As a result of the IPO, we received total net proceeds of approximately $162.9 million, after deducting total expenses of $17.1 million, consisting of underwriting discounts and commissions of $12.6 million and offering-related expenses of approximately $4.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of the selling stockholder.

Approximately $31.0 million of the net proceeds to us from the IPO were used to repay outstanding borrowings under our revolving credit facility and $1.0 million were used to pay taxes related to the net share settlement of RSUs. No payments were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates using the net proceeds from the IPO, other than the payment of certain legal expenses on behalf of the selling stockholder. The remaining $130.9 million in net offering proceeds have been invested into short-term and long-term investment-grade securities and cash equivalents held for working capital purposes.

We intend to fund the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, with one percent of the net proceeds from our IPO.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

During the year ended December 31, 2013, we did not repurchase any equity securities.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$255,575	$213,334	$172,018	$148,922	$47,834
Net loss	$(55,850)	$(49,043)	$(37,601)	$(25,980)	$(23,650)
Deemed dividend to preferred stockholders	(102,557)	—	—	—	—

Net loss attributable to common stockholders	$(158,407)	$(49,043)	$(37,601)	$(25,980)	$(23,650)

Net loss per share attributable to common stockholders, basic and diluted	$(7.58)	$(4.39)	$(4.45)	$(3.74)	$(3.62)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	20,902	11,183	8,453	6,953	6,526

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$327,371	$196,367	$196,333	$210,751	$101,182
Deferred revenue	22,804	20,032	12,513	6,930	4,461
Debt obligations, current and noncurrent	—	19,386	20,500	29,218	17,563
Preferred stock warrant liabilities	—	6,627	5,913	7,768	8,923
Convertible preferred stock	—	207,201	182,218	182,218	89,304
Common stock and additional paid-in capital	479,361	63,088	48,328	17,832	2,946
Total stockholders’ equity (deficit)	274,240	(86,127)	(51,894)	(44,789)	(33,695)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money and get smarter. We are driven by our passion to help students become active consumers in the educational process. Our integrated platform, which we call the Student Hub, offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. Our Student Graph builds on the information generated through students’ and other participants’ use of our platform to increasingly enrich the experience for participants as it grows in scale and power the Student Hub. By helping students learn more in less time and at a lower cost, we help them improve the overall return on investment in education. During 2013, nearly 7.0 million students used our platform and approximately 1.3 million students used our mobile applications.

We have an extensive print textbook and eTextbook library available for rent and sale. Our Chegg Study service helps students solve problems and master challenging concepts on their own. We also offer free services to students, such as helping high school students find colleges and scholarship opportunities and helping college students decide which courses to take and find supplemental materials. These and other free services we offer are designed to round out the Student Hub as a one-stop destination for critical student needs. During 2013, students completed 3.8 million transactions on our platform, we rented or sold over 5.5 million print textbooks and eTextbooks and approximately 464,000 students subscribed to our proprietary Chegg Study service. Our Internships service, co-branded with Internships.com, allows students to connect to over 70,000 internships from top companies, bringing students and employers together in one centralized location, helping students and young professionals find the right internship to jump start their career. We intend to expand our user base to reach students beyond college, including graduate and professional school students and other lifelong learners.

We partner with other key constituents in the education ecosystem, such as publishers, colleges and brands, to provide a comprehensive, student-first connected learning platform. We currently source print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We are working to become the digital distribution platform of choice for these publishers. We also partner with approximately 875 colleges in the United States to help them achieve greater efficiency in student recruiting by offering connections to interested students. We offer leading brands compelling marketing solutions for reaching the college demographic. As we continue to grow our platform, we believe it will become increasingly valuable to the education ecosystem and benefit publishers, content providers, colleges, educators and brands as they connect to our student user base.

Our digital platform is experiencing rapid growth. In 2013, 2012 and 2011, we generated net revenues of $255.6 million, $213.3 million and $172.0 million, respectively. During the same periods, we had net losses of $55.9 million, $49.0 million and $37.6 million, respectively. We plan to continue to invest in the long-term growth of the company, particularly further investment in the technology that powers the Student Hub and the Student Graph and in the development of products and services that serve students. As a result of our investment philosophy, we cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

Our strategy for achieving and maintaining profitability is centered upon our ability to expand the number of students using our products and services and increase student engagement with our connected learning platform. For the foreseeable future we expect to continue to invest in our print textbook business as a means of expanding student acquisition and generating operating cash flow. To deepen student engagement we will continue to invest in the expansion of our non-print products and digital services to provide a more compelling and personalized solution. We believe this expanded and deeper penetration of the student demographic will allow us to drive growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of higher margin non-print products and digital services, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions from our non-print products and digital services and other factors described in greater detail in “Risk Factors.”

Our Print Textbook Business

We were founded in 2005 to help students reduce the cost of college and we launched our online print textbook rental business in 2007. We saw that outside of tuition, fees, room and board, print textbooks are one of the most burdensome costs of higher education, and we worked to develop a sustainable business model that could solve this problem for students. Our core idea was to purchase textbooks, rent them to students for the academic term at a substantial discount from list price to attract volume and realize return on our investment by renting the same book over multiple academic terms.

We began to achieve substantial scale in 2010 when net revenues more than tripled compared to the prior year. Leveraging the business intelligence we gained from operating at scale, in 2011, we reduced our rental catalog to include only those titles with sufficient demand to support our economic model, contributing to the reduced revenue growth rate during the year. At the same time, in order to continue to offer students a comprehensive textbook selection at a substantial savings compared to retail prices available from other vendors, we made print textbooks lacking sufficient demand to support the rental model available for purchase on our website at a slight mark-up to our cost. This had the effect of shifting textbooks with a lower acquisition cost or lower demand from our rental catalog to our sales catalog. We also increasingly use our website to liquidate textbooks from our textbook library, which allows us to generate greater recovery on our textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We are able to adjust what we liquidate based on expected rental demand. As an example, in the second half of 2013, we elected to optimize our textbook library more for rental than liquidation in anticipation of greater rental demand for the winter rush cycle. This decision led to less site liquidations in that quarter of the books that typically have higher source cost recovery but also increased our available inventory of books for rent. We source both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used textbooks allows us to reduce the investments necessary to maintain our textbook library while at the same time attracting students to our website by offering them more for their textbooks than they could generally get by selling them back to their campus bookstore. Through these refinements to our model, we have achieved greater overall efficiency, enabling us to lower our per unit rental rates, which has driven revenue growth and, to a greater extent, print textbook unit volumes beginning in 2012.

Our print textbook rental business is highly capital intensive. While we generate positive cash flows from operations on an annual basis, this has been more than offset by the cash we use for our investing activities, primarily due to the purchase of print textbooks. We expect this trend to continue in the foreseeable future. We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. In 2013, our investment in print textbooks, net of proceeds from textbook liquidation, was $84.3 million.

Our Non-print Products and Digital Services Business

Building on the rapid adoption and high engagement of students with our print textbook offerings, in 2010 we set out to offer digital content and solutions and create our student-first connected learning platform to address other critical aspects of the education process. With the advent of eTextbooks, we developed a web-based, multiplatform eTextbook Reader and offer eTextbooks and supplemental materials from approximately 120 publishers both as a rental-equivalent solution and for free for students awaiting the arrival of their print textbook rental. In the fourth quarter of 2010, we purchased Cramster, a company that provided online homework help for college students. We further developed the offerings of Cramster to create our Chegg Study service, which we fully integrated into our platform in the second quarter of 2012. In the fourth quarter of 2011, we purchased Zinch, a company offering college admissions and scholarship services to students and enrollment marketing services to colleges. We have continued to offer these services through Zinch.com and expect to complete our integration of Zinch.com into Chegg.com in 2014. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Microsoft, Red Bull and Serve from American Express, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students, and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

For non-print products and digital services, students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. While none of these offerings individually has amounted to more than 10% of our net revenues to date, in the aggregate these offerings amounted to 21% of net revenues in 2013, up from less than 1% in 2010.

Seasonality of Our Business

A substantial majority of our revenue is recognized ratably over the term the student rents our textbooks or has access to our non-print products and digital services. This generally results in our highest revenue in the fourth quarter as it reflects more days of the academic year and our lowest revenue in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. As a result of these factors, the most concentrated periods for our revenue and expenses do not necessarily coincide, and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance.

Components of Results of Operations

Net Revenues

We derive our revenue from the rental or sale of print textbooks and from non-print products and digital services, net of allowances for refunds or charge backs from our payment processors, who process payments from credit cards, debit cards and PayPal.

We primarily generate revenue from the rental of print textbooks and to a lesser extent, through the sales of print textbooks through our website purchased by us on a just-in-time basis. Rental revenue is recognized ratably over the term of the rental period, generally two to five months. Revenue from selling textbooks on a just-in-time basis is recognized upon shipment and has comprised less than 6% of our consolidated revenues on average over the three years ended December 31, 2013. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. Net revenues from the rental or sale of print textbooks represented 79%, 87% and 93% of our net revenues in 2013, 2012 and 2011, respectively, reflecting increasing growth in our non-print products and digital services business.

We also generate revenue from non-print products and digital services that include eTextbooks, supplemental materials and our Chegg Study service that we offer to students, enrollment marketing services that we offer to colleges and advertising services that we offer to brands. Non-print products and digital services are offered to students through monthly or annual subscriptions or memberships, and we recognize revenue ratably over the subscription or membership period. We generally offer memberships to our Chegg Study service for $14.95 per month and $74.95 per year but may change our pricing for this service in the future. As with the revenue from print textbooks rentals, revenue from eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable. For additional information about these products and services and other services that we offer to students for free, such as our Courses service and College Admissions and Scholarship Services, see “Business—The Student Hub.”

Marketing services include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges and graduate schools with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Revenue is recognized ratably or as earned over the subscription service period, generally one year. Revenue from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, is recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

Deferred revenue primarily consists of advance payments from students related to rentals, subscriptions and memberships that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenue ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues related to print textbooks include textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the textbook library and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Changes in our cost of revenues may be disproportionate to changes in our revenue because unrecoverable costs, such as outbound shipping and other fulfillment and payment processing fees, are expensed in the period they are incurred while revenue is recognized ratably over the rental term. This effect is particularly pronounced in the first and third quarters at the beginning of academic terms. As a result, we could experience quarters in which our cost of revenues exceeds our revenue for the period.

Cost of revenues related to non-print products and digital services, in which we also group eTextbooks, consist primarily of the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs. Changes in our cost of revenues related to non-print products and digital services may be disproportionate to changes in our revenue because the publisher fees for eTextbooks are expensed in the period in which such costs are incurred, while the associated revenue may be deferred and recognized ratably over a future period.

Margins on non-print products and digital services are generally higher than margins on the rental or sale of print textbooks. However, we experience substantially lower margins with eTextbook transactions than we do with other non-print products and digital services. Overall, we anticipate that to the extent non-print products and digital services revenue grows, our gross margins will generally improve over time.

Operating Expenses

We classify our operating expenses into four categories: technology and development, sales and marketing, general and administrative and loss (gain) on liquidation of textbooks. One of the most significant components of our operating expenses is employee-related costs, which include stock-based compensation expenses. We expect to continue to hire new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. Our costs and expenses contain information technology expenses and facilities expenses such as webhosting, depreciation on our infrastructure systems, our headquarters lease expense and the employee-related costs for information technology support staff. We allocate these costs to each expense category, including cost of revenues, technology and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, we expect our operating expenses will increase over time to expand capacity and sustain our workforce.

Technology and Development

Our technology and development expenses consist of salaries, benefits and stock-based compensation expense for employees in our product and web design, engineering and technical teams who are responsible for maintaining our website, developing new products and improving existing products. Technology and development costs also include amortization of acquired intangible assets, webhosting costs, third-party development costs and allocated information technology and facilities expenses. We expense substantially all of our technology and development expenses as they are incurred. In the past three years, our expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems used to manage our textbook library. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns and other initiatives. We incur salaries, benefits and stock-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions required for enrollment marketing services and amortization of acquired intangible assets and allocated information technology and facilities costs. Our marketing expenses are largely variable; and we tend to incur these in the first and third quarters of the year due to our efforts to target students at the beginning of academic terms. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Sales and marketing expenses also include lead generation services and sales commissions for our enrollment marketing services and brand advertising.

General and Administrative

Our general and administrative expenses consist of salaries, benefits and stock-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, provision for doubtful accounts and allocated information technology and facilities costs. We expect to incur additional costs related to operating as a public company including increased audit, legal, regulatory and other related fees.

Loss (Gain) on Liquidation of Textbooks

Loss (gain) on liquidation of textbooks consists of proceeds we receive from the sale of previously rented print textbooks, through our website or to wholesalers and other channels, offset by the net book value of such textbooks. Our loss (gain) on liquidation of textbooks is driven by several factors including age of the books liquidated, the volume of books liquidated at a given point in time and the channel through which we liquidate. When the proceeds received exceed the net book value of the textbooks liquidated we record a gain on liquidation of textbooks.

Interest and Other Expense, Net

Interest and other expense, net consists primarily of interest expense on our debt obligations, changes in the fair value of our preferred stock warrants and interest income on our cash and cash equivalents and investment balances. At the time of our IPO in November 2013, the preferred stock warrants were converted into common stock warrants and will not be revalued in the future. In addition, on November 18, 2013, we repaid our revolving credit facility in full.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to the uncertainty as to the realization of the benefits of our domestic deferred tax assets, we have recorded a full valuation allowance against such assets.

Certain Accounting Effects Resulting from our IPO

The completion of our IPO resulted in certain accounting effects and cash tax payments related to the issuance of 11,667,254 shares of our common stock in the form of a deemed stock dividend to the holders of our Series D and Series E convertible preferred stock valued at approximately $102.6 million and the stock-based compensation expense associated with RSUs that we had granted prior to our IPO that will now vest as a result of the completion of our IPO. These RSUs vest upon satisfaction of both a time-based service component and a performance condition. Satisfaction of the performance condition was contingent upon the completion of our IPO and we now expect the performance condition to be satisfied on March 15, 2014. We began recognizing stock-based compensation expense associated with these RSUs for the already-elapsed service period upon the completion of our IPO, which was approximately $12.5 million in 2013 based on an aggregate of approximately 1.2 million shares of common stock underlying these RSUs. Stock-based compensation expense related to the remaining service period will be recognized ratably as the time-based service requirement is met.

In addition, in connection with our IPO, certain of our officers and consultants received anti-dilutive stock option and RSU grants that will vest on the same schedule as the equity awards previously granted to each executive, taken as a whole, including the vesting start date for such awards. Stock-based compensation expense associated with the vested portion of these awards was recognized on the date of grant and stock-based compensation expense related to the unvested portion will be recognized ratably as the time-based service requirement is met.

Results of Operations

The following table summarizes our historical consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$255,575	$213,334	$172,018
Cost of revenues(1)	175,060	145,669	127,012

Gross profit	80,515	67,665	45,006
Operating expenses(1):
Technology and development	41,944	39,315	29,591
Sales and marketing	50,302	51,082	28,400
General and administrative	40,486	25,117	20,328
Loss (gain) on liquidation of textbooks	(1,186)	(2,594)	2,785

Total operating expenses	131,546	112,920	81,104

Loss from operations	(51,031)	(45,255)	(36,098)
Interest and other expense, net	(4,177)	(3,759)	(1,703)

Loss before provision (benefit) for income taxes	(55,208)	(49,014)	(37,801)
Provision (benefit) for income taxes	642	29	(200)

Net loss	$(55,850)	$(49,043)	$(37,601)

(1) Includes stock-based compensation expense as follows:

Cost of revenues	$1,185	$542	$537
Technology and development	9,414	7,657	3,840
Sales and marketing	7,107	5,164	3,062
General and administrative	19,252	4,682	5,692

Total stock-based compensation expense	$36,958	$18,045	$13,131

The following table summarizes our historical consolidated statements of operations data as a percentage of net revenues for the periods shown:

	Year Ended December 31,
	2013	2012	2011
Net revenues	100%	100%	100%
Cost of revenues	68	68	74

Gross profit	32	32	26
Operating expenses:
Technology and development	16	18	17
Sales and marketing	20	24	16
General and administrative	16	12	12
Loss (gain) on liquidation of textbooks	—	(1)	2

Total operating expenses	52	53	47

Loss from operations	(20)	(21)	(21)
Interest and other expense, net	(2)	(2)	(1)

Loss before provision (benefit) for income taxes	(22)	(23)	(22)
Provision (benefit) for income taxes	—	—	—

Net loss	(22)%	(23)%	(22)%

Years Ended December 31, 2013, 2012 and 2011

Net Revenues

The following table sets forth our net revenues for the periods shown, in addition to detail of print textbooks and non-print products and digital services (dollars in thousands):

	Year Ended December 31,			Change in 2013		Change in 2012
	2013	2012	2011	$	%	$	%
Print textbooks	$203,077	$185,169	$160,392	$17,908	10%	$24,777	15%
Non-print products and digital services	52,498	28,165	11,626	24,333	86	16,539	142

Net revenues	$255,575	$213,334	$172,018	$42,241	20%	$41,316	24%

Net revenues in 2013 increased $42.2 million, or 20%, compared to 2012. The year-over-year increase in net revenues was the result of an 86% increase in non-print products and digital services due to growth in new memberships for our Chegg Study service, growth in our enrollment marketing services as we reach more universities, and an increase in eTextbook volumes. Non-print products and digital services represented 21% of net revenues during 2013 and 13% of net revenues during 2012. The increase was also the result of a 16% increase in print textbook rental volumes, partially offset by a reduction in price per rental unit. We anticipate that our non-print products and digital services will continue to grow at a rate greater than our overall revenue growth in future periods.

Net revenues in 2012 increased $41.3 million, or 24%, compared to 2011. The increase in net revenues was due primarily to an increase in print textbook volumes of 22%, resulting from an increase in rental units. Non-print products and digital services represented 7% of net revenues during 2011 and 13% of net revenues during 2012, increasing by 142% in absolute dollars during 2012 due to a full year of enrollment marketing services as a result of our acquisition of Zinch in October 2011 and growth in new memberships for our Chegg Study service.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2013		Change in 2012
	2013	2012	2011	$	%	$	%
Cost of revenues(1)	$175,060	$145,669	$127,012	$29,391	20%	$18,657	15%
(1) Includes stock-based compensation expense	$1,185	$542	$537	$643	119%	$5	1%

Cost of revenues in 2013 increased $29.4 million, or 20%, compared to 2012. The increase was primarily due to an increase in order fulfillment and payment processing costs of $10.3 million, textbook depreciation of $7.6 million and cost of digital content of $2.5 million. The increase in order fulfillment costs, in particular eTextbook fees and payment processing fees, is directly attributable to the increase in textbook unit volumes during 2013. Textbook depreciation increased primarily due to our purchases of textbooks during the year. The cost of digital content increased during the year due to our expansion of digital content solutions made available to students. In addition, we experienced an increase in the cost of textbooks purchased on a just-in-time basis of approximately $5.3 million, which was primarily driven by an increase in the number of units sold. We also experienced increased costs of approximately $2.7 million associated with hiring temporary personnel to assist with higher transaction and textbook volumes during 2013 and higher write-offs of $1.3 million. Cost of revenues as a percentage of net revenues was flat from 2013 to 2012.

Cost of revenues in 2012 increased $18.7 million, or 15%, compared to 2011. The increase was primarily due to an increase in order fulfillment costs of $13.7 million, cost of digital content of $3.8 million and textbook depreciation of $1.0 million. The increase in order fulfillment costs is directly attributable to the increase in textbook unit volumes in 2012 compared to 2011. The cost of digital content increased in 2012 due to our expansion of digital content solutions we developed or licensed from publishers and made available to students. Textbook depreciation increased primarily due to the expansion of our textbook library. Cost of revenues as a percentage of net revenues decreased to 68% for 2012 from 74% for 2011, primarily due to the increase in our net revenues from higher margin non-print products and digital services.

Operating Expenses

The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2013		Change in 2012
	2013	2012	2011	$	%	$	%
Technology and development(1)	$41,944	$39,315	$29,591	$2,629	7%	$9,724	33%
Sales and marketing(1)	50,302	51,082	28,400	(780)	(2)	22,682	80
General and administrative(1)	40,486	25,117	20,328	15,369	61	4,789	24
Loss (gain) on liquidation of textbooks	(1,186)	(2,594)	2,785	1,408	(54)	(5,379)	(193)

	$131,546	$112,920	$81,104	$18,626	16%	$31,816	39%

(1) Includes stock-based compensation expense of:

Technology and development	$9,414	$7,657	$3,840	$1,757	23%	$3,817	99%
Sales and marketing	7,107	5,164	3,062	1,943	38	2,102	69
General and administrative	19,252	4,682	5,692	14,570	311	(1,010)	(18)

Stock-based compensation expense	$35,773	$17,503	$12,594	$18,270	104%	$4,909	39%

Technology and Development

Technology and development expenses during 2013 increased $2.6 million, or 7%, compared to 2012. During 2013 our employee-related expenses increased $3.2 million compared to the prior year. In addition, stock-based compensation expense increased by $1.8 million primarily due to the grant of vested RSUs and the vesting of previously outstanding RSUs to officers and consultants, which resulted in additional stock-based compensation expense upon the completion of our IPO. These increases were partially offset by a decrease in amortization of intangible assets as intangibles acquired during 2011 became fully amortized. In addition, as we hired full-time employees we reduced our usage of contractors, resulting in savings of approximately $0.6 million during 2013 compared to 2012. Technology and development as a percentage of net revenues decreased to 16% of net revenues in 2013 compared to 18% of net revenues in 2012.

Technology and development expenses in 2012 increased $9.7 million, or 33%, compared to 2011. Technology and development as a percentage of net revenues increased to 18% of net revenues in 2012 compared to 17% of net revenues in 2011. The increase in absolute dollars and as a percentage of net revenues was due to an increase in employee related compensation and benefits of approximately $5.5 million, primarily driven by increased headcount during 2012. This increase was partially offset by a decrease in outside services of $1.6 million as a result of hiring full-time employees. We also experienced an increase in stock-based compensation expense during 2012 of approximately $3.8 million. This increase is primarily the result of the full year impact of stock-based compensation expense as a result of the issuance of stock options and restricted shares of our common stock granted in conjunction with our acquisitions during prior years, as well as an increase in new grants. Amortization of intangible assets increased $2.2 million due to a full year of amortization for technology acquired during 2011 through our acquisitions.

Sales and Marketing

Sales and marketing expenses during 2013 decreased by $0.8 million, or 2%, compared to 2012. Sales and marketing expenses as a percentage of net revenues decreased to 20% during 2013 compared to 24% of net revenues during 2012. The decrease in absolute dollars and as a percentage of net revenues is primarily attributable to a decrease in advertising and marketing expenses of $5.1 million as a result of improved performance of search engine optimization and increased direct traffic resulting in decreased reliance on paid advertising, which were outperforming paid search advertising primarily utilized during 2012. There was a decrease of $0.9 million in amortization of intangible assets as intangibles acquired during 2011 became fully amortized. These decreases were partially offset by increased employee related expenses of $2.9 million as a result of increased average headcount during 2013 compared to 2012 and increased stock-based compensation expense of $1.9 million primarily due to the grant of vested RSUs and the vesting of previously outstanding RSUs to officers and consultants, which resulted in additional stock-based compensation expense upon the completion of our IPO.

Sales and marketing expenses in 2012 increased $22.7 million, or 80%, compared to 2011. Sales and marketing expenses as a percentage of net revenues increased to 24% in 2012 compared to 16% in 2011. The increase in absolute dollars and as a percentage of net revenues was primarily the result of an increase in employee-related compensation and benefits of $7.9 million, primarily due to increased headcount during 2012, as we included a full year of expenses related to the employees that joined us as a result of our acquisition of Zinch in October 2011 and as we invested in growing our brand and enrollment marketing services capabilities. In addition, marketing activities increased by $6.2 million related to search advertising as a result of increased spending to reach more customers. Allocated information technology and facilities costs increased by $2.0 million during 2012, and our travel and entertainment expenses and outside services expenses increased by $0.8 million and $0.6 million, respectively, due to support of our enrollment marketing services, which we incurred a full year of expenses in 2012, since the October 2011 acquisition of Zinch. We also experienced an increase in stock-based compensation expense during 2012 of approximately $2.1 million. This increase is the result of new hire option grants and options and restricted shares of our common stock issued in conjunction with our acquisitions during prior years. Amortization of intangible assets increased by $2.1 million as we recognized a full year of amortization associated with our acquisitions completed during the second half of 2011.

General and Administrative

General and administrative expenses in 2013 increased $15.4 million, or 61%, compared to 2012. General and administrative expenses as a percentage of net revenues increased to 16% during 2013 compared to 12% of net revenues during 2012. The increase in absolute dollars and as a percentage of net revenues was due to an increase in stock-based compensation expense of $14.6 million primarily due to the grant of vested RSUs and the vesting of previously outstanding RSUs to officers and consultants, which resulted in stock-based compensation expense upon the completion of our IPO. In addition, employee-related and benefit expenses increased by $1.5 million driven by the expansion of our capabilities in our organization to support public company readiness. These increases were partially offset by lease termination expenses in 2012 as we exited our prior headquarters of $0.6 million compared to none in 2013 and lower bad debt expenses of $0.3 million primarily due to our collection efforts.

General and administrative expenses in 2012 increased $4.8 million, or 24%, compared to 2011. The increase in absolute dollars and as a percentage of net revenues was primarily due to an increase in employee related compensation and benefits of $2.1 million driven by the expansion of capabilities in our organization to support public company readiness. In addition, expenses of $0.7 million were incurred due to liabilities resulting from the Cramster acquisition, and depreciation expenses increased by $0.6 million. Outside accounting and professional fees increased $0.6 million due to valuation services and public company readiness initiatives, and bad debt expenses increased by $0.5 million.

Loss (Gain) on Liquidation of Textbooks

In 2013, we had a net gain on liquidations of $1.2 million, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. The number of textbooks liquidated in 2013 increased compared to the volumes in 2012 however the amounts recovered decreased in 2013 compared to 2012 due to more liquidation volumes through various other liquidation channels as compared to our website.

In 2012, we had a net gain on liquidations of $2.6 million resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. The number of textbooks liquidated in 2012 was comparable to those liquidated in 2011; however the amounts recovered were higher in 2012 than in 2011 due to more liquidation volumes through our website, where the recovery proceeds are greater than through wholesalers or other channels.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net, for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2013		Change in 2012
	2013	2012	2011	$	%	$	%
Interest expense, net	$(3,818)	$(4,393)	$(3,558)	$575	(13)%	$(835)	23%
Other income (expense), net	(359)	634	1,855	(993)	(157)	(1,221)	(66)

Total interest and other expense, net	$(4,177)	$(3,759)	$(1,703)	$(418)	11%	$(2,056)	121%

Interest expense, net decreased by $0.6 million during 2013 primarily due to lower average outstanding loan balances and a lower effective interest rate.

Other expense, net was a net expense during 2013 resulting from an increase in the fair value of our preferred stock warrants compared to the value during 2012, prior to their conversion into common stock warrants.

Interest expense, net increased by $0.8 million in 2012 primarily due to the interest associated with two outstanding credit facilities in 2012, compared to only one in 2011, as well as the accrual of an end-of-term fee and an increase in the amortization of issuance costs associated with a term loan facility we entered into in May 2012.

Other income, net decreased in 2012 due to a smaller change in the fair value of our preferred stock warrants compared to the decrease in the fair value of the preferred stock warrants in 2011.

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2013		Change in 2012
	2013	2012	2011	$	%	$	%
Provision (benefit) for income taxes	$642	$29	$(200)	$613	n/m	$229	115%

We recognized income tax expense of $0.6 million, in 2013 that was comprised of state and foreign income tax expense. We recognized income tax expense of $29,000 in 2012, which was comprised of state and foreign income tax expense, partially offset by the release of certain income tax benefits. We recognized an income tax benefit of $0.2 million in 2011, due to the release of valuation allowances as a result of our acquisitions, partially offset by state and foreign income tax expense.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity were cash, cash equivalents and investments totaling $138.3 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities and money market funds. We have $50.0 million available for draw down under our revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, which expires in August 2016. At December 31, 2013, there were no amounts drawn down on our revolving credit facility which carries, at our election, (1) a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1%, or Prime, or (2) a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The revolving credit facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for income taxes, depreciation and amortization expense, non-cash stock-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2013, we were in compliance with these financial covenants.

Our print textbook business is highly capital intensive, and we typically use cash for our investing activities while we generate positive cash flows from operations. We capitalize the investment in our print textbook library and depreciate the value of our textbooks over their useful life as cost of revenues. In 2013, 2012 and 2011, our investment in print textbooks, net of proceeds from textbook liquidations, was $84.3 million, $70.4 million and $43.2 million, respectively. To the extent our business continues to grow, or as new textbook versions are published, we anticipate we will continue to purchase additional textbooks, resulting in a use of cash from investing activities. As of December 31, 2013, we have incurred cumulative losses of $205.1 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

We believe that our existing sources of liquidity will be sufficient to fund our operations, debt service and repayment obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including the level of investment in textbooks to support our print textbook business and our ability to recover our source costs through the rental of textbooks and as we liquidate textbooks at the end of their lifecycle, our rate of revenue growth, our sales and marketing activities and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

The following table sets forth our cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$63,706	$54,681	$32,754
Net cash used in investing activities	$(153,090)	$(88,103)	$(59,926)
Net cash provided by (used in) financing activities	$145,218	$19,845	$(8,750)

Cash Flows from Operating Activities

Although we incurred net losses in 2013, 2012 and 2011, we generated positive cash flows from operating activities in each period presented, which was primarily the result of our increased textbook revenue. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, and our accounts payable are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and stock-based compensation expense. In 2013, 2012 and 2011, our non-cash operating expenses and changes in operating assets and liabilities more than offset our net loss.

Net cash provided by operating activities in 2013 was $63.7 million. Although we incurred a net loss of $55.9 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $64.8 million, other depreciation and amortization expense of $11.6 million, stock-based compensation expense of $37.0 million and loss from write-offs of textbooks of $5.9 million.

Net cash provided by operating activities in 2012 was $54.7 million. Although we incurred a net loss of $49.0 million, our net loss was offset by significant non-cash operating expenses, including textbook library depreciation expense of $57.2 million, other depreciation and amortization expense of $12.6 million, stock-based compensation expense of $18.0 million and loss from write-offs of textbooks of $4.6 million.

Net cash provided by operating activities in 2011 was $32.8 million. Although we incurred a net loss of $37.6 million, our net loss was offset by significant non-cash operating expenses, including textbook library depreciation expense of $56.1 million, other depreciation and amortization expense of $7.3 million, stock-based compensation expense of $13.1 million and loss from write-offs of textbooks of $5.3 million. In addition, we used cash from operations in 2011 as a result of an $8.2 million reduction in accrued liabilities, primarily related to the liabilities assumed in connection with our acquisitions in the second half of the year, a $4.9 million reduction in accounts payable due to the timing of vendor payments and a $3.6 million increase in prepaid expenses and other current assets related to the cash escrow balance associated with the Cramster acquisition becoming due within a year and an advanced payment related to eTextbook publisher fees, partially offset by a $5.6 million increase in deferred revenues from the growth of our print textbook, enrollment marketing services and Chegg Study businesses.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of textbooks and property and equipment, offset by proceeds from the liquidation of textbooks. Net cash used in investing activities in 2013 was $153.1 million and was primarily used for purchases of textbooks of $122.2 million, purchases of investments of $61.4 million and purchases of property and equipment and other assets of $7.4 million, partially offset by proceeds from liquidation of textbooks of $38.0 million.

Net cash used in investing activities in 2012 was $88.1 million and was primarily used for purchases of textbooks of $104.5 million and purchases of property and equipment of $15.1 million, partially offset by proceeds from liquidation of textbooks of $34.1 million.

Net cash used in investing activities in 2011 was $59.9 million and was used for purchases of textbooks of $74.1 million, partially offset by proceeds from liquidation of textbooks of $30.9 million. In 2011, we narrowed our rental catalog to include only those titles that we believe have sufficient demand to profitably enable the repeat rentals necessary to support renting textbooks at a per rental price below our acquisition cost. In addition, we used $14.0 million in the acquisition of businesses, net of cash acquired.

Cash Flows from Financing Activities

Cash flows from financing activities have been related to proceeds from, and payments on, our debt obligations and proceeds from the issuance of convertible preferred stock. Net cash provided by financing activities in 2013 was $145.2 million and was related to net proceeds received from our IPO and the exercise of stock options, partially offset by the pay-off of our revolving credit facility.

Net cash provided by financing activities in 2012 was $19.8 million and was primarily related to proceeds from the issuance of convertible preferred stock of $25.0 million, partially offset by the repurchase of common stock and vested stock options of $5.2 million associated with a put option granted in connection with prior acquisitions.

Net cash used in financing activities in 2011 was $8.8 million and was primarily related to payments of debt obligations of $42.8 million, partially offset by proceeds from debt obligations of $33.3 million.

Contractual Obligations and Other Commitments

The following is a summary of the contractual commitments associated with our debt and lease obligations (which include the related interest) as of December 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitment fee on unused portion of revolving credit facility	$327	$125	$202	$—	$—
Operating lease obligations(1)	11,323	3,694	5,874	1,615	140

Total contractual obligations	$11,650	$3,819	$6,076	$1,615	$140

(1)	Our office and warehouse facilities are leased under operating leases, which expire at various dates through 2019.

In addition, within 90 days following the voluntary or involuntary termination of employment of certain employees acquired in our 2010 acquisition of CourseRank, the employees have the option to sell any vested shares back to us at a fixed price of $11.94 per share. The fair value of vested restricted shares outstanding of $1.5 million has been classified as a liability on our consolidated balance sheet as of December 31, 2013, as our obligation to purchase the shares from the employees is outside our control. The maximum potential cash liability for these obligations, assuming full vesting, is $3.3 million. The timing of the resolution of this potential liability is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table.

In addition, our other liabilities include $1.3 million related to uncertain tax positions as of December 31, 2013. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition and Deferred Revenue

We derive our revenue from the rental or sale of print textbooks and from non-print products and digital services, net of allowances for refunds or charge backs from our payment processors. Non-print products and digital services primarily include eTextbooks, other non-textbook products and services that we offer to students, and marketing services consisting of enrollment services that we offer to colleges and advertising services that we offer to brands. Revenue is recognized when the four basic criteria for revenue recognition have been met as follows: persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, the sale price is fixed or determinable and collection is reasonably assured.

We primarily generate revenue from the rental of print textbooks and to a lesser extent through the sales of print textbooks through our website purchased by us on a just-in-time basis. Rental revenue is recognized ratably over the term of the rental period, generally two to five months. Revenue from selling textbooks that we source on a just-in-time basis is recognized upon shipment. We do not hold an inventory of textbooks for sale. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable.

We also generate revenue from non-print products and digital services that include eTextbooks, digital content and services that we offer to students, enrollment marketing services that we offer to colleges and advertising services that we offer to brands. Non-print products and digital services are offered to students through monthly or annual subscriptions or memberships and we recognize revenue ratably or as earned over the subscription or membership period, generally one year or less. As with the revenue from print textbooks, revenue from eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

Marketing services include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges and graduate schools with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Revenue is recognized ratably or as earned over the subscription service, generally one year. Revenue from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, is recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

Shipping costs charged to customers in the sale or rental of textbooks are recorded in revenue and the related expenses are recorded as cost of revenues.

Revenue from enrollment marketing services represented less than 10% of net revenues in 2011, 2012 and 2013. Some of our customer arrangements for enrollment marketing services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence of fair value, or VSOE, when available; (ii) third-party evidence of selling price, or TPE, if VSOE does not exist; and (iii) estimated selling price, or ESP, if neither VSOE nor TPE is available.

We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately and when a substantial majority of the selling prices for these services fall within a narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. As we have not established VSOE or TPE for our enrollment marketing services, we have used ESP in our allocation of arrangement consideration. We have determined ESP by considering multiple factors including, but not limited to, prices charged for similar offerings, sales volume, geographies, market conditions, the competitive landscape and pricing practices. We believe this best represents the price at which we would transact a sale if the services were sold on a standalone basis, and we regularly assess the method used to determine ESP. Additionally, we limit the amount of revenue recognized for delivered elements to the amount that is not contingent on future delivery of services or other future performance obligations.

Revenue is presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenue. Deferred revenue primarily consists of advance payments from students related to rentals, subscriptions and memberships that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenue ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Textbook Library

We consider our textbook library to be a long-term productive asset and, as such, we classify it as a non-current asset in our consolidated balance sheets. Additionally, cash outflows for the acquisition of the textbook library, net of changes in related accounts payable and accrued liabilities, as well as cash inflows received from the liquidation of textbooks, are classified as cash flows from investing activities in our consolidated statements of cash flows, consistent with other long-term asset activity. The gain or loss from the liquidation of textbooks previously rented is recorded as a component of operating expenses in our consolidated statements of operations and is classified as cash flow from operating activities.

All textbooks in our textbook library are stated at cost, which includes the purchase price less accumulated depreciation.

We record allowances for lost or damaged textbooks in cost of revenues in our consolidated statements of operations based on our assessment of our textbook library on a book-by-book basis. Factors considered in the determination of textbook allowances include historical experience, management’s knowledge of current business conditions and expectations of future demand. Write-offs result from lost or damaged books, books no longer considered to be rentable or when books are not returned to us by our customers after the rental period.

We depreciate our textbooks, less an estimated salvage value, over an estimated useful life of three years using an accelerated method of depreciation, as we estimate this method most accurately reflects the actual pattern of decline in the economic value of the assets as described below. The salvage value considers the historical trend and projected liquidation proceeds for textbooks. The useful life is determined based on the time period in which the textbooks are held and rented before liquidation. In accordance with our policy, we review the estimated useful lives of our textbook library on an ongoing basis.

We will continue to review the accelerated method of depreciation to ensure consistency with the value of the textbook to the customer during its useful life. Based on historical experience, we believe that a textbook has more value to our customers and us early in its useful life and an accelerated depreciation method reflects the actual pattern of decline in economic value and aligns with the textbook’s condition, which may deteriorate over time. In addition, we consider the utilization of the textbooks and the rental revenue we can earn, recognizing that a used textbook rents for a lower amount than a new textbook. Should the actual rental activity or deterioration of books differ from our estimates, our loss (gain) on liquidation of textbooks or write-offs could differ.

In addition, we will continue to evaluate the appropriateness of the estimated salvage value and estimated useful life based on historical liquidation transactions with both vendors and customers and reviewing a blend of actual and estimates of the lifecycle of each book and the number of times rented before it is liquidated, respectively. Our estimates utilize data from historical experience, including actual proceeds from liquidated textbooks as a percentage of original sourcing costs, channel mix of liquidations and consideration of the estimated sales price, largely driven by the average market price data of used books and the projected values of a book in relation to the original source cost over time. Changes in the estimated salvage value, method of depreciation or useful life can have a significant impact on our depreciation expense, write-offs liquidations and gross margins.

We will continue to use judgment in evaluating the assumptions related to our textbook library on a prospective basis. As we continue to accumulate additional data related to our textbook library, we may make refinements to our estimates, which could materially impact our depreciation expense, write-offs and liquidations.

Depreciation expense and write-offs of textbooks are recorded in cost of revenues in our consolidated statements of operations. During 2013, 2012 and 2011, textbook library depreciation expense was approximately $64.8 million, $57.2 million and $56.1 million, respectively, and write-offs were approximately $5.9 million, $4.6 million and $5.3 million, respectively.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. During 2012, we determined that we would not integrate content related to the Notehall and Student of Fortune services into our connected learning platform. Our impairment analysis resulted in an impairment charge of $0.6 million, with $0.2 million recorded in technology and development and $0.4 million recorded in sales and marketing. As of December 31, 2013 and 2012, we had intangible assets, net, of $3.3 million and $6.7 million, respectively.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected October 1 as the date we perform our annual impairment test. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If the fair value is less than the carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill since our inception. As of December 31, 2013 and 2012, we had goodwill of $49.5 million.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees, directors and consultants, including stock options, restricted stock awards, RSUs, and our employee stock purchase plan, or ESPP, shares based on estimated fair values. Prior to our IPO in November 2013, the fair value of our stock options, restricted stock awards and RSUs included an estimation of the fair value of our common stock.

•	The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected term, risk-free interest rate, expected volatility and expected dividends. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. There was no capitalized stock-based compensation expense as of December 31, 2013 and 2012.

•	The fair value of restricted stock awards is determined based upon the fair value of the underlying common stock at the date of grant. We issued unvested restricted stock to employee stockholders of acquired companies in 2011. As these unvested awards are generally subject to continued post-acquisition employment, we have accounted for them as post-acquisition stock-based compensation expense.

•

The fair value of RSUs is determined based upon the fair value of the underlying common stock at the date of grant. Our outstanding RSUs vest upon the satisfaction of both a time-based service component and a performance condition. The service component for the majority of these awards is satisfied over three years. We expect that the performance condition will be satisfied March 15, 2014.

•	The fair value of shares to be purchase under our ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected term, risk-free interest rate, expected volatility and expected dividends. We expense stock-based compensation, using the straight-line method over the life of the purchase period under the offering.

The Black-Scholes-Merton option-pricing model utilizes the estimated fair value of our common stock and requires the input of subjective assumptions, including the expected term and the price volatility of the underlying stock. These assumptions represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The assumptions required are estimated as follows:

Expected term – The expected term for options granted to employees, officers and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life.

Risk-free interest rate – The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

Expected volatility – The expected volatility is based on the average volatility of similar public entities within our peer group.

Expected dividends – The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	5.08 – 6.63	5.09 – 6.08	4.93 – 6.58
Expected volatility	55.72% – 73.18%	55.10% – 58.77%	47.44% – 76.51%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.81% – 1.92%	0.65% – 1.16%	0.96% – 4.55%
Weighted-average grant-date fair value per share	$6.20	$3.86	$4.67

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. In addition to assumptions used in the Black-Scholes-Merton option pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.

Recent Accounting Pronouncements

Refer to Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for relevant recent accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and inflation.

Foreign Currency Exchange Risk

International revenue as a percentage of net revenues is not significant, and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Renminbi and Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the years ended December 31, 2013, 2012 and 2011, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents and investments totaling $138.3 million and $21.0 million as of December 31, 2013 and 2012, respectively. Our cash and cash equivalents and investments consist of cash, money market funds, corporate securities and commercial paper. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.2 million in the market value of our available-for-sale securities as of December 31, 2013. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. In 2012, our exposure to interest rate risk primarily related to the interest income generated by excess cash and cash equivalents held for working capital purposes. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and money market accounts and investments in which we invested our cash.

Interest rate risk also reflects our exposure to movements in interest rates associated with our revolving credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the Federal Funds Rate, Prime or LIBOR interest rate plus an additional margin. As of December 31, 2013, we did not have an outstanding balance on this credit facility.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Chegg, Inc.

We have audited the accompanying consolidated balance sheets of Chegg, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chegg, Inc. as of December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

March 6, 2014

CHEGG, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares and par value)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$76,864	$21,030
Short-term investments	37,071	—
Accounts receivable, net of allowance for doubtful accounts of $317 and $502 at December 31, 2013 and 2012, respectively	7,091	7,208
Prepaid expenses	2,134	543
Deferred tax assets	37	588
Other current assets	1,112	1,803

Total current assets	124,309	31,172
Long-term investments	24,320	—
Textbook library, net	105,108	88,487
Property and equipment, net	18,964	18,867
Goodwill	49,545	49,545
Intangible assets, net	3,311	6,664
Other assets	1,814	1,632

Total assets	$327,371	$196,367

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,078	$4,187
Deferred revenue	22,804	20,032
Accrued liabilities	21,270	20,230
Preferred stock warrant liabilities	—	6,627
Debt obligations, current	—	19,386

Total current liabilities	48,152	70,462
Deferred tax liabilities	—	549
Other liabilities	4,979	4,282

Total long-term liabilities	4,979	4,831

Total liabilities	53,131	75,293
Commitments and contingencies
Convertible preferred stock, $0.001 par value –no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 as of December 31, 2013; 76,388,007 shares authorized, 62,814,746 shares issued and outstanding, and aggregate liquidation preference of $210,845 as of December 31, 2012	—	207,201
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value –10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013; no shares authorized, issued or outstanding at December 31, 2012	—	—
Common stock, $0.001 par value –400,000,000 and 120,000,000 shares authorized at December 31, 2013 and 2012, respectively; 81,708,202 and 13,092,352 shares issued and outstanding at December 31, 2013 and 2012, respectively	82	12
Additional paid-in capital common stock	479,279	63,076
Accumulated other comprehensive income (loss)	(6)	50
Accumulated deficit	(205,115)	(149,265)

Total stockholders’ equity (deficit)	274,240	(86,127)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$327,371	$196,367

See Notes to Consolidated Financial Statements.

CHEGG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$255,575	$213,334	$172,018
Cost of revenues	175,060	145,669	127,012

Gross profit	80,515	67,665	45,006
Operating expenses:
Technology and development	41,944	39,315	29,591
Sales and marketing	50,302	51,082	28,400
General and administrative	40,486	25,117	20,328
Loss (gain) on liquidation of textbooks	(1,186)	(2,594)	2,785

Total operating expenses	131,546	112,920	81,104

Loss from operations	(51,031)	(45,255)	(36,098)
Interest and other expense, net:
Interest expense, net	(3,818)	(4,393)	(3,558)
Other income (expense), net	(359)	634	1,855

Total interest and other expense, net	(4,177)	(3,759)	(1,703)

Loss before provision (benefit) for income taxes	(55,208)	(49,014)	(37,801)
Provision (benefit) for income taxes	642	29	(200)

Net loss	$(55,850)	$(49,043)	$(37,601)
Deemed dividend to preferred stockholders	(102,557)	—	—

Net loss attributable to common stockholders	$(158,407)	$(49,043)	$(37,601)

Net loss per share attributable to common stockholders, basic and diluted	$(7.58)	$(4.39)	$(4.45)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	20,902	11,183	8,453

See Notes to Consolidated Financial Statements.

CHEGG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(55,850)	$(49,043)	$(37,601)
Other comprehensive income (loss):
Net change in unrealized loss on available for sale investments	(18)	—	—
Change in foreign currency translation adjustments	(38)	50	—

Other comprehensive income (loss)	(56)	50	—

Total comprehensive loss	$(55,906)	$(48,993)	$(37,601)

See Notes to Consolidated Financial Statements.

CHEGG, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balances at December 31, 2010	59,692	$182,218	8,035	$8	$17,824	$—	$(62,621)	$(44,789)
Issuance of stock options in connection with acquisitions	—	—	—	—	2,119	—	—	2,119
Issuance of common stock in connection with acquisitions	—	—	3,493	3	16,898	—	—	16,901
Issuance of restricted shares	—	—	146	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	561	1	749	—	—	750
Repurchase of common stock	—	—	(34)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,809	—	—	10,809
Excess tax benefit from employee stock option exercises	—	—	—	—	(83)	—	—	(83)
Net loss	—	—	—	—	—	—	(37,601)	(37,601)

Balances at December 31, 2011	59,692	182,218	12,201	12	48,316	—	(100,222)	(51,894)
Issuance of Series F convertible preferred stock, net	3,123	24,983	—	—	—	—	—	—
Cancellation of shares held in escrow from acquisitions	—	—	(18)	—	(146)	—	—	(146)
Issuance of common stock warrants	—	—	—	—	73	—	—	73
Issuance of restricted shares	—	—	15	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	368	—	552	—	—	552
Repurchase of common stock	—	—	(319)	—	(3,335)	—	—	(3,335)
Stock-based compensation expense	—	—	—	—	17,616	—	—	17,616
Other comprehensive income	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(49,043)	(49,043)

Balances at December 31, 2012	62,815	207,201	12,247	12	63,076	50	(149,265)	(86,127)
Issuance of common stock upon exercise of stock options	—	—	931	1	3,365	—	—	3,366
Issuance of preferred stock and common stock upon exercise of stock warrants	5	37	10	—	118	—	—	118
Conversion of preferred stock to common stock	(62,820)	(207,238)	53,912	54	207,184	—	—	207,238
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	307	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(115)	—	(1,034)	—	—	(1,034)
Issuance of common stock, net	—	—	14,400	15	162,868	—	—	162,883
Deemed dividend to preferred stockholders	—	—	—	—	102,557	—	—	102,557
Accretion of deemed dividend to preferred stockholders	—	—	—	—	(102,557)	—	—	(102,557)
Vesting of common stock warrants	—	—	—	—	130	—	—	130
Issuance of common stock upon exercise of common stock warrants	—	—	16	—	—	—	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	7,097	—	—	7,097
Stock-based compensation expense	—	—	—	—	36,475	—	—	36,475
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(55,850)	(55,850)

Balances at December 31, 2013	—	$—	81,708	$82	$479,279	$(6)	$(205,115)	$274,240

See Notes to Consolidated Financial Statements.

CHEGG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(55,850)	$(49,043)	$(37,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	64,759	57,177	56,142
Amortization of warrants and deferred loan costs	1,545	1,790	1,462
Other depreciation and amortization expense	10,078	10,796	5,844
Stock-based compensation expense	36,958	18,045	13,131
Provision for bad debts	206	485	—
Loss (gain) from liquidation of textbooks	(1,186)	(2,594)	2,785
Loss from write-offs of textbooks	5,874	4,597	5,345
Loss from disposal of property and equipment	—	280	260
Revaluation of preferred stock warrants	622	(380)	(1,855)
Impairment of intangible assets	—	611	—
Changes in assets and liabilities:
Accounts receivable	(1,474)	(4,951)	(698)
Prepaid expenses and other current assets	(1,661)	3,387	(3,621)
Other assets	209	1,158	644
Accounts payable	(30)	2,680	(4,911)
Deferred revenue	2,772	7,519	5,583
Accrued liabilities	771	2,789	(8,214)
Other liabilities	113	335	(1,542)

Net cash provided by operating activities	63,706	54,681	32,754
Cash flows from investing activities
Purchases of textbooks	(122,247)	(104,518)	(74,094)
Proceeds from liquidation of textbooks	37,946	34,076	30,882
Purchases of marketable securities	(61,420)	—	—
Purchases of property and equipment and other assets	(7,369)	(15,148)	(2,707)
Acquisitions of businesses, net of cash acquired	—	—	(14,007)
Release of cash from escrow	—	(2,513)	—

Net cash used in investing activities	(153,090)	(88,103)	(59,926)
Cash flows from financing activities
Proceeds from debt obligations	31,000	20,000	33,300
Payments of debt obligations	(51,000)	(20,500)	(42,800)
Proceeds from issuance of convertible preferred stock, net	—	24,983	—
Proceeds from exercise of stock options and preferred stock warrants	3,369	552	750
Payment of taxes related to the net settlement of RSUs	(1,034)	—	—
Proceeds from initial public offering, net of issuance costs	162,883	—	—
Repurchase of common stock and vested stock options	—	(5,190)	—

Net cash provided by (used in) financing activities	145,218	19,845	(8,750)

Net increase (decrease) in cash and cash equivalents	55,834	(13,577)	(35,922)
Cash and cash equivalents at beginning of period	21,030	34,607	70,529

Cash and cash equivalents at end of period	$76,864	$21,030	$34,607

Supplemental cash flow data
Cash paid during the period for:
Interest	$2,541	$2,313	$2,148

Income taxes	$429	$362	$52

Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,215	$5,932	$6,297

Issuance of preferred stock warrants	$—	$1,094	$—

Conversion of preferred stock warrants to common stock warrants	$7,097	$—	$—

Conversion of preferred stock into common stock	$207,238	$—	$—

Issuance of common stock upon exercise of stock warrants	$118	$—	$—

Deemed dividend to preferred stockholders	$102,557	$—	$—

Issuance of common stock warrants in connection with consulting services	$130	$73	$—

Issuance of common stock and stock options in connection with acquisitions	$—	$—	$19,020

Cancellation of common shares held in escrow from acquisitions	$—	$(146)	$—

Common stock offering costs not yet paid	$769	$—	$—

See Notes to Consolidated Financial Statements.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation on July 29, 2005. Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money and get smarter. We are driven by our passion to help students become active consumers in the educational process. Our integrated platform, which we call the Student Hub, offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. Our Student Graph builds on the information generated through students’ and other participants’ use of our platform to increasingly enrich the experience for participants as it grows in scale and power the Student Hub. By helping students learn more in less time and at a lower cost, we help them improve the overall return on investment in education. In 2013, we had nearly seven million members that used our platform.

We operate in a single segment. We refer to the years ended December 31, 2013, 2012 and 2011 as 2013, 2012 and 2011, respectively.

In August 2013, our board of directors and stockholders approved an amendment to our certificate of incorporation to effect a two-for-three reverse split of our common stock. The record date of the reverse stock split was September 3, 2013, the date the amendment to our certificate of incorporation was filed with the Delaware Secretary of State. In accordance with our certificate of incorporation, the conversion ratios of the convertible preferred stock were adjusted to reflect the reverse stock split. The number of outstanding shares of convertible preferred stock was not adjusted. Additionally, the par value and the authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. The reverse stock split has been reflected in the accompanying consolidated financial statements and related notes on a retroactive basis for all periods presented.

In November 2013, we completed our initial public offering (IPO), whereby 14,400,000 share of common stock were sold to the public at a price of $12.50 per share.

Note 2. Significant Accounting Policies

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, (U.S. GAAP), requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value related to our textbook library, valuation of preferred stock warrants, and stock-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which consist of cash and money market accounts at financial institutions, are stated at cost, which approximates fair value.

We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

At December 31, 2013 and 2012, we had approximately $1.7 million and $1.7 million, respectively, of restricted cash that consisted in part of escrow funds held in conjunction with our acquisitions prior to 2013, a deposit pledged as security for our corporate credit cards and a letter of credit pledged as a security deposit for our headquarters and warehouse facilities leases. The certificate of deposit and escrow funds of approximately $0.4 million and $0.4 million as of December 31, 2013 and 2012, respectively, are classified in other current assets in our consolidated balance sheets due to the short-term nature of the restriction. The amount related to the security deposit of approximately $1.3 million and $1.3 million as of December 31, 2013 and 2012, respectively, is classified in other assets in our consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Investments

We hold investments in marketable securities, consisting of corporate securities and commercial paper. We classify our marketable securities as available-for-sale investments that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We generally grant uncollateralized credit terms to our customers, which include textbook liquidators and marketing services customers, and maintain an allowance for doubtful accounts to account for potentially uncollectible receivables.

Allowance for Doubtful Accounts

We assess the creditworthiness of our customers based on multiple sources of information, and analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, economic trends, and customer payment history. This assessment requires significant judgment. Because of this assessment, which covers the sale of our brand advertising and enrollment marketing services, we maintain an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off as a decrease to the allowance for doubtful accounts when all collection efforts have been exhausted and an account is deemed uncollectible.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and marketable securities invested in highly liquid instruments in accordance with our investment policy. We place the majority of our cash and cash equivalents and restricted cash with financial institutions in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with financial institutions are in excess of Federal Deposit Insurance Corporation, or FDIC, limits. Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our investments are held and managed by recognized financial institutions that follow our investment policy with the main objective of preserving capital and maintaining liquidity.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. We had one textbook liquidator that represented 11% and 18% of our net accounts receivable balance as of December 31, 2013 and 2012, respectively. No customers represented over 10% of net revenues in 2013, 2012 or 2011.

Textbook Library

We consider our textbook library to be a long-term productive asset and, as such, classify it as a non-current asset in our consolidated balance sheets. Additionally, cash outflows for the acquisition of the textbook library, net of changes in related accounts payable and accrued liabilities, as well as cash inflows received from the liquidation of textbooks, are classified as cash flows from investing activities in our consolidated statements of cash flows, consistent with other long-term asset activity. The gain or loss from the liquidation of textbooks previously rented is recorded as a component of operating expenses in our consolidated statements of operations and is classified as cash flow from operating activities.

All textbooks in our textbook library are stated at cost, which includes the purchase price less accumulated depreciation.

We record allowances for lost or damaged textbooks in cost of revenues in our consolidated statements of operations based on our assessment of our textbook library on a book-by-book basis. Factors considered in the determination of textbook allowances include historical experience, management’s knowledge of current business conditions and expectations of future demand. Write-offs result from lost or damaged books, books no longer considered to be rentable, or when books are not returned to us after the rental period by our customers.

We depreciate our textbooks, less an estimated salvage value, over an estimated useful life of three years using an accelerated method of depreciation, as we estimate this method most accurately reflects the actual pattern of decline in the economic value of the assets. The salvage value considers the historical trend and projected liquidation proceeds for textbooks. The useful life is determined based on the time period in which the textbooks are held and rented before liquidation. In accordance with our policy, we review the estimated useful lives of our textbook library on an ongoing basis.

Depreciation expense and write-offs of textbooks are recorded in cost of revenues in our consolidated statements of operations. During 2013, 2012 and 2011, textbook depreciation expense was approximately $64.8 million, $57.2 million and $56.1 million, respectively, and write-offs were approximately $5.9 million, $4.6 million and $5.3 million, respectively.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Computers and equipment	3 years
Software	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of 5 years
Content	5 years

We capitalize costs related to the purchase or development of Chegg Study content and amortize these costs over a period of five years.

Depreciation and amortization expense are generally classified within the corresponding cost of revenues and operating expense categories in our consolidated statements of operations. Depreciation and amortization expense for 2013, 2012 and 2011 were approximately $5.7 million, $3.9 million and $2.7 million, respectively.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in loss from operations.

Software Development Costs

We capitalize costs related to software developed or obtained for internal use when certain criteria have been met. Costs incurred during the application development stage for internal-use software are capitalized in property and equipment and amortized over the estimated useful life of the software, generally up to three years.

As of December 31, 2013 and 2012, software development costs, net were approximately $2.6 million and $2.9 million, respectively, which were recorded as software in property and equipment. In 2013, 2012 and 2011, the amortization of software development costs capitalized totaled approximately $1.0 million, $1.2 million and $0.7 million, respectively.

Goodwill

Goodwill represents the excess of the fair value of consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. We test goodwill for impairment at least annually, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We completed our annual impairment test in our fourth quarter of 2013, which did not result in any impairment. For our annual goodwill impairment test, we perform a quantitative test of our single reporting unit. In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit was estimated using a market approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. In the event we determine that the fair value of our single reporting unit is less than the reporting unit’s carrying value, we will record an impairment charge for the amount of the impairment in the period in which the determination is made.

Acquired Intangible Assets, and Other Long-Lived Assets

Acquired intangible assets with finite useful lives, which include developed technology, customer lists, trade names and non-compete agreements, are amortized over their estimated useful lives.

We assess the impairment of acquired intangible assets and other long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. We measure the recoverability of assets that will continue to be used in operations by comparing the carrying value of the asset grouping to the estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is measured for impairment. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value.

Revenue Recognition and Deferred Revenue

We derive our revenue from the rental or sale of print textbooks and from non-print products and digital services, net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards and PayPal. Revenue is recognized when the four basic criteria for revenue recognition have been met as follows: persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, the sale price is fixed or determinable, and collection is reasonably assured.

We primarily generate revenue from the rental of print textbooks and, to a lesser extent, through the sales of print textbooks through our website purchased by us on a just-in-time basis. Rental revenue is recognized ratably over the term of the rental period, generally two to five months. Revenue from selling textbooks on a just-in-time basis is recognized upon shipment. We do not hold an inventory of textbooks for sale. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable.

We also generate revenue from non-print products and digital services that include eTextbooks, supplemental materials and our Chegg Study service that we offer to students, enrollment marketing services that we offer to colleges and advertising services that we offer to brands. Non-print products and digital services are offered to students through monthly or annual subscriptions or memberships and we recognize revenue ratably over the subscription or membership period. As with revenue from print textbooks, revenue from eTextbooks is recognized ratably over the contractual period, generally two to five months, or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

Marketing services include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges and graduate schools with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Revenue is recognized ratably or as earned over the subscription service, generally one year. Revenue from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, is recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shipping costs charged to customers in the sale or rental of textbooks are recorded in revenue and the related expenses are recorded as cost of revenues.

Some of our customer arrangements for enrollment marketing services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence of fair value, or VSOE, when available; (2) third-party evidence of selling price, or TPE, if VSOE does not exist; and (3) estimated selling price, or ESP, if neither VSOE nor TPE is available.

We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately and when a substantial majority of the selling prices for these services fall within a narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. As we have not established VSOE or TPE for our enrollment marketing services, we have used ESP in our allocation of arrangement consideration. We have determined ESP by considering multiple factors including, but not limited to, prices charged for similar offerings, sales volume, geographies, market conditions, the competitive landscape, and pricing practices. We believe this best represents the price at which we would transact a sale if the services were sold on a standalone basis, and we regularly assess the method used to determine ESP. Additionally, we limit the amount of revenue recognized for delivered elements to the amount that is not contingent on future delivery of services or other future performance obligations.

Revenue is presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenue. Deferred revenue primarily consists of advanced payments from students related to rentals, subscriptions and memberships that have not been recognized, and marketing services that have yet to be performed. Deferred revenue is recognized as revenue ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues related to print textbooks include textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the textbook library, and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Cost of revenues related to non-print products and digital services, in which we also group eTextbooks, consist primarily of the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing the content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Technology and Development Costs

Technology and development expenses consist primarily of salaries, benefits and stock-based compensation expense for employees on our product and web design, engineering and technical teams who are maintaining our website, developing new products and improving existing products. Technology and development costs also include webhosting costs, third-party development costs and allocated information technology and facilities costs. We expense substantially all of our technology and development costs as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During 2013, 2012 and 2011, advertising costs were approximately $16.4 million, $21.1 million, and $14.7 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for stock options and employee stock purchase plan, or ESPP, rights are accounted for under the fair value method, which requires us to measure the cost of employee stock-based compensation awards based on the grant-date fair value of the award. Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize compensation cost for all employee stock-based compensation awards that are expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the option vesting period. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity awards issued to non-employees are recorded at their fair value on the measurement date and are subject to adjustment each period as the underlying awards vest or consulting services are performed.

Income Taxes

We account for income taxes under an asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to an amount that is more-likely-than-not to be realized. We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Net loss attributable to common stockholders includes the issuance of 11,667,254 shares of our common stock in the form of a deemed stock dividend to the holders of our Series D and Series E convertible preferred stock of approximately $102.6 million. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including stock options, warrants, RSUs and convertible preferred stock prior to its conversion in our IPO, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of historical basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(55,850)	$(49,043)	$(37,601)
Deemed dividend to preferred stockholders	(102,557)	—	—

	$(158,407)	$(49,043)	$(37,601)

Denominator:
Weighted-average common shares outstanding	21,121	12,132	9,225
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(219)	(949)	(772)

Weighted-average common shares used in computing basic and diluted net loss per share	20,902	11,183	8,453

Net loss per share attributable to common stockholders, basic and diluted	$(7.58)	$(4.39)	$(4.45)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	17,972	12,860	10,489
RSUs	1,480	1,328	1,334
Common stock subject to repurchase or forfeiture	100	398	1,392
Warrants to purchase common stock	1,118	36	—
Warrants to purchase convertible preferred stock	—	1,132	932
Convertible preferred stock	—	42,242	40,160

Total common stock equivalents	20,670	57,996	54,307

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity (deficit) on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (expense) in the consolidated statements of operations and were not material during 2013, 2012 or 2011.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued revised guidance with regards to the presentation of unrecognized tax benefits when a net operating loss carryforward or tax credit carryforward exits. The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on our financial position.

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted this authoritative guidance in 2012.

In September 2011, the FASB issued revised guidance intended to simplify the way an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. We adopted this guidance during 2012, which did not have a significant impact on our financial condition or results of operations.

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following tables show our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$33,322	$—	$33,322	$21,030	$—	$21,030
Money market funds	42,042	—	42,042	—	—	—
Commercial paper	1,500	—	1,500	—	—	—

Total cash and cash equivalents	$76,864	$—	$76,864	$21,030	—	$21,030

Short-term investments:
Commercial paper	$35,571	$—	$35,571	$—	$—	$—
Certificate of deposit	1,500	—	1,500	—	—	—

Total short-term investments	$37,071	$—	$37,071	$—	$—	$—

Corporate securities, long-term	$24,338	$(18)	$24,320	$—	$—	$—

Short-term restricted cash	$352	$—	$352	$352	$—	$352
Long-term restricted cash	1,350	—	1,350	1,350	—	1,350

Total restricted cash	$1,702	$—	$1,702	$1,702	$—	$1,702

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and fair value of available-for-sale investments as of December 31, 2013 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$38,571	$38,571
Due in 1-2 years	24,338	24,320
Investments not due at a single maturity date	42,042	42,042

Total	$104,951	$104,933

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of December 31, 2013, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of six months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During 2013, we did not recognize any impairment charges.

Note 4. Fair Value Measurement

We have established a fair value hierarchy used to determine the fair value of our financial instruments as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value; the inputs require significant management judgment or estimation.

A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2013 and 2012 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$42,042	$42,042	$—	$—
Commercial paper	1,500	—	1,500	—
Short-term investments:
Commercial paper	35,571	—	35,571	—
Certificate of deposit	1,500	—	1,500	—
Corporate securities, long-term	24,388	—	24,388	—

Total assets measured and recorded at fair value	$105,001	$42,042	$62,959	$—

Liabilities:
Put option liability	$1,521	$—	$—	$1,521

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Preferred stock warrant liabilities	$6,627	$—	$—	$6,627
Put option liability	1,062	—	—	1,062

Total liabilities at fair value	$7,689	$—	$—	$7,689

We value our marketable securities based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the fair value of our Level 3 liabilities (in thousands):

	Level 3
	December 31,
	2013	2012
Beginning balance	$7,689	$8,374
Additions for new instruments issued	459	1,550
Increase (decrease) in fair value of preferred stock warrants	622	(380)
Exercise of preferred stock warrants	(152)	—
Conversion of preferred stock warrants to common stock warrants	(7,097)	—
Exercise of put options	—	(1,855)

Total financial liabilities	$1,521	$7,689

As of December 31, 2012, we did not have observable inputs for the valuation of our preferred stock warrant liabilities. The fair value of the preferred stock warrant liabilities are based in part on aggregate equity value indications, consistent with the analysis for our common stock valuation using the Monte Carlo Simulation model for pricing. The significant unobservable input used in the fair value measurement of the convertible preferred stock warrant liability is the fair value of the underlying preferred stock at the valuation measurement date. Generally, increases (decreases) in the fair value of the underlying preferred stock would result in a directionally similar impact to the fair value measurement. The put option liability relates to previous acquisitions, which provided certain employees of the acquired companies the right to require us to acquire vested common shares or options at a stated contractual price. As options associated with these put options vest, the liability is recognized as stock-based compensation expense in our consolidated statements of operations.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 5. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

	December 31,
	2013	2012
Textbook library	$196,742	$181,192
Less accumulated depreciation	(91,634)	(92,705)

Textbook library, net	$105,108	$88,487

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2013	2012
Computer and equipment	$1,594	$2,556
Software	5,088	4,701
Furniture and fixtures	2,207	1,892
Leasehold improvements	4,407	4,233
Content	17,725	12,866

	31,021	26,248
Less accumulated depreciation and amortization	(12,057)	(7,381)

Property and equipment, net	$18,964	$18,867

Note 6. Acquisitions

Acquisitions during 2011 were accounted for in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations, and the results of operations of each acquisition have been included in our consolidated results of operations from the respective date of the acquisition. Each of the acquisitions was not material, either individually or in the aggregate, to our results in the period of acquisition.

We determined the total consideration paid for each of our acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition.

The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the year ended December 31, 2011 (in thousands):

Cash	$2,227
Accounts receivable, net	646
Other acquired assets	263
Acquired intangible assets	14,070

Total identifiable assets acquired	17,206
Assumed liabilities	(7,330)

Net identifiable assets acquired	9,876
Deferred tax liabilities	(1,089)
Goodwill	28,350

Fair value of purchase consideration	$37,137

None of the amounts recorded for goodwill are expected to be deductible for tax purposes.

Zinch

On October 6, 2011, we acquired 100% of the outstanding shares and voting interest of Zinch, headquartered in San Francisco, California. With the Zinch acquisition, we aimed to expand our offering to

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

students to include the tools to help them connect with scholarship opportunities and with colleges and graduate schools by allowing them to learn about, be recruited by, and interact with colleges and universities. The total fair value of the purchase consideration was $27.2 million, which included approximately $6.8 million in cash; 2,137,509 shares of our common stock valued at $16.4 million; 447,837 common stock options issued in exchange for outstanding Zinch options assumed by us, of which 210,415 options were valued at $2.1 million as they were vested for pre-acquisition service. In addition, we issued 293,735 shares of our common stock that vest monthly over an 18-month period from the acquisition date. The fair value of these shares, as determined at the acquisition date, is recorded in our operations as stock-based compensation expense as the shares vest.

For certain employees, we granted the right for the employees to put the stock options and shares that were vested as of the date of the acquisition at a price of $12.00 per share, less the exercise price of the vested stock options. In March 2012, the outstanding put option was exercised and we purchased 161,034 vested common stock options for $12.00 per share, less the exercise price of the underlying option, and 275,102 shares of our common stock for $12.00 per share.

Student of Fortune

On August 23, 2011, we acquired 100% of the outstanding shares and voting interest of Student of Fortune, headquartered in Los Angeles, California. With the Student of Fortune acquisition, we aimed to expand our offering to students in order to include tools to provide the homework help they need and to allow other students to earn money tutoring. The total fair value of the purchase consideration was $5.2 million, which included approximately $5.0 million in cash and 20,833 shares of our common stock valued at $156,000. In addition, we issued 562,500 shares of our common stock, two-thirds of which vest on the one-year anniversary of the acquisition and the remainder at the two-year anniversary. The fair value of these shares at the acquisition date was recorded as stock-based compensation expense in our operations as the shares vested.

In September 2011, a consortium of five textbook publishers asserted claims against Chegg and the founders of Student of Fortune for copyright infringement relating to activity prior to the acquisition date. In October 2011 we entered into a confidential settlement and release agreement to settle the matter of which a portion of the settlement amount was reimbursed to us by the Student of Fortune founders. The resulting net settlement amount was deemed to be an assumed liability in the acquisition.

In December 2012, we recorded an impairment charge of $319,000 related to the write-down of intangible assets from the acquisition of Student of Fortune (see Note 7).

Notehall

On June 22, 2011, we acquired 100% of the outstanding shares and voting interest of Notehall, headquartered in San Francisco, California. With the Notehall acquisition, we aimed to expand our offering to students in order to include tools to help them buy and sell class notes online. The total fair value of the purchase consideration was $4.7 million, which included approximately $4.4 million in cash and 38,951 shares of our common stock valued at $0.3 million. In addition, we issued 440,098 shares of our common stock, which vest on a monthly basis over two years. The fair value of these shares at the acquisition date was recorded as stock-based compensation expense in our operations as the shares vested.

In November 2012, we recorded an impairment charge of $292,000 related to the write-off of intangible assets from the acquisition of Notehall (see Note 7).

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7. Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2013
	Weighted- Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	46	$8,008	$(5,386)	$2,622
Customer list	24	5,472	(5,029)	443
Trade name	33	1,182	(942)	240
Non-compete agreements	34	1,068	(1,062)	6

Total intangible assets		$15,730	$(12,419)	$3,311

	Weighted- Average Amortization Period (in months)	December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
Developed technology	40	$9,020	$(4,730)	$(187)	$4,103
Customer list	24	5,695	(3,718)	(316)	1,661
Trade name	32	1,200	(586)	(87)	527
Non-compete agreements	22	1,650	(1,256)	(21)	373

Total intangible assets		$17,565	$(10,290)	$(611)	$6,664

During 2013, 2012 and 2011, amortization expense related to the above acquired intangible assets totaled approximately $4.4 million, $6.8 million and $3.1 million, respectively.

During the fourth quarter of 2012, we determined that we would not integrate content related to the Notehall and Student of Fortune services into our connected learning platform. As a result, the expected future cash flows related to these services would significantly decrease. The impairment analysis was based on a discounted cash flow analysis with key assumptions based on the future revenues expected until the services were removed from our website. The residual value of the remaining intangible assets will continue to be amortized over the remaining life of the intangible assets. The analysis indicated that the carrying amounts of the intangible assets acquired might not be fully recoverable, resulting in impairment charges totaling $0.6 million, which was comprised of $0.2 million recorded in technology and development and $0.4 million recorded in sales and marketing in our statement of operations. Notehall and Student of Fortune were not material to our results of operations.

As of December 31, 2013, the estimated future amortization expense related to our intangible assets, subject to amortization, is as follows (in thousands):

Years ending December 31:
2014	$2,137
2015	1,099
2016	75

Total	$3,311

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued book purchases	$1,905	$3,734
Accrued shipping for cycle returns	2,929	68
Chegg credit	3,124	2,763
Other	13,312	13,665

Accrued liabilities	$21,270	$20,230

Other liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Put option liability	$1,521	$1,062
Deferred rent, noncurrent	1,803	1,605
Long-term tax liability	1,281	1,040
Other	374	575

Other liabilities	$4,979	$4,282

Note 9. Debt Obligations

In March 2011, we obtained a revolving credit facility totaling $55.0 million. The revolving credit facility carried an interest rate of LIBOR plus 5% or ABR plus 4% per annum, as elected by us, and expired in July 2013. No amounts were borrowed under this facility when it expired. We drew down $33.3 million in proceeds and made $12.8 million in payments against the revolving credit facility during 2011. In April 2012, we paid off the balance of the revolving credit facility.

In May 2012, we entered into a term loan facility with the aggregate principal of $20.0 million, or the Term Loan, with interest payable on a monthly basis at the rate of 11.5%. In connection with the Term Loan, we issued preferred stock warrants to the lender. We were to pay an end-of-term fee of $850,000 and repay the outstanding balance in November 2013, or prepay the outstanding balance if certain ratios were not maintained. As of December 2012, we had an outstanding balance of $20.0 million under this agreement. The end-of-term fee was being accrued over the term of the loan to interest expense and was included in other liabilities on our consolidated balance sheet.

On August 12, 2013, we entered into a new $50.0 million revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, with a different financial institution. The new revolving credit facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1%, or Prime, or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The revolving credit facility will expire on August 12, 2016. The revolving credit facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for income taxes, depreciation and amortization expense, non-cash stock-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2013, we were in compliance with these financial covenants. On August 12, 2013, we drew down $21.0 million in proceeds and with these proceeds we paid our $20.0 million Term Loan in full. On October 18, 2013, we drew down an additional $10.0 million in proceeds. On November 18, 2013 we repaid the $31.0 million outstanding balance in full.

Note 10. Stock Warrants

In connection with our IPO in November 2013, our previously outstanding convertible preferred stock warrants were converted into 1,118,282 common stock warrants at a weighted average exercise price of $5.16 per share.

At the time of conversion, the common stock warrants were valued using the Black-Scholes Merton option-pricing valuation model using the following weighted average key assumptions:

Expected term	5.9 years
Expected volatility	55.5%
Dividend yield	0.00%
Risk-free interest rate	1.61%
Weighted-average fair value per share	$6.35

The conversion of the preferred stock warrants into common stock warrants resulted in a gain of $3.3 million and is included in other income (expense), net in our consolidated statements of operations.

Note 11. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2019. Our primary operating lease commitments at December 31, 2013, related to our headquarters in Santa Clara, California, and our warehouse in Shepardsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income was approximately $2.9 million, $3.9 million and $2.8 million, in 2013, 2012 and 2011, respectively.

The aggregate future minimum lease payments as of December 31, 2013, are as follows (in thousands):

2014	$3,694
2015	2,978
2016	2,896
2017	794
2018	821
Thereafter	140

$11,323

We expect to receive sublease income of $0.2 million during the year ended December 2014.

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation, or other forms of communication. In addition, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; and general contract or other

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

claims. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters.

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results, and/or financial condition.

Note 12. Guarantees and Indemnifications

We have agreed to indemnify our directors and officers for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon termination of employment, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. We have a directors’ and officers’ insurance policy that limits our potential exposure up to the limits of our insurance coverage. In addition, we also have other indemnification agreements with various vendors against certain claims, liabilities, losses, and damages. The maximum amount of potential future indemnification is unlimited.

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2013.

Note 13. Convertible Preferred Stock and Common Stock

In November 2013, we completed our IPO, whereby 14,400,000 share of common stock were sold to the public at a price of $12.50 per share. We received net proceeds of $162.9 million after deducting underwriting discounts and commissions of $12.6 million and incurred offering costs of $4.5 million. In connection with our IPO:

•	All of our outstanding shares of convertible preferred stock were automatically converted into 53,912,261 shares of our common stock;

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	All of our outstanding convertible preferred stock warrants were automatically converted into warrants to purchase 1,118,282 shares of our common stock (see Note 10);

•	We reclassified our outstanding preferred stock warrant liability to additional paid-in capital and recorded a gain of $3.3 million, which occurred on the closing of our IPO (see Note 10);

•	We recognized stock-based compensation expense related to the vesting of RSUs granted prior to the IPO that were outstanding as of the IPO date (see Note 14); and

•	We granted 931,791 options and 472,644 RSUs under our Designated IPO Equity Incentive Program (see Note 14).

Upon conversion of our preferred stock outstanding we issued 11,667,254 shares of our common stock in the form of a deemed stock dividend to the holders of our Series D and Series E convertible preferred stock, valued at approximately $102.6 million. The terms of our Series D and Series E convertible preferred stock provided that the ratio at which shares of such series of preferred stock would automatically convert into shares of common stock upon the completion of our IPO would increase if the IPO was below approximately $26 per share. Because the offering price was below the indicated conversion threshold price for the Series D and Series E convertible preferred stock, the conversion ratio for such series of preferred stock was adjusted, which resulted in additional shares of our common stock being issued in the form of a deemed stock dividend upon conversion of our Series D and Series E preferred stock.

In October 2011, we repurchased and retired 34,026 shares of common stock from a former employee at a purchase price of $0.001 per share. During 2012, we repurchased and retired 318,793 shares of common stock from certain current and former employees related to our acquisitions at purchase prices ranging between $0.001 and $12.00 per share. The aggregate purchase price was approximately $3.4 million.

We are authorized to issue 400.0 million shares of common stock, with a par value per share of $0.001. As of December 31, 2013, we have reserved the following shares of common stock for future issuance (in thousands):

December 31, 2013
Warrants to purchase common stock	1,118
Outstanding stock options	17,972
Outstanding RSUs	1,480
Shares available for grant under the stock plans	10,981
Shares available for issuance under employee stock purchase plan	4,000

Total common shares reserved for future issuance	35,551

Stock Plans

2005 Stock Incentive Plan

On August 22, 2005, the Board of Directors and our stockholders approved the 2005 Stock Incentive Plan, or the 2005 Plan. Under the 2005 Plan, the Company issued shares of common stock and options to purchase stock to employees, directors and consultants. Awards granted under the 2005 Plan were either incentive stock options, non-qualified stock options or RSUs to officers, employees, directors, consultants and other key persons. Incentive stock options were only granted to employees with exercise prices of no less than the fair market value of the common stock on the date of grant, and non-qualified stock options were granted to employees, and

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consultants at exercise prices of not less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors, provided however, that (i) the exercise price of an incentive stock option and non-qualified stock (option was not less than 100% and 85% of the deemed fair value of the common stock on the grant date, respectively, and (ii) the exercise price of an incentive stock option or non-qualified stock option granted to a 10% stockholder was not less than 110% of the fair market value of a common stock on the date of grant. Options granted under the 2005 Plan generally expire no later than ten years and in general vest over four years from the date of grant. However, an incentive stock option granted to a 10% stockholder may have only a maximum term of five years from the date of grant. The Board of Directors determined that no further grants of awards under the 2005 Plan would be made effective as of November 10, 2013.

Designated IPO Equity Incentive Program

On February 15, 2012, the Board of Directors approved the Designated IPO Equity Incentive Program, or the IPO Equity Incentive Program. The purpose of the IPO Equity Incentive Program was to provide incentives to certain individuals who provided services to the Company or any Company subsidiary to (i) incentivize and motivate them, including in the event of our IPO, and (ii) continue in the employment of the Company through and after the closing of our IPO. In connection with our IPO, on November 12, 2013, we granted 931,791 options and 472,644 RSUs under the IPO Equity Incentive Program at the IPO price of our common stock under the 2005 Stock Incentive Plan. No further grants of awards may be made under the IPO Equity Incentive Program.

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2013 there were 10,980,894 available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than ten years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our board of directors adopted our 2013 Employee Stock Purchase Plan, or the 2013 ESPP and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013 in order to enable eligible employees to purchase shares of our common stock at a discount following the date of our IPO. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2013, there were 4,000,000 shares of common stock available for future issuance under the 2013 ESPP.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14. Stock-Based Compensation

Total stock-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$1,185	$542	$537
Technology and development	9,414	7,657	3,840
Sales and marketing	7,107	5,164	3,062
General and administrative	19,252	4,682	5,692

Total stock-based compensation expense	$36,958	$18,045	$13,131

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of our common stock and requires the input of the following subjective assumptions:

Expected Term—The expected term for options granted to employees, officers, and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life.

Expected Volatility—The expected volatility is based on the average volatility of similar public entities within our peer group as our stock has not been publicly trading for a long enough period to rely on our own expected volatility.

Expected Dividends—The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate—The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers, and directors:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	5.08 – 6.63	5.09 – 6.08	4.93 – 6.58
Expected volatility	55.72% – 73.18%	55.10% – 58.77%	47.44% – 76.51%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.81% – 1.92%	0.65% – 1.16%	0.96% – 4.55%
Weighted-average grant-date fair value per share	$6.20	$3.86	$4.67

The following key assumptions were used to determine the fair value of our 2013 ESPP which had its first offering period open in November 2013: expected term 0.5 years, expected volatility 45%, dividend yield 0%, risk-free interest rate 0.10% and weighted-average grant-date fair value per share of $3.44 per share.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2013 and 2011 we granted 110,886 and 12,000 option awards to consultants, respectively. No option awards were granted to consultants in 2012. Total stock-based compensation expense for consultants was $0.9 million, $0.2 million and $0.4 million for the years ending December 31, 2013, 2012 and 2011, respectively.

There was no capitalized stock-based compensation as of December 31, 2013, 2012 and 2011.

Restricted Stock Units

In 2013, we granted 473,569 RSUs to certain advisory board members and officers and employees at a weighted-average grant-date fair value of $12.50 per share. RSUs granted before our IPO vest upon the satisfaction of both a time-based service component and a performance condition. We expect the performance condition to be satisfied on March 15, 2014. In addition, we granted RSUs to certain executives at the time of our IPO, under the Designated IPO Equity Incentive Program. Stock-based compensation expense of $16.4 million was recorded for the RSUs upon the completion of our IPO. In 2013, 130,390 RSUs were cancelled due to the termination of certain employees and an officer, or were withheld related to net share settlement of RSUs. At December 31, 2013, 1,479,898 of the RSUs remained outstanding at a weighted average fair value of $10.01 per share. As of December 31, 2013, we had a total of approximately $2.4 million of unrecognized compensation costs for which the service condition has not yet been satisfied, respectively. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of nine months. We estimate that an aggregate of approximately 1.3 million shares underlying these RSUs will vest and settle on March 15, 2014. These shares have not been included in our shares outstanding in our consolidated balance sheet as of December 31, 2013.

Acquisition-Related Stock Awards

In connection with acquisitions in 2011, we issued 3,493,637 shares of common stock to former employees of the acquired businesses, of which 2,197,323 shares were vested at the respective dates of acquisition and the remaining 1,296,314 shares vested over periods ranging from 18 months to two years, based on the employees’ continuing employment. These shares were fully vested as of December 31, 2013.

In addition, certain former Zinch employees had the right to sell those shares and options that were vested as of the date of acquisition back to the Company at a fixed price of $12.00 per share less the exercise price of a respective option. As a result, we recorded approximately $1.8 million of compensation expense for the fair value of the put right upon the completion of the acquisition.

In addition, within 90 days following the termination of employment of certain former employees related to these acquisitions, the employees will have the option to sell any vested shares back to us at a fixed price of $11.94 per share. The vested portion of the 319,812 restricted shares has been classified as a liability on the consolidated balance sheets, as our obligation to purchase the shares from the employees is outside our control. During 2013, 2012 and 2011, we recorded compensation expense of approximately $0.5 million, $1.1 million, and $1.1 million, respectively, due to the vesting of the restricted stock and a resulting liability of approximately $1.5 million and $1.1 million, as of December 31, 2013 and 2012, respectively, related to the employees’ option to sell the vested shares back to the Company.

During 2011 and 2010, we also assumed certain outstanding common stock options in exchange for 447,837 and 247,724 options to purchase our common shares, respectively. For these options, we primarily assumed the terms of the acquired company’s stock option plans, and thus each option shall continue to have and be subject to the same terms and conditions as were in effect immediately prior to the respective acquisition. As part of the acquisition agreements, 340,264 of these stock options were immediately vested at the acquisition dates, and the remaining 355,297 stock options will vest over a weighted-average period of 1.7 years as of December 31, 2011.

As of December 31, 2013 and 2012, the remaining unvested stock options will vest over a weighted-average period of seven months and ten months, respectively.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Activity

Option activity under our option plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	12,859,894	$6.41	8.14	$17,641,030
Granted	6,894,556	$11.22
Exercised	(931,813)	$3.61
Cancelled	(850,668)	$7.50

Balance at December 31, 2013	17,971,969	$8.35	8.15	$22,253,373

As of December 31, 2013:
Options exercisable	8,375,437	$6.67	7.00	$18,008,842
Options vested and expected to vest	15,780,848	$8.23	8.03	$21,178,157

The total intrinsic value of options exercised during 2013, 2012 and 2011, was approximately $4.9 million, $3.3 million and $3.6 million, respectively. The total fair value of shares vested during 2013, 2012 and 2011, was approximately $15.2 million, $10.0 million and $8.7 million, respectively.

As of December 31, 2013, our total unrecognized compensation expense for employees, officers, directors, and consultants was approximately $38.4 million, which will be recognized over a weighted-average vesting period of approximately 2.8 years.

Note 15. Income Taxes

We recorded an income tax expense of approximately $0.6 million and $29,000 for 2013 and 2012, respectively and an income tax benefit of approximately $0.2 million for 2011. The income tax expense for 2013 and 2012 was due to state and foreign income tax expense offset by the release of certain income tax benefits. The income tax benefit for 2011 was due to the release of valuation allowance as a result of our acquisitions offset by state and foreign income tax expense. Our income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income taxes:
Federal	$—	$(341)	$335
State	282	342	136
Foreign	358	17	188

Total current income taxes	640	18	659
Deferred income taxes:
Federal	—	—	(932)
State	—	—	114
Foreign	2	11	(41)

Total deferred income taxes	2	11	(859)

Total income tax expense (benefit)	$642	$29	$(200)

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loss before provision (benefit) for income taxes consisted of (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(55,974)	$(49,701)	$(38,274)
Foreign	766	687	473

	$(55,208)	$(49,014)	$(37,801)

The differences between our income tax provision (benefit) as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	2.7	2.9	2.6
Stock-based compensation	(6.1)	(8.5)	(6.1)
Non-deductible expenses	(0.1)	(0.7)	(0.2)
Other	(0.7)	2.5	(2.1)
Change in valuation allowance	(31.0)	(30.3)	(27.7)

Total	(1.2)%	(0.1)%	0.5%

A summary of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses and reserves	$2,405	$2,688
Stock-based compensation	13,261	4,889
Deferred revenue	3,373	4,212
Net operating loss carryforwards	34,919	31,195
Fixed assets, textbooks and intangible assets	1,862	—
Other items	2,628	1,980

Gross deferred tax assets	58,448	44,964
Valuation allowance	(58,411)	(41,323)

Total deferred tax assets	37	3,641

Deferred tax liabilities:
Fixed assets, textbooks and intangible assets	—	3,602

Total deferred tax liabilities	—	3,602

Net deferred tax assets	$37	$39

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $17.1 million and $14.6 million during 2013 and 2012, respectively.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2013, we have net operating loss carryforwards for federal and state income tax purposes of approximately $98.3 million and $37.5 million, respectively, which will begin to expire in years beginning 2025 and 2014, respectively.

As of December 31, 2013, we have tax credit carryforwards for federal and state income tax purposes of approximately $1.7 million and $2.0 million, respectively. The federal credits expire in various years beginning in 2031. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As of December 31, 2013 and 2012, we have permanently reinvested approximately $2.3 million and $1.7 million of earnings from our international subsidiaries, respectively, and have not provided for U.S. federal income and foreign withholding taxes. If we were to distribute these earnings, such earnings could be subject to income or other taxes upon repatriation. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We recorded unrecognized tax benefits of approximately $1.1 million during 2013, and had a cumulative unrecognized tax benefit balance of approximately $3.0 million as of December 31, 2013. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.8 million. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During 2013, 2012 and 2011, we recognized $0.1 million, $0.1 million and $0.7 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2013 and 2012 were approximately $0.4 million and $0.4 million, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the years since inception through the 2013 tax year remain subject to examination by the federal, state, and foreign tax authorities.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of period	$1,942	$565	$5
Increase in tax positions for prior years	318	1,090	—
Decrease in tax position for prior years	(2)	(258)	—
Decrease in tax positions for prior year settlement	(16)	—	—
Increase in tax positions for current year	742	495	560
Change due to translation of foreign currencies	10	50	—

Balance, end of period	$2,994	$1,942	$565

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16. Related-Party Transactions

During 2013 and 2012, we had purchases of $0.4 million and $0.2 million, respectively of products from Adobe Systems, or Adobe, for which our Chief Executive Officer is a member of the Board of Directors. There was no outstanding accounts receivable from and payable to Adobe as of December 31, 2013. The outstanding accounts receivable from and payable to Adobe as of December 31, 2012, were $0.2 million and $15,000, respectively. During 2012, we recorded brand advertising revenue of $0.2 million. There were no transactions with Adobe in 2011.

In addition, during 2012, we purchased $0.1 million of products and services from Jive Software, for which one of our directors is a member of the Board of Directors. There were no outstanding accounts receivable or accounts payable between us and Jive Software as of December 31, 2012.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Note 17. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. During 2013, 2012 and 2011, our matching contributions totaled approximately $0.3 million, $0.3 million, $0.2 million, respectively.

Note 18. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

Product Information

We derive our revenue from the rental or sale of print textbooks and from non-print products and digital services, net of refunds or charge backs from our payment processors. Non-print products and digital services primarily include the distribution of eTextbooks, Chegg Study, enrollment marketing services and brand advertising. Revenue is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Print textbooks	$203,077	$185,169	$160,392
Non-print products and digital services	52,498	28,165	11,626

	$255,575	$213,334	$172,018

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenue information is based on the location of the customer. In 2013, 2012 and 2011, substantially all of our revenue and long-lived assets are located in the United States.

CHEGG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
	(in thousands)
Net revenues	$48,533	$43,919	$52,602	$68,280	$61,015	$55,857	$61,587	$77,116
Gross profit	7,490	18,033	2,735	39,407	11,561	26,250	3,162	39,542
Net income (loss)	(23,456)	(8,474)	(25,233)	8,120	(17,825)	(3,353)	(29,255)	(5,417)
Deemed dividend to preferred stockholders	—	—	—	—	—	—	—	(102,557)

Net loss attributable to common stockholders	$(23,456)	$(8,474)	$(25,233)	$8,120	$(17,825)	$(3,353)	$(29,255)	$(107,974)

Weighted average shares used to compute net income (loss) attributable to common stockholders per share:
Basic	10,886	10,802	11,288	11,569	12,031	12,558	12,873	45,825
Diluted	10,886	10,802	11,288	55,494	12,031	12,558	12,873	45,825
Net income (loss) attributable to common stock holders per share:
Basic	$(2.15)	$(0.78)	$(2.24)	$0.70	$(1.48)	$(0.27)	$(2.27)	$(2.36)

Diluted	$(2.15)	$(0.78)	$(2.24)	$0.15	$(1.48)	$(0.27)	$(2.27)	$(2.36)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No 1.—Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee,” “Committees of our Board of Directors” and “Stockholder Proposals to Be Presented at Next Annual Meeting.”

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Our Management.”

We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers, and our board of directors. The Code of Business Conduct and Ethics is available on our Web site at investor.chegg.com under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Transactions with Related Parties, Founders and Control Persons” and “Independence of Directors.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Corporate Governance Standards and Director Independence” “Transactions with Related Parties, Founders and Control Persons” and “Employment, Severance and Change of Control Arrangements.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2— Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

	Years Ended December 31, 2013, 2012 and 2011
	Balance at Beginning of Year	Additions Related to Acquisitions	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
2013	$502	$—	$206	$(391)	$317
2012	$241	$—	$502	$(241)	$502
2011	$—	$241	$—	$—	$241

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.

	By:	/S/ DAN ROSENSWEIG
Date: March 6, 2014		Dan Rosensweig
President, Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Dan Rosensweig, Andrew Brown and Robert Chesnut, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG Dan Rosensweig	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2014

/S/ ANDREW BROWN Andrew Brown	Chief Financial Officer (Principal Financial Officer)	March 6, 2014

/S/ DAVID BERNHARDT David Bernhardt	Vice President, Corporate Controller (Principal Accounting Officer)	March 6, 2014

/S/ JEFFREY HOUSENBOLD Jeffrey Housenbold	Director	March 6, 2014

/S/ BARRY MCCARTHY Barry McCarthy	Director	March 6, 2014

/S/ MARNE LEVINE Marne Levine	Director	March 6, 2014

/S/ RICHARD SARNOFF Richard Sarnoff	Director	March 6, 2014

/S/ TED SCHLEIN Ted Schlein	Director	March 6, 2014

/S/ JOHN YORK John York	Director	March 6, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Form of Restated Certificate of Incorporation of the Registrant, to be effective upon the completion of this offering	S-1/A	333-190616	10/01/13	3.02

3.02	Form of Restated Bylaws of the Registrant, to be effective upon the completion of this offering	S-1/A	333-190616	10/01/13	3.04

4.01	Form of Registrant’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01

4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 7, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-190616	08/14/13	4.02

10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01

10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02

10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04

10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05

10.05*	Offer Letter between Dan Rosensweig and the Registrant, dated December 3, 2009	S-1	333-190616	08/14/13	10.06

10.06*	Amendment to Offer Letter between Dan Rosensweig and the Registrant, dated November 29, 2012	S-1	333-190616	08/14/13	10.07

10.07*	Offer Letter between Andy Brown and the Registrant, dated September 2, 2011					X

10.08*	Amendment to Offer Letter between Andy Brown and the Registrant, dated November 29, 2012					X

10.09*	Offer Letter between Chuck Geiger and the Registrant, dated June 30, 2009					X

10.10†	Carrier Agreement by and between the Registrant and United Parcel Service Inc., effective April 28, 2008	S-1	333-190616	08/14/13	10.11

10.11	Credit Agreement, dated as of August 12, 2013, among the Registrant, the domestic subsidiaries of the Registrant and Bank of America, N.A.	S-1	333-190616	08/14/13	10.12

10.12	Lease between Silicon Valley CA-I, LLC and the Registrant, dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14

10.13	Commencement Date Memorandum between Silicon Valley CA-I, LLC and the Registrant, dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15

10.14	Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.16

10.15	Amendment to Lease, dated as of May 13, 2011, amended the Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.17

21.01	List of subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (included on signature page hereto)					X

31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has been granted for portions of this exhibit by the SEC.
*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.