Form 10-Q
period 2014-03-31
CHEGG, INC
filed 2014-05-12
CIK 1364954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, there were 83,064,882 shares of the registrant’s common stock outstanding.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “Zinch” and “#1 in Textbook Rentals” are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan to,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART i – FINANCIAL INFORMATION

Item 1. Financial Statements

CHEGG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares and par value)

	March 31, 2014	December 31, 2013 *
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$39,440	$76,864
Short-term investments	54,376	37,071
Accounts receivable, net of allowance for doubtful accounts of $276 and $317 at March 31, 2014 and December 31, 2013, respectively	9,345	7,091
Prepaid expenses	3,025	2,134
Deferred tax assets	39	37
Other current assets	2,181	1,112
Total current assets	108,406	124,309
Long-term investments	36,671	24,320
Textbook library, net	113,915	105,108
Property and equipment, net	18,994	18,964
Goodwill	49,605	49,545
Intangible assets, net	3,150	3,311
Other assets	2,024	1,814
Total assets	$332,765	$327,371
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,742	$4,078
Deferred revenue	52,116	22,804
Accrued liabilities	19,826	21,270
Total current liabilities	75,684	48,152
Long-term liabilities
Other liabilities	5,153	4,979
Total long-term liabilities	5,153	4,979
Total liabilities	80,837	53,131

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value –10,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 82,686,142 and 81,708,202 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	83	82
Additional paid-in capital	482,718	479,279
Accumulated other comprehensive income (loss)	1	(6)
Accumulated deficit	(230,874)	(205,115)
Total stockholders' equity	251,928	274,240
Total liabilities and stockholders' equity	$332,765	$327,371
*	Derived from audited consolidated financial statements as of and for the year ended December 31, 2013

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$74,393	$61,015
Cost of revenues	65,485	49,454
Gross profit	8,908	11,561
Operating expenses:
Technology and development	11,320	9,553
Sales and marketing	15,027	13,748
General and administrative	9,840	6,709
Gain on liquidation of textbooks	(1,678)	(2,279)
Total operating expenses	34,509	27,731
Loss from operations	(25,601)	(16,170)
Interest and other income (expense), net:
Interest expense, net	(61)	(1,173)
Other income (expense), net	120	(297)
Total interest and other income (expense), net	59	(1,470)
Loss before provision for income taxes	(25,542)	(17,640)
Provision for income taxes	217	185
Net loss	$(25,759)	$(17,825)
Net loss per share, basic and diluted	$(0.31)	$(1.48)
Weighted average shares used to compute net loss per share, basic and diluted	82,181	12,031

See Notes to Condensed Consolidated Financial Statements.

Chegg, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(25,759)	$(17,825)
Other comprehensive income (loss):
Net change in unrealized loss on available for sale investments	(16)	—
Change in foreign currency translation adjustments	23	(29)
Other comprehensive income (loss)	7	(29)
Total comprehensive loss	$(25,752)	$(17,854)

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(25,759)	$(17,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	20,095	16,467
Amortization of warrants and deferred loan costs	29	391
Other depreciation and amortization expense	2,035	2,924
Stock-based compensation expense	6,930	4,150
Provision for (recovery of) bad debts	(41)	94
Gain on liquidation of textbooks	(1,678)	(2,279)
Loss from write-offs of textbooks	4,402	2,030
Revaluation of preferred stock warrants	—	401
Change in assets and liabilities:
Accounts receivable	(2,227)	(788)
Prepaid expenses and other current assets	(1,902)	(1,840)
Other assets	(241)	2
Accounts payable	(786)	(2,999)
Deferred revenue	29,312	28,714
Accrued liabilities	(1,098)	(56)
Other liabilities	71	193
Net cash provided by operating activities	29,142	29,579
Cash flows from investing activities
Purchases of textbooks	(42,963)	(33,488)
Proceeds from liquidations of textbooks	11,276	14,306
Purchases of marketable securities	(42,829)	—
Proceeds from maturities of marketable securities	13,100	—
Purchases of property and equipment	(1,285)	(1,544)
Acquisition of business	(500)	—
Net cash used in investing activities	(63,201)	(20,726)
Cash flows from financing activities
Proceeds from exercise of stock options	89	411
Payment of taxes related to the net share settlement of RSUs	(3,454)	—
Net cash provided by (used in) financing activities	(3,365)	411
Net increase (decrease) in cash and cash equivalents	(37,424)	9,264
Cash and cash equivalents, beginning of period	76,864	21,030
Cash and cash equivalents, end of period	$39,440	$30,294
Cash paid during the period for:
Interest	$31	$549
Income taxes	$360	$91
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,661	$4,400
Issuance of common stock warrants in connection with consulting services	$—	$130

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation on July 29, 2005. Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money and get smarter. We are driven by our passion to help students become active consumers in the educational process. Our integrated platform, which we call the Student Hub, offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. Our Student Graph builds on the information generated through students’ and other participants’ use of our platform to increasingly enrich the experience for participants as it grows in scale and power the Student Hub. By helping students learn more in less time and at a lower cost, we help them improve the overall return on investment in education. In 2013, nearly seven million students used our platform.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations and, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2014 and our results of operations and cash flows for the three months ended March 31, 2014 and 2013. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2013 as 2013.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for 2013, included in our Annual Report on Form 10-K for 2013 filed with the U.S. Securities and Exchange Commission (the SEC).

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Reverse Stock Split

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

Initial Public Offering

In November 2013, we completed our initial public offering (IPO), whereby 14,400,000 shares of common stock were sold to the public at a price of $12.50 per share.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value related to our textbook library, valuation of preferred stock warrants, and stock-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Recent Accounting Pronouncements

There have been no material changes to recent accounting pronouncements as compared to recent accounting pronouncements described in our Annual Report on Form 10-K.

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, RSUs and convertible preferred stock prior to its conversion in our IPO, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(25,759)	$(17,825)
Denominator:
Weighted-average common shares outstanding	82,259	12,367
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(78)	(336)
Weighted-average common shares used in computing basic and diluted net loss per share	82,181	12,031
Net loss per share, basic and diluted	$(0.31)	$(1.48)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	17,598	12,936
RSUs	3,991	1,318
Common stock subject to repurchase or forfeiture	70	298
Warrants to purchase common stock	1,118	36
Warrants to purchase convertible preferred stock	—	1,132
Convertible preferred stock	—	42,242
Total common stock equivalents	22,777	57,962

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following tables show our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$25,615	$—	$25,615	$33,322	$—	$33,322
Money market funds	12,605	—	12,605	42,042	—	42,042
Commercial paper	1,220	—	1,220	1,500	—	1,500
Total cash and cash equivalents	$39,440	$—	$39,440	$76,864	$—	$76,864

Short-term investments:
Commercial paper	$44,039	$2	$44,041	$35,571	$—	$35,571
Corporate securities	8,830	5	8,835	—	—	—
Certificate of deposit	1,500	—	1,500	1,500	—	1,500
Total short-term investments	$54,369	$7	$54,376	$37,071	$—	$37,071

Long-term investments:
Corporate securities	$33,711	$(40)	$33,671	$24,338	$(18)	$24,320
U.S. treasuries	2,001	(1)	2,000	—	—	—
Agency bond	1,000	—	1,000	—	—	—
	$36,712	$(41)	$36,671	$24,338	$(18)	$24,320

Short-term restricted cash	$352	$—	$352	$352	$—	$352
Long-term restricted cash	1,350	—	1,350	1,350	—	1,350
Total restricted cash	$1,702	$—	$1,702	$1,702	$—	$1,702

The amortized cost and fair value of available-for-sale investments as of March 31, 2014 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$55,589	$55,596
Due in 1-2 years	36,712	36,671
Investments not due at a single maturity date	12,605	12,605
Total	$104,906	$104,872

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of March 31, 2014, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of nine months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2014, we did not recognize any impairment charges.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$12,605	$12,605	$—	$—
Commercial paper	1,220	—	1,220	—
Short-term investments:
Commercial paper	44,041	—	44,041	—
Corporate securities	8,835	—	8,835	—
Certificate of deposit	1,500	—	1,500	—
Long-term investments:
Corporate securities	33,671	—	33,671	—
U.S. government	2,000	2,000	—	—
Agency bond	1,000	—	1,000	—

Total assets measured and recorded at fair value	$104,872	$14,605	$90,267	$—

Liabilities:
Put option liability	$1,646	$—	$—	$1,646

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$42,042	$42,042	$—	$—
Commercial paper	1,500	—	1,500	—
Short-term investments:
Commercial paper	35,571	—	35,571	—
Certificate of deposit	1,500	—	1,500	—
Corporate securities, long-term	24,320	—	24,320	—

Total assets measured and recorded at fair value	$104,933	$42,042	$62,891	$—

Liabilities:
Put option liability	$1,521	$—	$—	$1,521

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

The following table summarizes the change in the fair value of our Level 3 liabilities (in thousands):

Level 3
March 31, 2014
Beginning balance	$1,521
Vesting of put options	125
Total financial liabilities	$1,646

As of March 31, 2014, we did not have observable inputs for the valuation of our put option liability, which relates to a previous acquisition, and provides certain employees of the acquired company the right to require us to acquire vested common shares at a stated contractual price. As shares associated with these put options vest, the liability is recognized as stock-based compensation expense in our condensed consolidated statements of operations and results in a change in our Level 3 liabilities.

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

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Acquisition

On March 7, 2014, we acquired certain assets from Bookstep LLC, (Bookstep) a California limited liability company to expand our technical resources and research and development capabilities. The total fair value of the purchase consideration was $0.5 million.  In addition, the agreement requires the payment of approximately $2.5 million in cash, payable over two years contingent upon the continuation of services by a certain number of consultants during the period after acquisition. The fair value of the subsequent payments was $2.5 million, which is being accounted for as post-combination compensation expense. The results of operations have been included in our condensed consolidated results of operations from the date of acquisition. This acquisition was not material, to our results in the period of acquisition.

For the quarter ended March 31, 2014, we incurred $0.1 million of acquisition-related expenses associated with the acquisition which have been included in general and administrative expenses in the condensed consolidated statements of operations.

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of identifiable intangible assets acquired was recorded as goodwill.

The following table summarizes the fair value of the identifiable intangible assets acquired during the quarter ended March 31, 2014 (in thousands):

Master service agreement intangible asset	$400
Non-compete covenant intangible asset	40
Goodwill	60

Fair value of purchase consideration	$500

The amounts recorded for goodwill are expected to be deductible for tax purposes.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Beginning balance	$49,545	$49,545
Additions due to acquisition	60	—
Ending balance	$49,605	$49,545

Intangible assets consist of the following (in thousands):

	March 31, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	46	$8,008	$(5,751)	$2,257
Customer list	24	5,472	(5,175)	297
Trade name	33	1,182	(1,020)	162
Non-compete agreements	34	1,108	(1,065)	43
Master service agreement	36	400	(9)	391
Total intangible assets		$16,170	$(13,020)	$3,150

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	46	$8,008	$(5,386)	$2,622
Customer list	24	5,472	(5,029)	443
Trade name	33	1,182	(942)	240
Non-compete agreements	34	1,068	(1,062)	6
Total intangible assets		$15,730	$(12,419)	$3,311

During the three months ended March 31, 2014 and 2013, amortization expense related to the above acquired intangible assets totaled approximately $0.6 million, and $1.5 million, respectively.

As of March 31, 2014, the estimated future amortization expense related to our intangible assets, subject to amortization, is as follows (in thousands):

Remaining nine months of 2014	$1,656
2015	1,246
2016	221
2017	27
Total	$3,150

Note 7. Debt Obligations

In May 2012, we entered into a term loan facility with the aggregate principal of $20.0 million, or the Term Loan, with interest payable on a monthly basis at the rate of 11.5%. In connection with the Term Loan, we issued preferred stock warrants to the lender. In August 2013, we repaid the loan in full, including the outstanding principal balance of $20.0 million and an end-of-term fee of $850,000.

On August 12, 2013, we entered into a $50.0 million revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, with a different financial institution. The revolving credit facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1%, or Prime, or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The revolving credit facility will expire on August 12, 2016. The revolving credit facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for income taxes, depreciation and amortization expense, non-cash stock-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of March 31, 2014, we were in compliance with these financial covenants. On August 12, 2013, we drew down $21.0 million in proceeds and with these proceeds we repaid our $20.0 million Term Loan in full. On October 18, 2013, we drew down an additional $10.0 million in proceeds. On November 18, 2013, we repaid the $31.0 million outstanding balance in full.

Note 8. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2019. Our primary operating lease commitments at March 31, 2014, related to our headquarters in Santa Clara, California, and our warehouse in Shepardsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income was approximately $0.8 million and $0.7 million, in the three months ended March 31, 2014 and 2013, respectively.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 9. Guarantees and Indemnifications

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

Note 10. Stock-Based Compensation

Total stock-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$178	$154
Technology and development	2,382	1,614
Sales and marketing	1,332	1,049
General and administrative	3,038	1,333
Total stock-based compensation expense	$6,930	$4,150

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of our common stock and requires the input of subjective assumptions.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers, and directors:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	6.07	5.98
Expected volatility	56.83%	57.06%
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.02%	1.01%
Weighted-average grant-date fair value per share	$4.28	$3.10

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

No option awards were granted to consultants in the three months ended March 31, 2014 or 2013. Total stock-based compensation expense for consultants was not significant for the three months ended March 31, 2014 or 2013.

There was no capitalized stock-based compensation as of March 31, 2014 or March 31, 2013.

Stock Option Activity

Option activity under our option plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2013	17,971,969	$8.35	$22,253,373
Granted	168,632	$7.85
Exercised	(222,607)	$0.40
Cancelled	(319,637)	$8.26
Balance at March 31, 2014	17,598,357	$8.45	$8,888,254

As of March 31, 2014, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $35.0 million, which will be recognized over a weighted-average vesting period of approximately 2.5 years.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units (RSUs) Activity

	Restricted Stock Units Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	1,479,898	$10.01
Granted	3,793,507	$6.43
Released	(1,282,852)	$9.84
Cancelled	—	$—
Balance at March 31, 2014	3,990,553	$6.73

During the three months ended March 31, 2014, 1,256,209  RSUs granted prior to our IPO vested and were settled for shares of our common stock.  Of those shares, we withheld 516,919 shares valued at approximately $3.5 million in satisfaction of tax withholding obligations for employees who elected to net settle, i.e., surrender shares of common stock to satisfy their tax obligations. Payment of taxes related to this net share settlement of RSUs is reflected as a financing activity in our condensed consolidated statements of cash flows. The shares withheld by us as a result of the net settlement are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2013 Equity Incentive Plan (the 2013 Plan).

In February 2014, the Compensation Committee approved a grant of performance-based restricted stock units (PSUs) under the Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance goals, including net revenue growth, digital revenue growth and free cash flow during 2014 (the “Performance Period”). Based on the achievement of the performance conditions during the Performance Period, the final settlement of the PSU awards will range between 0 and 150% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. If earned, the PSUs will vest annually over a three year period.

The target number of shares underlying the PSUs that were granted to certain executive officers during the three months ended March 31, 2014, totaled 1,184,367 shares and had a weighted average grant date fair value of $6.39 per share. As of March 31, 2014, we expect that 100% of the PSUs will vest.

As of March 31, 2014, we had a total of approximately $16.1 million of unrecognized compensation costs related to RSUs that is expected to be recognized over the remaining weighted average period of 1.7 years.

Note 11. Income Taxes

We recorded an income tax expense of approximately $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The income tax expense in both periods was due to state and foreign income tax expense.

Note 12. Related-Party Transactions

During the three months ended March 31, 2014 and 2013, we had purchases of $0.2 million and $0.1 million, respectively, of products from Adobe Systems, or Adobe, and revenues of $0.8 million and $0, respectively, for which our Chief Executive Officer is a member of the Board of Directors. As of March 31, 2014, we had $0.8 million of outstanding accounts receivable and no payables to Adobe.  There was no outstanding accounts receivable from and payable to Adobe as of December 31, 2013.

During the three months ended March 31, 2014, one of our board members was appointed to the Board of Directors of Cengage Learning, or Cengage.   During the three months ended March 31, 2014, we had purchases of $5.9 million of products from Cengage.  As of March 31, 2014, we had accounts payable of $0.2 million and no outstanding accounts receivable from Cengage.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Subsequent Event

On April 9, 2014, we acquired The Campus Special, LLC and The Campus Special Food, LLC (“Campus Special”), a company offering local campus deals, serving students at over 500 universities nationwide.  We plan to rebrand this company as Chegg Campus Deals.  We see this acquisition as a future growth opportunity to expand into local and national advertising. This acquisition fits into our long-term strategy to save students money by providing a way for students to save an average of $2,500 a year.  Pursuant to the terms of this purchase agreement, we paid a purchase price of approximately $14.0 million in cash and issued 250,000 shares of our common stock with an acquisition date fair value of $1.6 million.   In addition, the founder is entitled to receive 250,000 shares of common stock as an earn-out payment upon the achievement of certain performance milestones.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q and our audited financial consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

Our digital learning and advertising offerings, which we refer to as “digital offerings” are experiencing rapid growth. During the three months ended March 31, 2014 and 2013, we generated net revenues of $74.4 million and $61.0 million, respectively. During the same periods, we had net losses of $25.8 million and $17.8 million, respectively. We plan to continue to invest in the long-term growth of the company, particularly further investment in the technology that powers the Student Hub and the Student Graph and in the development of products and services that serve students. On March 7, 2014, we acquired Bookstep LLC to expand our technical resources and research and development capabilities and on April 9, 2014, we acquired The Campus Special, LLC and The Campus Special Food, LLC (together, Campus Special), a company offering local campus deals, serving students at over 500 universities nationwide.  We plan to rebrand Campus Special as Chegg Campus Deals.  We see the acquisition of Campus Special as a future growth opportunity to expand into local and national advertising. The acquisition also fits into our long-term strategy to save students money by providing a way for students to save an average of $2,500 a year.  We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

Our strategy for achieving and maintaining profitability is centered upon our ability to expand the number of students using our products and services and increase student engagement with our connected learning platform. For the foreseeable future we expect to continue to invest in our print textbook business as a means of expanding student acquisition and generating operating cash flow. To deepen student engagement we will continue to invest in the expansion of our  digital offerings to provide a more compelling and personalized solution. We believe this expanded and deeper penetration of the student demographic will allow us to drive growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of higher margin digital offerings, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions from our digital offerings and other factors described in greater detail in “Risk Factors.”

Our Print Textbook Business

With our print textbook business, we purchase textbooks, rent them to students for the academic term at a substantial discount from list price to attract volume and realize return on our investment by renting the same book over multiple academic terms.

Our print textbook rental business is highly capital intensive. While we generate positive cash flows from operations on an annual basis, this has been more than offset by the cash we use for our investing activities, primarily due to the purchase of print textbooks. We expect this trend to continue in the foreseeable future. We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the three months ended March 31, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was $31.7 million.

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

Our Digital Offerings Business

Our digital offerings for students include the Student Hub, our connected learning platform, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, which we offer as a rental-equivalent solution and for free for students awaiting the arrival of their print textbook rental, our Chegg Study service, College Admissions and Scholarship Services and free course planning and internship services.  In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Adobe, Microsoft, Red Bull and Serve from American Express, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students, and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. While none of our digital offerings individually has amounted to more than 10% of our net revenues to date, in the aggregate these offerings amounted to 24% of net revenues during the three months ended March 31, 2014, up from less than 1% in 2010.

Seasonality of Our Business

A substantial majority of our revenue is recognized ratably over the term the student rents our textbooks or has access to our digital offerings. This generally results in our highest revenue in the fourth quarter as it reflects more days of the academic year and our lowest revenue in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. As a result of these factors, the most concentrated periods for our revenue and expenses do not necessarily coincide, and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance.

Results of Operations

The following table summarizes our historical consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues	$74,393	$61,015
Cost of revenues (1)	65,485	49,454

Gross profit	8,908	11,561

Operating expenses(1):
Technology and development	11,320	9,553
Sales and marketing	15,027	13,748
General and administrative	9,840	6,709
Gain on liquidation of textbooks	(1,678)	(2,279)
Total operating expenses	34,509	27,731
Loss from operations	(25,601)	(16,170)
Interest and other income (expense), net	59	(1,470)
Loss before provision for income taxes	(25,542)	(17,640)

Provision for income taxes	217	185
Net loss	$(25,759)	$(17,825)

(1) Includes stock-based compensation expense as follows:
Cost of revenues	$178	$154
Technology and development	2,382	1,614
Sales and marketing	1,332	1,049
General and administrative	3,038	1,333
Total stock-based compensation expense	$6,930	$4,150

The following table summarizes our historical condensed consolidated statements of operations data as a percentage of net revenues for the periods shown:

	Three Months
	Ended
	March 31,
	2014	2013
Net revenues	100%	100%
Cost of revenues	88	81

Gross profit	12	19

Operating expenses:
Technology and development	15	16
Sales and marketing	20	23
General and administrative	13	11
Gain on liquidation of textbooks	(2)	(4)
Total operating expenses	46	46
Loss from operations	(34)	(27)
Interest and other expense, net	—	(2)
Loss before provision for income taxes	(34)	(29)
Provision for income taxes	—	—
Net loss	(34)%	(29)%

Three Months Ended March 31, 2014 and 2013

Net Revenues

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Print textbooks	$56,625	$50,295	$6,330	13%
Digital offerings	17,768	10,720	7,048	66
Net revenues	$74,393	$61,015	$13,378	22%

Net revenues in the three months ended March 31, 2014 increased $13.4 million, or 22%, compared to the same period during 2013. The year-over-year increase in net revenues was the result of a 66% increase in digital offerings due to growth in new memberships for our Chegg Study service, an increase in eTextbook volumes, growth in brand advertising and growth in our enrollment marketing services. Digital offerings represented 24% of net revenues during the three months ended March 31, 2014 and 18% of net revenues during three months ended March 31, 2013. The increase was also the result of a 29% increase in print textbook rental volumes, partially offset by a reduction in price per rental unit. We anticipate that our digital offerings will continue to grow at a rate greater than our overall revenue growth in future periods.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Cost of revenues(1)	$65,485	$49,454	$16,031	32%

(1) Includes stock-based compensation expense	$178	$154	$24	16%

Cost of revenues in the three months ended March 31, 2014 increased $16.0 million, or 32%, compared to the same period during 2013. The increase in absolute dollars and as a percentage of revenues was primarily due to an increase in order fulfillment and payment processing costs of $4.5 million, textbook depreciation of $3.6 million, write-off of our textbooks of $2.4 million and cost of digital content of $0.8 million. The increase in order fulfillment costs, in particular eTextbook fees and payment processing fees, is directly attributable to the increase in textbook unit volumes during the three months ended March 31, 2014. Textbook depreciation increased primarily due to the year-over-year  growth in our textbook library. The cost of digital content increased during the year due to our expansion of digital content solutions made available to students. In addition, we experienced an increase in the cost of textbooks purchased on a just-in-time basis of approximately $3.9 million, which was primarily driven by an increase in the number of units sold. We also experienced increased costs of approximately $0.8 million associated with hiring temporary personnel to assist with higher transaction and textbook volumes during the three months ended March 31, 2014.

Operating Expenses

The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Technology and development(1)	$11,320	$9,553	$1,767	18%
Sales and marketing(1)	15,027	13,748	1,279	9
General and administrative(1)	9,840	6,709	3,131	47
Gain on liquidation of textbooks	(1,678)	(2,279)	601	(26)
	$34,509	$27,731	$6,778	24%

(1) Includes stock-based compensation expense of:
Technology and development	$2,382	$1,614	$768	48%
Sales and marketing	1,332	1,049	283	27
General and administrative	3,038	1,333	1,705	128
Stock-based compensation expense	$6,752	$3,996	$2,756	69%

Technology and Development

Technology and development expenses during the three months ended March 31, 2014 increased $1.8 million, or 18%, compared to the three months ended March 31, 2013. During the three months ended March 31, 2014 our employee-related expenses and stock-based compensation expenses both increased $0.8 million compared to the same period in the prior year. Stock-based compensation expense increased primarily due to expense associated with restricted stock units (RSUs) for which there was no expense prior to our IPO.  In addition, we experienced an increase in web hosting costs of $0.3 million.  Technology and development as a percentage of net revenues decreased to 15% of net revenues in the three months ended March 31, 2014 compared to 16% of net revenues in the three months ended March 31, 2013.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2014 increased by $1.3 million, or 9%, compared to the three months ended March 31, 2013. Sales and marketing expenses as a percentage of net revenues decreased to 20% during the three months ended March 31, 2014 compared to 23% of net revenues during the three months ended March 31, 2013. The increase in absolute dollars is primarily attributable to an increase in advertising and marketing expenses of $1.1 million as a result of search engine marketing to increase customer acquisition during the quarter compared to the three months ended March 31, 2013. In addition, during the three months ended March 31, 2014 our employee-related expenses and stock-based compensation increased $0.7 million and $0.3 million, respectively, compared to the same period in the prior year. The increase in employee related expenses increased primarily due to a higher average headcount and stock-based compensation increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO. These increases were partially offset by a decrease of $0.5 million in amortization of intangible assets as intangibles acquired during 2011 became fully amortized.

General and Administrative

General and administrative expenses in the three months ended March 31, 2014 increased $3.1 million, or 47%, compared to the three months ended March 31, 2013. General and administrative expenses as a percentage of net revenues increased to 13% during the three months ended March 31, 2014 compared to 11% of net revenues during the three months ended March 31, 2013. The increase in absolute dollars and as a percentage of net revenues was due to an increase in stock-based compensation expense of $1.7 million primarily due to expense associated with RSUs which did not incur expense prior to our IPO.   In addition, employee-related and benefit expenses, audit and legal fees, and insurance increased by $1.3 million, driven by the expansion of our capabilities in our organization to support public company readiness.

Gain on Liquidation of Textbooks

In the three months ended March 31, 2014 and 2013, we had a net gain on liquidations of $1.7 million and $2.3 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. The number of textbooks liquidated during the three months ended March 31, 2014 decreased compared to the volumes during the same period of 2013 due to our decision to limit our liquidation catalog to drive students to textbook sales and rentals during the three months ended March 31, 2014.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net, for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Interest expense, net	$(61)	$(1,173)	$1,112	(95)%
Other income (expense), net	120	(297)	417	(140)
Total interest and other income (expense), net	$59	$(1,470)	$1,529	(104)%

Interest expense, net decreased by $1.1 million during the three months ended March 31, 2014 primarily due to the pay-off of our outstanding loan balance in 2013.

Other income (expense), net was a net income during the three months ended March 31, 2014 primarily due to the interest earned on our investments compared to a net expense during the three months ended March 31, 2013 which resulted from an increase in the fair value of our preferred stock warrants prior to their conversion into common stock warrants.

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Provision for income taxes	$217	$185	$32	17%

We recognized income tax expense of $0.2 million during the three months ended March 31, 2014 that was comprised of state and foreign income tax expense. We recognized income tax expense of $0.2 million during the three months ended March 31, 2013, which was comprised of state and foreign income tax expense.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity were cash, cash equivalents and investments totaling $130.5 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities and money market funds. We have $50.0 million available for draw down under our revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, which expires in August 2016. As of March 31, 2014, we were in compliance with all financial covenants.

Our print textbook business is highly capital intensive, and we typically use cash for our investing activities while we generate positive cash flows from operations. We capitalize the investment in our print textbook library and depreciate the value of our textbooks over their useful life as cost of revenues. During the three months ended March 31, 2014 and 2013, our investment in print textbooks, net of proceeds from textbook liquidations, was $31.7 million and $19.2 million, respectively. To the extent our business continues to grow, or as new textbook versions are published, we anticipate we will continue to purchase additional textbooks, resulting in a use of cash from investing activities. As of March 31, 2014, we have incurred cumulative losses of $230.9 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

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

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$29,142	$29,579
Net cash used in investing activities	$(63,201)	$(20,726)
Net cash provided by (used in) financing activities	$(3,365)	$411

Cash Flows from Operating Activities

Although we incurred net losses during the three months ended March 31, 2014 and 2013, we generated positive cash flows from operating activities, which was primarily the result of our increased textbook and digital offerings revenue. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, and our accounts payable are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and stock-based compensation expense. During the three months ended March 31, 2014 and 2013, our non-cash operating expenses and changes in operating assets and liabilities more than offset our net loss.

Net cash provided by operating activities during the three months ended March 31, 2014 was $29.1 million. However, we incurred a net loss of $25.8 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $20.1 million, other depreciation and amortization expense of $2.1 million, stock-based compensation expense of $6.9 million and loss from write-offs of textbooks of $4.4 million.

Net cash provided by operating activities in the three months ended March 31, 2013 was $29.6 million. Although we incurred a net loss of $17.8 million, our net loss was offset by significant non-cash operating expenses, including textbook library depreciation expense of $16.5 million, other depreciation and amortization expense of $3.3 million, stock-based compensation expense of $4.2 million and loss from write-offs of textbooks of $2.0 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of textbooks, investments and property and equipment, offset by proceeds from the sale or maturity of investments and the proceeds from the liquidation of textbooks. Net cash used in investing activities during the three months ended March 31, 2014 was $63.2 million and was primarily used for purchases of textbooks of $43.0 million, purchases of investments of $42.8 million and purchases of property and equipment of $1.3 million, partially offset by proceeds from the sale or maturity of investments of $13.1 million and proceeds from the liquidation of textbooks of $11.3 million.

Net cash used in investing activities in the three months ended March 31, 2013 was $20.7 million and was primarily used for purchases of textbooks of $33.5 million, partially offset by proceeds from liquidation of textbooks of $14.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 was $3.4 million and was primarily related to the payment of taxes related to the net share settlement of RSUs which became fully vested during the quarter.

Net cash provided by financing activities during the three months ended March 31, 2013 was $0.4 million and was related to proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Through March 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as compared to recent accounting pronouncements described in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2014, compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q including in our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. Since July 2010, we have expanded our free and paid offerings, in many instances through the acquisition of other companies, to include digital textbooks, (eTextbooks), supplemental materials in digital and print form, multiplatform eTextbook Reader software, Chegg Study, College Admissions and Scholarship Services, course selection tools, purchases of used textbooks, internships, on-campus advertising, enrollment marketing services and brand advertising. We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

Our ability to fully integrate these new products and services with our textbook offerings or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our digital offerings, and the ultimate size of the market for our products and services. If the market for a connected learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

You should consider our business and prospects in light of the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

—	execute on our relatively new, evolving and unproven business model;
—	develop new products and services, both independently and with developers or other third parties;
—	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;
—	attract and retain colleges, universities and other academic institutions, which we refer to collectively as “colleges,” and brands to our marketing services;
—	manage the growth of our business, including increasing or unforeseen expenses;
—	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;
—	compete with companies that offer similar services or products;
—	expand into adjacent markets;
—	develop a profitable business model and pricing strategy;
—	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our innovative business;
—	maintain relationships with strategic partners, including publishers, wholesalers, distributors, colleges and brands; and
—	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2014 and 2013 were $25.8 million and $17.8 million, respectively. As of March 31, 2014, we had an accumulated deficit of $230.9 million. We expect to make significant investments in the development and expansion of our business and anticipate that our cost of revenues and operating expenses will increase. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. For example, we may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the three months ended March 31, 2014, this business accounted for 76% of our revenue. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. Our investments in and the growth of our print textbook rental business are subject to risks as a result of changes taking place in the publishing industry and the increasing shift towards digital content. To the extent eTextbooks increase in popularity and demand for print textbooks declines, we anticipate that more and more eTextbooks will be published and distributed in the retail market, which could reduce the demand for print textbooks and materially and adversely affect our operating results. For example, publishers have significant flexibility in pricing eTextbooks due to their low production costs and may change their pricing strategies in the future, especially in light of increasing competition in the print textbook market and the rising costs of education. If the retail price of eTextbooks were to be significantly lower than print textbooks, consumers may purchase eTextbooks directly from the publisher or other retailers rather than use our print textbook or eTextbook services. In the short term, this would have a negative effect on our ability to utilize our print textbook library and could decrease revenue. In addition, the transition to eTextbooks will greatly reduce the capital requirements that currently serve as a barrier to entry in the textbook distribution market, may result in increased competition and may require us to make significant changes to our business model.

In recent years we have added and plan to continue to add new digital offerings to our platform to diversify our sources of revenue, which will require us to make substantial investments in the products and services we develop or acquire. New digital offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because digital offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our digital offerings does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges, universities or other academic institutions and brands find compelling, we will not be able to continue our recent growth and increase our revenue, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenue and income potential of our business is uncertain.

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

As a result of this seasonality, which corresponds to the academic calendar, our revenue fluctuates significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-to-quarter comparisons of our revenue and operating results are not likely to be meaningful. In addition, our operating results for any given quarter cannot be used as an accurate indicator of our results for the year. In particular, we anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” In addition, our digital offerings are relatively new and, as a result, we have limited experience with forecasting revenues from them. If we fail to meet our forecasts or investor expectations regarding these future results, the value of your investment could decline.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our platform may decline or fluctuate because of several factors, including:

—	our ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;
—	our ability to accurately forecast and respond to student demand for textbooks;
—	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;
—	the quality and prices of the digital offerings that we offer to students compared to those of our competitors;
—	our ability to engage high school students with our College Admissions and Scholarship Services;
—	changes in student spending levels;
—	the effectiveness of our sales and marketing efforts;
—	our ability to introduce new products and services that are favorably received by students; and
—	the rate of adoption of eTextbooks and our ability to capture a significant share of that market.

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

Our business strategy includes increasing our revenue from enrollment marketing services and brand advertising. Colleges and brands may view our connected learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of colleges that use our enrollment marketing services and brands that use our brand advertising, and ultimately to generate advertising and marketing services revenue, depends on a number of factors, including:

—	competing effectively for advertising and marketing dollars from colleges, brands, online marketing and media companies and advertisers;
—	penetrating the market for student-focused advertising;
—	successfully developing a platform that can deliver advertising and marketing services across multiple channels, including print, email, personal computer and mobile and other connected devices;
—	our ability to improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;
—	maintaining the retention, growth and engagement of our student user base;
—	legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation;
—	the strength of our brand and media reports and other publicity involving us or other companies that utilize online platforms for advertising and marketing purposes;
—	our ability to create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

—	changes in the way online advertising and marketing services are priced; and
—	the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business could be adversely affected.

Our ability to attract and retain students and increase their engagement with our platform depends on our ability to connect them with the product, person or service they need to save time, save money and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and services and other initiatives to generate revenue, but there is no guarantee these approaches will be successful. Acquisitions of new companies and products creates integration risk, while development of new products and services and enhancements to existing products and services involves significant time, labor and expense and is subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

If our efforts to build a strong brand are not successful, we may not be able to grow our student user base, which could adversely affect our operating results.

We believe our brand is a key asset of our business. Developing, protecting and enhancing the “Chegg” brand is critical to our ability to expand our student base and increase student engagement with our platform. A strong brand also helps to counteract the significant student turnover we experience from year to year as students graduate.

To succeed in our efforts to strengthen brand identity, we must, among other activities:

—	maintain our reputation as a trusted source of content and services for students;
—	maintain the quality of and improve our existing products and services;
—	continue to introduce products and services that are favorably received;
—	adapt to changing technologies;
—	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;
—	protect our students’ data, such as passwords, personally identifiable information and credit card data;
—	protect our trademark and other intellectual property rights;
—	continue to expand our reach to students in high school, graduate school and internationally;
—

ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

—	adequately address students’ concerns with our products and services; and
—	convert and fully integrate the brands and students that we acquire, including the Zinch brand and the students who use Zinch.com and the Campus Special brand, into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we cannot assure you that we will be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

—	changes in student sentiment about the quality or usefulness of our products and services;
—	concern from colleges about the ways students use our content offerings, such as our 24/7 Online Study Help service;
—	brand conflict between acquired brands and the Chegg brand;
—	student concerns related to privacy and the way in which we use student data as part of our products and services;

—	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges; and
—	technical or other problems that prevent us from delivering our products and services in a rapid and reliable manner or that otherwise affect the student experience on our website.

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

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful we may not be able to offset our acquisition costs. Acquisitions involve many risks, including the following:

—	an acquisition may negatively impact our results of operations because it:
—	may require us to incur charges and substantial debt or liabilities,
—	may cause adverse tax consequences, substantial depreciation or deferred compensation charges,
—

may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or

—	may give rise to various litigation risks, including the increased likelihood of litigation;
—	we may not generate sufficient financial return to offset acquisition costs;
—

we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, operations and personnel of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

—	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

—

an acquisition may result in a delay in adoption rates or reduction in engagement rates for our products and services and those of the company acquired by us due to student uncertainty about continuity and effectiveness of service from either company;

—	we may encounter difficulties in, or may be unable to, successfully sell or otherwise monetize any acquired products; and
—	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

Acquired companies can be complex and time consuming to integrate. For example, we acquired Zinch in 2011 and are currently in the process of transitioning Zinch users to the Chegg platform and integrating the Zinch brand into Chegg by the end of 2014. We may not successfully transition these users to the Chegg platform.

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

We may pursue additional acquisitions in the future to add specialized employees, complementary companies, products services or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions we may issue equity, which could be dilutive, or debt, which could be costly and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenue and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

Our operating results are expected to be difficult to predict based on a number of factors.

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

—	our ability to attract students and increase their engagement with our platform, particularly at the beginning of each academic term;
—	the rate of adoption of our digital offerings;
—

our ability to manage our fulfillment processes to handle significant increases in the number of students and student selections, both in peak periods and resulting in potential growth in the volume of transactions over time;

—	our ability to successfully utilize the Student Graph to target sales of complementary products and services;
—	changes by our competitors to their product and service offerings;
—	price competition and our ability to react appropriately to such competition;
—	our ability to manage our textbook library;
—	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;
—	the effectiveness of our shipping center and those of our partners, particularly in peak periods;

—	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
—	our ability to successfully manage the integration of operations and technology resulting from acquisitions;
—	governmental regulation and taxation policies; and
—	general economic conditions and economic conditions specific to higher education.

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

—

Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follet and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price and could be adversely affected if our competitors, some of whom are substantially larger than us and have greater financial resources, adopt, or continue with aggressive pricing strategies. Our eTextbook business competes on price, selection and the functionality and the compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to the other digital offerings that we offer to students, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other smaller tutorial services.

—

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

—

Brand Advertising. With respect to brands, we compete with online and offline outlets that generate revenue from advertisers and marketers, especially those that target high school and college students.

Our industry is evolving rapidly and is becoming increasingly competitive. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. For example, a recent Supreme Court decision may make it easier for third parties to import low-cost “gray market” textbooks for resale in the United States, and these textbooks may compete with our offerings. In addition, Follett has partnered with some colleges through its includED program, which allows schools to deliver required course materials directly to students by including them in the cost of college as part of tuition and fees. Such strategic alliances may eliminate our ability to compete favorably with our print textbook rental business because of the added convenience they offer to students, which may result in reduced textbook rentals, loss of market share and reduced revenue. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect our ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to the digital offerings we offer. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

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

There is no guarantee that students will use our mobile applications, such as the mobile version of our website, m.chegg.com, Chegg Flashcards and Chegg Textbook Solutions, rather than competing products. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. In the event that it is more difficult for students to access and use our application on their mobile devices, or if students choose not to access or use our applications on their mobile devices or use mobile products that do not offer access to our applications, our student growth and student engagement levels could be harmed.

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

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow students to locate and download Chegg mobile applications that enable our service. Our ability to maintain the number of students directed to our website is not entirely within our control. Our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our search result page ranking or in ways that make it harder for students to find our website, or if our competitors’

SEO efforts are more successful than ours, overall growth could slow, student engagement could decrease, and fewer students may use our platform. These modifications may be prompted by search engine companies entering the online networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of students directed to our website could harm our business and operating results.

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

—

the CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices;

—

the FTC has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive; and

—

the TCPA restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

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

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our Chief Executive Officer, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. We compensate our employees through a combination of salary, benefits and equity compensation. Volatility or a decline in our stock price may affect our ability to retain and motivate key employees, each of whom has been granted stock options, RSUs or both. Competition for qualified personnel can be intense, and we may not be successful in retaining and motivating such personnel, particularly to the extent our stock price remains volatile or at a depressed level, as equity compensation plays an important role in how we compensate our employees. Such individuals may elect to seek employment with other companies that they believe have better long-term prospects. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and media procurement personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

—	borrow money and guarantee or provide other support for indebtedness of third-parties;
—	pay dividends on, redeem or repurchase our capital stock;
—	make investments in entities that we do not control, including joint ventures;
—	consummate a merger, consolidation or sale of all or substantially all of our assets;
—	enter into certain asset sale transactions;
—	enter into secured financing arrangements;
—	enter into sale and leaseback transactions; and
—	enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses. Any failure to comply with the restrictions of any agreement governing our other indebtedness may result in an event of default under those agreements.

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our operating results.

We are subject to regulations and laws specific to the education sector because we offer our products and services to students and collect data from students. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other States that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, state and other laws regarding privacy and data protection are rapidly evolving and may be inconsistent, and we could be deemed out of compliance as such laws and their interpretation change. Any failure or perceived failure by us to comply with our privacy policies, our privacy or data-protection obligations to students or other third parties, or our privacy or data-protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause students to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as colleges and brands, violate applicable laws or our policies, such violations may also put our student users’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and services to students, thereby harming our business.

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

The White House published a report calling for a consumer privacy Bill of Rights that could impact the collection of data, and the Department of Commerce seeks to establish a consensus-driven Do-Not-Track standard that could impact on-line and mobile advertising. The State of California and several other states have adopted privacy guidelines with respect to mobile applications. Our business, including our ability to operate internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that students share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data that students choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and services, possibly in a material manner, and may limit our ability to develop new products and services that make use of the data that we collect about our student users.

Our reputation and relationships with students would be harmed if our student users’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding students who use our platform, including names and, in many cases, mailing addresses. We take measures to protect against unauthorized intrusion into our student users’ data. If, despite these measures, we or our payment processing services experience any unauthorized intrusion into our student users’ data, current and potential student users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business could be adversely affected. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. While we do have safeguards in place, we nonetheless may experience some loss from these fraudulent transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2014, we had two patents and 32 patent applications pending, primarily in the United States and nine patents pending internationally. We own four U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 350 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights, and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

Furthermore, we cannot guarantee that:

—	our intellectual property and proprietary rights will provide competitive advantages to us;
—	our competitors or others will not design around our intellectual property or proprietary rights;
—	our ability to assert our intellectual property or proprietary rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

—	our intellectual property and proprietary rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;
—

any of the patents, trademarks, copyrights, trade secrets or other intellectual property or proprietary rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or

—

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

We currently own over 350 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

Our business is dependent on, among other factors, general economic conditions, which affect college funding, student spending and brand advertising. The economic downturn and slow economic recovery over the last several years has resulted in reductions in both state and federal funding levels at colleges across the United States, which has led to increased tuition and decreased amounts of financial aid offered to students. To the extent that the economy continues to stagnate or worsens, students may reduce the amount they spend on textbooks and other educational content, which could have a serious adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our customer categories is likely to decrease, which could adversely affect our operating results and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Israel, India and the People’s Republic of China (China), we indirectly contract with individuals in the Ukraine, and we expect to continue to expand our international operations in the future. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

—	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
—	compliance with applicable foreign laws and regulations;
—	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;
—	currency exchange rate fluctuations;
—	political and economic instability; and
—	higher costs of doing business internationally.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission (SEC), following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (Exchange Act), or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. We may need to undertake various actions to comply with these requirements, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed to the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which we appealed to the Franklin Circuit Court in Kentucky in February 2014 (see discussion above under Part II Item I “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or subscription transactions, because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain, and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could and harm our business, financial position and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $6.17 to $11.25 through March 31, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

—	actual or anticipated fluctuations in our financial condition and operating results, including as a result of the seasonality in our business that results from the academic calendar;
—

our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and operating results or the revenue generated by our digital offerings;

—	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;
—	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
—	actual or anticipated changes in our growth rate relative to our competitors;
—	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;
—

additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” period ends;

—	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
—	lawsuits threatened or filed against us;
—	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;
—	terrorist attacks or natural disasters or other such events impacting countries where we have operations; and
—	general economic, political and market conditions, such as recessions, interest rate changes and currency fluctuations.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 31, 2014, we had approximately 82.7 million shares of common stock outstanding. Approximately 67.7 million shares of common stock outstanding are currently restricted as a result of lock-up or market-standoff agreements and will be eligible for sale at various times beginning in mid-May 2014, subject in some cases to vesting requirements and the requirements of Rule 144 or Rule 701. As these resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Our insiders who are significant stockholders may control the election of our board of directors and may have interests that conflict with those of other stockholders.

Our directors, executive officers and holders of 5% of more of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 57% of our outstanding capital stock as of March 31, 2014 (including options exercisable by those holders within 60 days of that date). As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

—

our board of directors is classified into three classes of directors with staggered three-year terms and directors can only be removed from office for cause and by the approval of the holders of at least two-thirds of our outstanding common stock;

—

subject to certain limitations, our board of directors has the sole right to set the number of directors and to fill a vacancy resulting from any cause or created by the expansion of our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

—	only our board of directors is authorized to call a special meeting of stockholders;
—	certain litigation against us can only be brought in Delaware;
—

our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock;

—	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
—	our stockholders cannot act by written consent;
—	our restated bylaws can only be amended by our board of directors or by the approval of the holders of at least two-thirds of our outstanding common stock; and
—	certain provisions of our restated certificate of incorporation can only be amended by the approval of the holders of at least two-thirds of our outstanding common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 12, 2013, the SEC declared our registration statement on Form S-1 (File No. 333-190616) effective for initial public offering (IPO). As previously disclosed in our Annual Report on Form 10-K, we received net proceeds of approximately $162.9 million and had $138.3 million of cash and investments remaining as of December 31, 2013. During the three months ended March 31, 2014 we used $0.5 million to acquire Bookstep, we made payments of taxes related to the net share settlement of RSUs  and we used cash for working capital purposes. The remaining $126.9 million is invested in short-term and long-term investment grade securities and cash equivalents held for working capital purposes. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 13, 2013 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
Date: May 9, 2014	By:	/s/ Andrew Brown
Andrew Brown
Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS+	XBRL Instance					X
101.SCH+	XBRL Taxonomy Extension Schema					X
101.CAL+	XBRL Taxonomy Extension Calculation					X
101.LAB+	XBRL Taxonomy Extension Labels					X
101.PRE+	XBRL Taxonomy Extension Presentation					X
101.DEF+	XBRL Taxonomy Extension Definition					X

**

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

+

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.