Form 10-Q
period 2014-06-30
CHEGG, INC
filed 2014-08-08
CIK 1364954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, there were 83,687,485 shares of the registrant’s common stock outstanding.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Campus Special,” “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Zinch” and “#1 in Textbook Rentals” are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

PART i – FINANCIAL INFORMATION

Item 1. Financial Statements

CHEGG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares and par value)

	June 30, 2014	December 31, 2013 *
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,783	$76,864
Short-term investments	28,430	37,071
Accounts receivable, net of allowance for doubtful accounts of $516 and $317 at June 30, 2014 and December 31, 2013, respectively	9,913	7,091
Prepaid expenses	3,652	2,134
Other current assets	1,774	1,149
Total current assets	74,552	124,309
Long-term investments	19,295	24,320
Textbook library, net	100,233	105,108
Property and equipment, net	18,933	18,964
Goodwill	86,685	49,545
Intangible assets, net	12,664	3,311
Other assets	2,160	1,814
Total assets	$314,522	$327,371
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,813	$4,078
Deferred revenue	24,175	22,804
Accrued liabilities	19,991	21,270
Total current liabilities	53,979	48,152
Long-term liabilities
Other liabilities	5,187	4,979
Total long-term liabilities	5,187	4,979
Total liabilities	59,166	53,131

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value –10,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 83,644,883 and 81,708,202 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	84	82
Additional paid-in capital	494,364	479,279
Accumulated other comprehensive income (loss)	28	(6)
Accumulated deficit	(239,120)	(205,115)
Total stockholders' equity	255,356	274,240
Total liabilities and stockholders' equity	$314,522	$327,371

*	Derived from audited consolidated financial statements as of and for the year ended December 31, 2013

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$64,492	$55,857	$138,885	$116,872
Cost of revenues	38,596	29,607	104,081	79,061
Gross profit	25,896	26,250	34,804	37,811
Operating expenses:
Technology and development	12,189	9,799	23,509	19,352
Sales and marketing	14,817	8,674	29,844	22,422
General and administrative	10,654	7,574	20,494	14,283
(Gain) loss on liquidation of textbooks	(2,122)	1,670	(3,800)	(609)
Total operating expenses	35,538	27,717	70,047	55,448
Loss from operations	(9,642)	(1,467)	(35,243)	(17,637)
Interest and other income (expense), net:
Interest expense, net	(127)	(1,183)	(188)	(2,356)
Other income (expense), net	156	(551)	276	(848)
Total interest and other income (expense), net	29	(1,734)	88	(3,204)
Loss before provision for (benefit from) income taxes	(9,613)	(3,201)	(35,155)	(20,841)
Provision for (benefit from) income taxes	(1,367)	152	(1,150)	337
Net loss	$(8,246)	$(3,353)	$(34,005)	$(21,178)
Net loss per share, basic and diluted	$(0.10)	$(0.27)	$(0.41)	$(1.72)
Weighted average shares used to compute net loss per share, basic and diluted	83,209	12,558	82,686	12,295

See Notes to Condensed Consolidated Financial Statements.

Chegg, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(8,246)	$(3,353)	$(34,005)	$(21,178)
Other comprehensive income (loss):
Net change in unrealized loss on available for sale investments	54	—	38	—
Change in foreign currency translation adjustments	(27)	(18)	(4)	(47)
Other comprehensive income (loss)	27	(18)	34	(47)
Total comprehensive loss	$(8,219)	$(3,371)	$(33,971)	$(21,225)

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(34,005)	$(21,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	38,130	30,817
Amortization of warrants and deferred loan costs	117	781
Other depreciation and amortization expense	4,544	5,628
Stock-based compensation expense	15,411	8,031
Provision for bad debts	197	77
Gain on liquidation of textbooks	(3,800)	(609)
Loss from write-offs of textbooks	6,805	2,283
Deferred income taxes	(1,626)	—
Realized gain on sale of securities	(18)	—
Revaluation of preferred stock warrants	—	1,026
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(2,211)	(2,233)
Prepaid expenses and other current assets	(1,774)	(1,031)
Other assets	(470)	(2,563)
Accounts payable	2,988	(2,999)
Deferred revenue	1,241	3,648
Accrued liabilities	(2,803)	567
Other liabilities	(128)	240
Net cash provided by operating activities	22,598	22,485
Cash flows from investing activities
Purchases of textbooks	(52,781)	(42,226)
Proceeds from liquidations of textbooks	18,737	21,061
Purchases of marketable securities	(54,882)	—
Proceeds from sale of marketable securities	38,860	—
Maturities of marketable securities	29,600	—
Purchases of property and equipment	(2,496)	(3,188)
Acquisition of businesses, net of cash acquired	(43,872)	—
Net cash used in investing activities	(66,834)	(24,353)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock plans	1,743	2,477
Payment of taxes related to the net share settlement of RSUs	(3,588)	—
Net cash (used in) provided by financing activities	(1,845)	2,477
Net increase (decrease) in cash and cash equivalents	(46,081)	609
Cash and cash equivalents, beginning of period	76,864	21,030
Cash and cash equivalents, end of period	$30,783	$21,639
Cash paid during the period for:
Interest	$31	$1,197
Income taxes	$445	$341
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,528	$3,938
Issuance of common stock warrants in connection with consulting services	$—	$130
Issuance of common stock related to acquisition	$1,585	$—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2014 and our results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014. The results of operations for the three and six months ended June 30, 2014 and cash flows for the six months June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently in the process of evaluating this new guidance.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(8,246)	$(3,353)	$(34,005)	$(21,178)
Denominator:
Weighted-average common shares outstanding	83,255	12,812	82,760	12,590
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(46)	(254)	(74)	(295)
Weighted-average common shares used in computing basic and diluted net loss per share	83,209	12,558	82,686	12,295
Net loss per share, basic and diluted	$(0.10)	$(0.27)	$(0.41)	$(1.72)

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	15,579	12,812	14,925	13,142
Restricted stock units	714	1,322	260	1,313
Common stock subject to repurchase or forfeiture	40	234	40	234
Warrants to purchase common stock	996	36	996	36
Warrants to purchase convertible preferred stock	—	1,132	—	1,132
Convertible preferred stock	—	42,242	—	42,242
Total common stock equivalents	17,329	57,778	16,221	58,099

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following tables show our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$22,449	$—	$22,449	$33,322	$—	$33,322
Money market funds	6,334	—	6,334	42,042	—	42,042
Commercial paper	2,000	—	2,000	1,500	—	1,500
Total cash and cash equivalents	$30,783	$—	$30,783	$76,864	$—	$76,864

Short-term investments:
Commercial paper	$17,214	$3	$17,217	$35,571	$—	$35,571
Corporate securities	5,200	2	5,202	—	—	—
Certificate of deposit	6,010	1	6,011	1,500	—	1,500
Total short-term investments	$28,424	$6	$28,430	$37,071	$—	$37,071

Long-term investments:
Corporate securities	$16,531	$11	$16,542	$24,338	$(18)	$24,320
U.S. treasuries	1,751	1	1,752	—	—	—
Agency bond	1,000	1	1,001	—	—	—
	$19,282	$13	$19,295	$24,338	$(18)	$24,320

Short-term restricted cash	$352	$—	$352	$352	$—	$352
Long-term restricted cash	1,350	—	1,350	1,350	—	1,350
Total restricted cash	$1,702	$—	$1,702	$1,702	$—	$1,702

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of available-for-sale investments as of June 30, 2014 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$30,424	$30,430
Due in 1-2 years	19,282	19,295
Investments not due at a single maturity date	6,334	6,334
Total	$56,040	$56,059

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of June 30, 2014, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of nine months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the six months ended June 30, 2014, we did not recognize any impairment charges.

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

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$6,334	$6,334	$—	$—
Commercial paper	2,000	—	2,000	—
Short-term investments:
Commercial paper	17,217	—	17,217	—
Corporate securities	5,202	—	5,202	—
Certificate of deposit	6,011	—	6,011	—
Long-term investments:
Corporate securities	16,542	—	16,542	—
U.S. treasuries	1,752	1,752	—	—
Agency bond	1,001	—	1,001	—

Total assets measured and recorded at fair value	$56,059	$8,086	$47,973	$—

Liabilities:
Put option liability	$1,567	$—	$—	$1,567

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$42,042	$42,042	$—	$—
Commercial paper	1,500	—	1,500	—
Short-term investments:
Commercial paper	35,571	—	35,571	—
Certificate of deposit	1,500	—	1,500	—
Corporate securities, long-term	24,320	—	24,320	—

Total assets measured and recorded at fair value	$104,933	$42,042	$62,891	$—

Liabilities:
Put option liability	$1,521	$—	$—	$1,521

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

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the change in the fair value of our Level 3 liabilities (in thousands):

Level 3
June 30, 2014
Beginning balance	$1,521
Vesting of put options	250
Fair value adjustment related to put options	(204)
Total financial liabilities	$1,567

As of June 30, 2014, we did not have observable inputs for the valuation of our put option liability, which relates to a previous acquisition, and provides certain employees of the acquired company the right to require us to acquire vested common shares at a stated contractual price. As shares associated with these put options vest, the liability is recognized as stock-based compensation expense in our condensed consolidated statements of operations and results in a change in our Level 3 liabilities.

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

Note 5. Acquisition

On June 5, 2014, we acquired 100% of the outstanding shares and voting interest of InstaEDU, Inc. (InstaEDU), headquartered in San Francisco, California. With this acquisition, we aimed to expand our digital offerings to help students excel in school by including real time tutoring services. We see the acquisition of InstaEDU as a method to connect the book offering and service offerings of Chegg together. The total fair value of the purchase consideration was $31.1 million in cash, which included $4.5 million, placed into an escrow, for general representations and warranties, and will be released 18 months from the closing date of the acquisition.

On April 9, 2014, we acquired 100% of the outstanding shares and voting interest of The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), headquartered in Duluth, Georgia for a total fair value purchase consideration of $16.0 million, consisting of $14 million in cash, 250,000 in shares, which were placed in escrow for general representations and warranties and will be released one year from acquisition date, and a fair value contingent consideration of additional shares of common stock, which is payable on the attainment of certain performance metrics. With the Campus Special acquisition, we aimed to expand our offerings to students to include coupon specials on consumer goods and services. The probability-weighted fair value contingent consideration was recorded in other accrued liabilities in our condensed consolidated balance sheet as of the date of acquisition, and we will record any future fair value adjustments to other acquisition costs.

The acquisition date fair value of the consideration for the above two transactions consisted of the following as of June 30, 2014 (in thousands):

Cash consideration	$45,037
Fair value of stock escrow consideration	1,585
Fair value of stock contingent consideration	193
Fair value of purchase consideration	$46,815

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of identifiable intangible assets acquired was recorded as goodwill.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of the net identifiable assets acquired as of June 30, 2014 (in thousands):

June 30,
2014

Cash	$1,667
Other acquired assets	415
Acquired intangible assets:
Developed technology	3,894
Customer list	2,720
Trade name	2,390
Non-compete agreements	1,270
Corporate partnerships	243
Total acquired intangible assets	10,517
Total identifiable assets acquired	12,599
Liabilities assumed	(2,864)
Net identifiable assets acquired	9,735
Goodwill	37,080
Net assets acquired	$46,815

For the three months ended June 30, 2014, we incurred $0.5 million of acquisition-related expenses associated with the acquisitions which have been included in general and administrative expenses in the condensed consolidated statements of operations.

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

The results of operations of the above acquisitions have been included in our condensed consolidated results of operations from the date of acquisition and were not material to our results of operations.

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of identifiable intangible assets acquired was recorded as goodwill.

The following table summarizes the fair value of the identifiable intangible assets acquired during the three months ended March 31, 2014 (in thousands):

Master service agreement intangible asset	$400
Non-compete covenant intangible asset	40
Goodwill	60
Fair value of purchase consideration	$500

The amounts recorded for goodwill related to the Campus Special and Bookstep transactions are expected to be deductible for tax purposes. The amount recorded for goodwill related to the InstaEDU transaction is not deductible for tax purposes.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

June 30, 2014
Beginning balance	$49,545
Additions due to acquisition	37,140
Ending balance	$86,685

Intangible assets consist of the following (in thousands):

	June 30, 2014
	Weighted- Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	51	$9,512	$(3,822)	$5,690
Customer list	26	3,312	(589)	2,723
Trade name	44	3,132	(703)	2,429
Non-compete agreements	24	1,318	(86)	1,232
Master service agreement	36	400	(42)	358
Corporate partnerships	60	243	(11)	232
Total intangible assets		$17,917	$(5,253)	$12,664

	December 31, 2013
	Weighted- Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	46	$8,008	$(5,386)	$2,622
Customer list	24	5,472	(5,029)	443
Trade name	33	1,182	(942)	240
Non-compete agreements	34	1,068	(1,062)	6
Total intangible assets		$15,730	$(12,419)	$3,311

During the three and six months ended June 30, 2014, amortization expense related to our acquired intangible assets totaled approximately $1.0 million and $1.6 million, respectively. During the three and six months ended June 30, 2013, amortization expense related to our acquired intangible assets totaled approximately $1.2 million and $2.7 million, respectively.

As of June 30, 2014, the estimated future amortization expense related to our intangible assets, subject to amortization, is as follows (in thousands):

Remaining six months of 2014	$3,127
2015	4,297
2016	2,078
2017	1,586
2018	1,204
Thereafter	372
Total	$12,664

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Debt Obligations

In May 2012, we entered into a term loan facility with the aggregate principal of $20.0 million, (“the Term Loan”), with interest payable on a monthly basis at the rate of 11.5%. In connection with the Term Loan, we issued preferred stock warrants to the lender. In August 2013, we repaid the loan in full, including the outstanding principal balance of $20.0 million and an end-of-term fee of $850,000.

On June 30, 2014 we amended the revolving credit facility, which was originally entered into on August 12, 2013 to reduce the facility to $40.0 million with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total. The revolving credit facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1%, or Prime, or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The revolving credit facility will expire on August 12, 2016. The revolving credit facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash stock-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of June 30, 2014, we were in compliance with these financial covenants. On August 12, 2013, we drew down $21.0 million in proceeds from this credit facility and with these proceeds we repaid our $20.0 million Term Loan in full. On October 18, 2013, we drew down an additional $10.0 million in proceeds. On November 18, 2013, we repaid the $31.0 million outstanding balance in full.

Note 8. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2019. Our primary operating lease commitments at June 30, 2014, related to our headquarters in Santa Clara, California, and our warehouse in Shepardsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income was approximately $0.8 million and $0.7 million, in the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $1.4 million in the six months ended June 30, 2014 and 2013, respectively.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and on June 17, 2014 the court held in abeyance our motion to appeal. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 10. Stock-Based Compensation

Total stock-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$134	$142	$312	$296
Technology and development	2,635	1,730	5,017	3,344
Sales and marketing	2,263	450	3,595	1,499
General and administrative	3,449	1,559	6,487	2,892
Total stock-based compensation expense	$8,481	$3,881	$15,411	$8,031

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of our common stock and requires the input of subjective assumptions.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers, and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	6.07	5.95	6.07	5.96
Expected volatility	55.91%	57.39%	56.15%	57.25%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.88%	1.05%	1.91%	1.03%
Weighted-average grant-date fair value per share	$3.66	$2.98	$3.82	$3.03

Fair Value of Restricted Stock Units (RSUs)

Restricted stock units are converted into shares of Chegg common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards is determined using the fair value of our common stock on the date of grant, and the expense is recognized on a straight-line basis over the vesting period. Restricted stock units are typically fully vested at the end of four years.

Fair Value of Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activity

Option activity under our option plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2013	17,971,969	$8.35	$22,253,373
Granted	640,138	7.09
Exercised	(581,865)	1.38
Cancelled	(1,463,808)	8.45
Balance at June 30, 2014	16,566,434	$8.53	$7,331,991

As of June 30, 2014, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $31.7 million, which will be recognized over a weighted-average vesting period of approximately 2.3 years.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No option awards were granted to consultants in the three and six months ended June 30, 2014 or 2013. Total stock-based compensation expense for consultants was not significant for the three and six months ended June 30, 2014 or 2013.

There was no capitalized stock-based compensation as of June 30, 2014 or 2013.

Restricted Stock Units Activity

	Restricted Stock Units Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	1,479,898	$10.01
Granted	9,337,260	6.21
Released	(1,337,260)	9.69
Cancelled	(203,506)	6.52
Balance at June 30, 2014	9,276,392	$6.30

During the three and six months ended June 30, 2014, 29,052 and 1,285,261 RSUs granted prior to our IPO vested, respectively, and were settled for shares of our common stock.  Of those shares, we withheld 10,859 and 527,778 shares valued at approximately $3.6 million in satisfaction of tax withholding obligations for employees who elected to net settle, i.e., surrender shares of common stock to satisfy their tax obligations. Payment of taxes related to this net share settlement of RSUs is reflected as a financing activity in our condensed consolidated statements of cash flows. The shares withheld by us as a result of the net settlement are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2013 Equity Incentive Plan, or the 2013 Plan.

In February 2014, the Compensation Committee of the Board of Directors (“the Compensation Committee”) approved a grant of performance-based restricted stock units (PSUs) under the 2013 Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance goals, including net revenue growth, digital revenue growth and free cash flow during 2014 (the “Performance Period”). Based on the achievement of the performance conditions during the Performance Period for both the February grants, the final settlement of the PSU awards will range between 0 and 150% of the target shares underlying the PSU awards based on a specified

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

objective formula approved by the Compensation Committee. If earned, the PSUs will vest annually over a three year period. In June 2014, the Compensation Committee approved a grant of PSUs under the 2013 Plan to the employees of  InstaEDU, which is based on achieving certain revenue targets in years 2014 and 2015.

The target number of shares underlying the PSUs that were granted to certain executive officers during the three and six months ended June 30, 2014, totaled 24,193 and 1,208,560 shares, respectively, and had a weighted average grant date fair value of $5.58 and $6.37 per share, respectively. The target number of shares underlying the PSUs that were granted to certain employees of our InstaEDU acquisition during the three months ended June 30, 2014 totaled 2,280,081, and had a weighted average grant date fair value of $6.00 per share. As of June 30, 2014, we expect that 100% of the PSUs will vest.

As of June 30, 2014, we had a total of approximately $40.0 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 2.3 years.

Note 11. Income Taxes

We recorded an income tax benefit of approximately $1.4 million and $1.2 million for the three and six months ended June 30, 2014, respectively and an income tax provision of $0.2 million and $0.3 million, respectively for the three and six months ended June 30, 2013, respectively. The income tax benefit in the three and six months ended June 30, 2014 was the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income tax expense. The income tax expense in the three and six months ended June 30, 2013 was due to state and foreign income tax expense.

Note 12. Related-Party Transactions

During the three months ended June 30, 2014 and 2013, we had purchases of $0.3 million and $0.1 million, respectively, and during the six months ended June 30, 2014 and 2013, we had purchases of $0.7 million and $0.2 million, respectively, of products from Adobe Systems, or Adobe. Further, we had revenues of $0.2 million and $0, respectively, in the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $0 in the six months ended June 30, 2014 and 2013, respectively of products from Adobe for which our Chief Executive Officer is a member of the Board of Directors. As of June 30, 2014, we had no outstanding accounts receivable and $0.1 million  payables to Adobe.  There was no outstanding accounts receivable from and payable to Adobe as of December 31, 2013.

During the six months ended June 30, 2014, one of our board members was appointed to the Board of Directors of Cengage Learning, or Cengage.   During the three and six months ended June 30, 2014, we had purchases of $0.5 million and $6.4 million, respectively, of products from Cengage.  As of June 30, 2014, we had accounts payable of $0.3 million and no outstanding accounts receivable from Cengage.

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

Our digital learning and advertising offerings, which we refer to as “digital offerings” are experiencing rapid growth. During the three months ended June 30, 2014 and 2013, we generated net revenues of $64.5 million and $55.9 million, respectively, and in the same periods had net losses of $8.2 million and $3.4 million. During the six months ended June 30, 2014 and 2013, we generated net revenues of $138.9 million and $116.9 million, respectively, and in the same periods had net losses of $34.0 million and $21.2 million. We plan to continue to invest in the long-term growth of the company, particularly further investment in the technology that powers the Student Hub and the Student Graph and in the development of products and services that serve students. On June 5, 2014, we acquired InstaEDU, Inc., (InstaEDU) to expand our digital offerings to help students excel in school. The acquisition of InstaEDU will provide us a method to connect Chegg’s book offering and service offerings. On April 9, 2014, we acquired The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), a company offering local campus deals, serving students at over 500 universities nationwide.  We plan to rebrand Campus Special as Chegg Deals.  We see the acquisition of Campus Special as a future growth opportunity to expand into local and national advertising. On March 7, 2014, we acquired Bookstep LLC, (Bookstep) to expand our technical resources and research and development capabilities. We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

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

Our print textbook rental business is highly capital intensive. While we generate positive cash flows from operations on an annual basis, this has been more than offset by the cash we use for our investing activities, primarily due to the purchase of print textbooks. We expect this trend to continue in the foreseeable future. We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the six months ended June 30, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was $34.0 million. We recently entered into an agreement whereby, for an initial period of eight months, Ingram Content Group (Ingram) will own and provide the fulfillment services for a portion of the books rented by our student customers. We expect Ingram will purchase approximately $25 million of textbooks during the initial period, some directly from Chegg and some in the open marketplace.

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

Our Digital Offerings Business

Our digital offerings for students include the Student Hub, our connected learning platform, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, which we offer as a rental-equivalent solution and for free for students awaiting the arrival of their print textbook rental, online tutoring, our Chegg Study service, College Admissions and Scholarship Services and free course planning and internship services.  In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Adobe, Microsoft, Red Bull and Serve from American Express, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students, and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. While none of our digital offerings individually has amounted to more than 10% of our net revenues to date, in the aggregate these offerings amounted to 29% and 26% of net revenues during the three and six months ended June 30, 2014, up from less than 1% in 2010.

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

Results of Operations

The following table summarizes our historical consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$64,492	$55,857	$138,885	$116,872
Cost of revenues (1)	38,596	29,607	104,081	79,061

Gross profit	25,896	26,250	34,804	37,811

Operating expenses(1):
Technology and development	12,189	9,799	23,509	19,352
Sales and marketing	14,817	8,674	29,844	22,422
General and administrative	10,654	7,574	20,494	14,283
(Gain) loss on liquidation of textbooks	(2,122)	1,670	(3,800)	(609)
Total operating expenses	35,538	27,717	70,047	55,448
Loss from operations	(9,642)	(1,467)	(35,243)	(17,637)
Interest and other income (expense), net	29	(1,734)	88	(3,204)
Loss before provision for (benefit from) income taxes	(9,613)	(3,201)	(35,155)	(20,841)

Provision for (benefit from) income taxes	(1,367)	152	(1,150)	337
Net loss	$(8,246)	$(3,353)	$(34,005)	$(21,178)

(1) Includes stock-based compensation expense as follows:
Cost of revenues	$134	$142	$312	$296
Technology and development	2,635	1,730	5,017	3,344
Sales and marketing	2,263	450	3,595	1,499
General and administrative	3,449	1,559	6,487	2,892
Total stock-based compensation expense	$8,481	$3,881	$15,411	$8,031

The following table summarizes our historical condensed consolidated statements of operations data as a percentage of net revenues for the periods shown:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of revenues	60	53	75	68

Gross profit	40	47	25	32

Operating expenses:
Technology and development	19	18	17	17
Sales and marketing	23	16	21	19
General and administrative	16	14	15	12
(Gain) loss on liquidation of textbooks	(3)	3	(3)	(1)
Total operating expenses	55	51	50	47
Loss from operations	(15)	(4)	(25)	(15)
Interest and other income (expense), net	—	(2)	—	(3)
Loss before provision for (benefit from) income taxes	(15)	(6)	(25)	(18)
Provision for (benefit from) income taxes	(2)	—	(1)	—
Net loss	(13)%	(6)%	(24)%	(18)%

Three and Six Months Ended June 30, 2014 and 2013

Net Revenues

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Print textbooks	$45,796	$43,748	$2,048	5%
Digital offerings	18,696	12,109	6,587	54
Net revenues	$64,492	$55,857	$8,635	15%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Print textbooks	$102,421	$94,043	$8,378	9%
Digital offerings	36,464	22,829	13,635	60
Net revenues	$138,885	$116,872	$22,013	19%

Net revenues in the three months ended June 30, 2014 increased $8.6 million, or 15%, compared to the same period during 2013 as a result of an increase in our digital offerings of 54% primarily from growth in new memberships of our Chegg Study service, an increase in eTextbook volumes, and growth in our enrollment marketing services. Digital offerings represented 29% and 22% of net revenues during the three months ended June 30, 2014 and 2013, respectively. Revenue from print textbooks increased $2.0 million in the three months ended June 30, 2014 as compared to the same period last year as a result of higher rental units and sales of textbooks.

Net revenue in the six months ended June 30, 2014 increased $22.0 million, or 19%, compared to the same period during 2013 as a result of an increase in our digital offerings of 60% primarily from growth in new memberships of our Chegg Study service, an increase in eTextbook volumes, growth in brand advertising and growth in our enrollment marketing services. Digital offerings represented 26% and 20% of net revenues during the six months ended June 30, 2014 and 2013, respectively. Revenue from print textbooks increased $8.4 million in the six months ended June 30, 2014 as compared to the same period last year as a result of higher rental units and sales of textbooks.

We anticipate that our digital offerings will continue to grow at a rate greater than our overall revenue growth in future periods.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Cost of revenues(1)	$38,596	$29,607	$8,989	30%

(1) Includes stock-based compensation expense	$134	$142	$(8)	(6)%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Cost of revenues(1)	$104,081	$79,061	$25,020	32%

(1) Includes stock-based compensation expense	$312	$296	$16	5%

Cost of revenues in the three months ended June 30, 2014 increased $9.0 million, or 30%, compared to the same period during 2013. The increase in absolute dollars and as a percentage of revenues for the three months ended June 30, 2014 was primarily due to an increase in, textbook depreciation of $3.7 million, write-offs and reserves related to our textbook library of $2.2 million and the cost of digital content of $1.1 million. The cost of digital content increased during the three months ended June 30, 2014 due to our expansion of digital content solutions made available to students. In addition we experienced an increase in the cost of textbooks purchased of $2.3 million, which was primarily driven by increased unit shipments.

Cost of revenues in the six months ended June 30, 2014 increased $25.0 million, or 32%, compared to the same period during 2013. The increase in absolute dollars and as a percentage of revenues for the six months ended June 30, 2014 was primarily due to an increase in order fulfillment and payment processing costs of $4.3 million, textbook depreciation of $7.3 million, write-offs and reserves related to our textbook library of $4.5 million and the cost of digital content of $1.9 million. The costs of digital content increased during the six months ended June 30, 2014 due to our expansion of digital content solutions made available to students. In addition we experienced an increase in the cost of textbooks purchased of $6.2 million, which was primarily driven by increased unit shipments.

Operating Expenses

The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Technology and development(1)	$12,189	$9,799	$2,390	24%
Sales and marketing(1)	14,817	8,674	6,143	71
General and administrative(1)	10,654	7,574	3,080	41
(Gain) loss on liquidation of textbooks	(2,122)	1,670	(3,792)	n/m
	$35,538	$27,717	$7,821	28%

(1) Includes stock-based compensation expense of:
Technology and development	$2,635	$1,730	$905	52%
Sales and marketing	2,263	450	1,813	n/m
General and administrative	3,449	1,559	1,890	121
Stock-based compensation expense	$8,347	$3,739	$4,608	123%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Technology and development(1)	$23,509	$19,352	$4,157	21%
Sales and marketing(1)	29,844	22,422	7,422	33
General and administrative(1)	20,494	14,283	6,211	43
Gain on liquidation of textbooks	(3,800)	(609)	(3,191)	n/m
	$70,047	$55,448	$14,599	26%

(1) Includes stock-based compensation expense of:
Technology and development	$5,017	$3,344	$1,673	50%
Sales and marketing	3,595	1,499	2,096	140
General and administrative	6,487	2,892	3,595	124
Stock-based compensation expense	$15,099	$7,735	$7,364	95%

_______________________

n/m – Not meaningful

Technology and Development

Technology and development expenses during the three months ended June 30, 2014 increased $2.4 million, or 24%, compared to the three months ended June 30, 2013. During the three months ended June 30, 2014 our employee-related expenses and stock-based compensation expenses totaled $0.8 million and $0.9 million, respectively, compared to the same period in 2013. Stock-based compensation expense increased primarily due to expense associated with restricted stock units (RSUs) for which there was no expense prior to our IPO.  In addition, we experienced an increase in web hosting costs of $0.7 million.  Technology and development as a percentage of net revenues was 19% of net revenues in the three months ended June 30, 2014 compared to 18% of net revenues in the three months ended June 30, 2013.

Technology and development expenses during the six months ended June 30, 2014 increased $4.2 million, or 21%, compared to the six months ended June 30, 2013. During the six months ended June 30, 2014 our employee-related expenses and stock-based compensation expenses increased by $3.2 million compared to the same period in the prior year. Stock-based compensation expense increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO.  In addition, we experienced an increase in web hosting costs of $1.0 million.  Technology and development as a percentage of net revenues was 17% of net revenues in each of the six month periods ended June 30, 2014 and 2013.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2014 increased by $6.1 million, or 71%, compared to the three months ended June 30, 2013. The increase in absolute dollars and as a percentage of revenues is primarily attributable to an increase in advertising and marketing expenses of $1.0 million as a result of search engine marketing to increase customer acquisition and online or social media marketing during the period compared to the three months ended June 30, 2013. In addition, during the three months ended June 30, 2014 our employee-related expenses and stock-based compensation increased $2.4 million and $1.8 million, respectively, compared to the same period in the prior year. The increase in employee related expenses increased primarily due to a higher average headcount and stock-based compensation increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO. Sales and marketing expenses as a percentage of net revenues increased 23% during the three months ended June 30, 2014 compared to 16% of net revenues during the three months ended June 30, 2013.

Sales and marketing expenses during the six months ended June 30, 2014 increased by $7.4 million, or 33%, compared to the six months ended June 30, 2013. The increase in absolute dollars and as a percentage of revenues is primarily attributable to an increase in advertising and marketing expenses of $2.1 million as a result of search engine marketing to increase customer acquisition and online or social media marketing during the period compared to the six months ended June 30, 2013. In addition, during the six months ended June 30, 2014 our employee-related expenses and stock-based compensation increased $3.1 million and $2.1 million, respectively, compared to the same period in the prior year. The increase in employee related expenses increased primarily due to a higher average headcount and stock-based compensation increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO. Sales and marketing expenses as a percentage of net revenues increased 21% during the six months ended June 30, 2014 compared to 19% of net revenues during the six months ended June 30, 2013.

General and Administrative

General and administrative expenses in the three months ended June 30, 2014 increased $3.1 million, or 41%, compared to the three months ended June 30, 2013. The increase in absolute dollars and as a percentage of net revenues was due to an increase in stock-based compensation expense of $1.9 million primarily due to expense associated with RSUs which did not incur expense prior to our IPO.   In addition, employee-related and benefit expenses, audit and legal fees, and insurance increased by $0.8 million, as a result of Chegg now being a publicly traded company. General and administrative expenses as a percentage of net revenues increased to 16% during the three months ended June 30, 2014 compared to 14% of net revenues during the three months ended June 30, 2013.

General and administrative expenses in the six months ended June 30, 2014 increased $6.2 million, or 43%, compared to the six months ended June 30, 2013. The increase in absolute dollars and as a percentage of net revenues was due to an increase in stock-based compensation expense of $3.6 million primarily due to expense associated with RSUs which did not incur expense prior to our IPO.   Our employee-related and benefit expenses, audit and legal fees, insurance and professional fees increased by $2.2 million, as a result of Chegg now being a publicly traded company. General and administrative expenses as a percentage of net revenues increased to 15% during the six months ended June 30, 2014 compared to 12% of net revenues during the six months ended June 30, 2013.

(Gain) loss on Liquidation of Textbooks

In the three months ended June 30, 2014 and 2013, we had a net gain on liquidations of $2.1 million and a loss of $1.7 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. Our loss of $1.7 million in the three months ended June 30, 2013 was the result of liquidating textbooks through other liquidation channels resulting in lower proceeds than the net book value of the textbook.

In the six months ended June 30, 2014 and 2013, we had a net gain on liquidations of $3.8 million and $0.6 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net, for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Interest expense, net	$(127)	$(1,183)	$1,056	(89)%
Other income (expense), net	156	(551)	707	(128)
Total interest and other income (expense), net	$29	$(1,734)	$1,763	(102)%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Interest expense, net	$(188)	$(2,356)	$2,168	(92)%
Other income (expense), net	276	(848)	1,124	(133)
Total interest and other income (expense), net	$88	$(3,204)	$3,292	(103)%

Interest expense, net decreased by $1.1 million during the three months ended June 30, 2014 and $2.2 million during the six months ended  June 30, 2014 primarily due to the pay-off of our outstanding loan balance in 2013.

Other income (expense), net was a net income during the three and six months ended June 30, 2014 primarily due to the interest earned on our investments compared to a net expense during the three and six months ended June 30, 2013 which resulted from an increase in the fair value of our preferred stock warrants prior to their conversion into common stock warrants.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Provision from (benefit for) income taxes	$(1,367)	$152	$(1,519)	n/m

	Six Months Ended June 30,		Change
	2014	2013	$	%
Provision from (benefit for) income taxes	$(1,150)	$337	$(1,487)	n/m

_______________________

n/m – Not meaningful

We recognized income tax benefit of $1.4 million and $1.2 million during the three and six months ended June 30, 2014, respectively, which was the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income tax expense. We recognized income tax expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2013, respectively, which was comprised of state and foreign income tax expense.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were cash, cash equivalents and investments totaling $78.5 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, U.S. government treasuries and money market funds. We have $40.0 million available for draw down under our revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, which expires in August 2016. As of June 30, 2014, we were in compliance with all financial covenants.

Our print textbook business is highly capital intensive, and we typically use cash for our investing activities while we generate positive cash flows from operations. We capitalize the investment in our print textbook library and depreciate the value of our textbooks over their useful life as cost of revenues. During the six months ended June 30, 2014 and 2013, our investment in print textbooks, net of proceeds from textbook liquidations, was $34.0 million and $21.2 million, respectively. To the extent our business continues to grow, or as new textbook versions are published, we anticipate we will continue to purchase additional textbooks, resulting in a use of cash from investing activities. As of June 30, 2014, we have incurred cumulative losses of $239.1 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

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

The following table sets forth our cash flows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$22,598	$22,485
Net cash used in investing activities	(66,834)	(24,353)
Net cash provided by (used in) financing activities	(1,845)	2,477

Cash Flows from Operating Activities

Although we incurred net losses during the six months ended June 30, 2014 and 2013, we generated positive cash flows from operating activities, which was primarily the result of our increased textbook and digital offerings revenue. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, and our accounts payable are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and stock-based compensation expense. During the six months ended June 30, 2014 and 2013, our non-cash operating expenses and changes in operating assets and liabilities more than offset our net loss.

Net cash provided by operating activities during the six months ended June 30, 2014 was $22.6 million. However, we incurred a net loss of $34.0 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $38.1 million, other depreciation and amortization expense of $4.7 million, stock-based compensation expense of $15.4 million and loss from write-offs of textbooks of $6.8 million.

Net cash provided by operating activities in the six months ended June 30, 2013 was $22.5 million. Although we incurred a net loss of $21.2 million, our net loss was offset by significant non-cash operating expenses, including textbook library depreciation expense of $30.8 million, other depreciation and amortization expense of $6.4 million, stock-based compensation expense of $8.0 million and loss from write-offs of textbooks of $2.3 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the acquisition of businesses, purchase of textbooks, investments and property and equipment, offset by proceeds from the sale or maturity of investments and the proceeds from the liquidation of textbooks. Net cash used in investing activities during the six months ended June 30, 2014 was $66.8 million and was primarily used for the acquisition of businesses of $43.9 million, purchases of textbooks of $52.8 million, purchases of investments of $54.9 million and purchases of property and equipment of $2.5 million, partially offset by proceeds from the sale or maturity of investments of $68.5 million and proceeds from the liquidation of textbooks of $18.7 million.

Net cash used in investing activities in the six months ended June 30, 2013 was $24.4 million and was primarily used for purchases of textbooks of $42.2 million and purchases of property and equipment of $3.2 million, partially offset by proceeds from liquidation of textbooks of $21.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2014 was $1.8 million and was primarily related to the payment of $3.6 million in taxes related to the net share settlement of RSUs which became fully vested during the period off set by the issuance of common stock from our 2013 ESPP and proceeds from the exercise of stock options totaling $1.8 million.

Net cash provided by financing activities during the six months ended June 30, 2013 was $2.5 million and was related to proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Through June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2014, compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued using similar rates for the two years under audit. We appealed to the Commonwealth of Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and on June 17, 2014 the court held in abeyance our motion to appeal. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. Since July 2010, we have expanded our free and paid offerings, in many instances through the acquisition of other companies, to include digital textbooks, (eTextbooks), supplemental materials in digital and print form, multiplatform eTextbook Reader software, Chegg Study, on-line tutoring, College Admissions and Scholarship Services, course selection tools, purchases of used textbooks, internships, careers, on-campus advertising, enrollment marketing services and brand advertising. We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

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

You should consider our business and prospects in light of the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

—	execute on our relatively new, evolving and unproven business model;
—	develop new products and services, both independently and with developers or other third parties;
—	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;
—	attract and retain colleges, universities and other academic institutions, which we refer to collectively as “colleges,” and brands to our marketing services;
—	manage the growth of our business, including increasing or unforeseen expenses;
—	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;
—	compete with companies that offer similar services or products;
—	expand into adjacent markets;
—	develop a profitable business model and pricing strategy;
—	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our innovative business;
—	maintain relationships with strategic partners, including publishers, wholesalers, distributors, colleges and brands;
—	integrate and realize synergies of business that we acquire; and
—	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended June 30, 2014 and 2013 were $8.3 million and $3.4 million, respectively and for the six months ended June 30, 2014 and 2013 our net losses were $34.0 million and $21.2 million, respectively. As of June 30, 2014, we had an accumulated deficit of $239.1 million. We expect to make significant investments in the development and expansion of our business and anticipate that our cost of revenues and operating expenses will increase. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. For example, we may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the three and six months ended June 30, 2014, this business accounted for

71% and 74% of our revenue, respectively. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. In part to address the highly capital intensive nature of the print textbook rental business, we recently entered into an agreement whereby, a third party will own and provide the fulfillment services for a portion of the books that we rent. This program may not be successful or the third party may not elect to extend the program.

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
—

convert and fully integrate the brands and students that we acquire, including the Zinch brand and the students who use Zinch.com, the InstaEDU brand and the students who use InstaEDU.com and the Campus Special brand, into the Chegg brand and Chegg.com.

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

Acquired companies can be complex and time consuming to integrate. For example, we have recently expanded into online tutoring, student deals and food ordering with the acquisition of InstaEDU in June 2014 and Campus Special in April 2014 and Zinch in 2011 and are currently in the process of transitioning those users to the Chegg platform and integrating these brands into Chegg by the end of 2014. We may not successfully transition these users to the Chegg platform.

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

Our print textbook rental distribution model requires us to make substantial investments in our textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on these investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of carrying excess or obsolete textbooks. We typically plan our textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in our textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing competition becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize our purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to us in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books to us or return damaged books to us, or if we for any other reason anticipate inaccurately and acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased cost in order to do so, in which event our student satisfaction and results of operations could be .

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

Our reliance on AWS makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand or cause us to lose students or revenue or incur substantial recovery costs and distract management from operating our business. AWS may terminate its agreement with us upon 30 day notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

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

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services without advertising to students, such as our Courses service that require investment by us, in order to promote a more comprehensive solution. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest. We also developed The Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than five million trees to date and we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, which we funded with one percent of the net proceeds from our IPO in November 2013. Our philosophy of putting the student first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

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

We have an outstanding $40.0 million revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, with Bank of America as lender and letter of credit issuer that expires in August 2016. We currently have no amount drawn down under our credit facility. If we default on our credit obligations, our lenders may, among other things, require immediate repayment of amounts drawn on our credit facilities, terminate our credit facilities or require us to pay significant fees, penalties or damages.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2014, we had four patents and 33 patent applications pending, primarily in the United States and ten patents pending internationally. We own four U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Campus Special,” “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 350 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights, and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

If we pursue litigation to assert our intellectual property or proprietary rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights limit the value of our intellectual property or proprietary rights or otherwise negatively impact our business, financial condition and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace and our ability to attract customers may be adversely affected.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (Exchange Act), or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. We may need to undertake various actions to comply with these requirements, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed to the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which we appealed to the Franklin Circuit Court in Kentucky in February 2014 (see discussion above under Part II Item I “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or subscription transactions; because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain, and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could and harm our business, financial position and results of operations.

We may not be able to utilize a significant portion of our net operating loss or tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses of approximately $98.3 million and $37.5 million, respectively, which if not utilized will begin to expire in 2025 and 2014 for federal and state purposes, respectively. At December 31, 2013, we also had federal tax credit carryforwards of approximately $1.7 million, which if not utilized will begin to expire in 2031, and state tax credit carryforwards of approximately $2.0 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 of the Code and comparable state tax laws. We may experience ownership changes in the future as a result of future issuances of our stock. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through June 30, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

—	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;
—	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
—	actual or anticipated changes in our growth rate relative to our competitors;
—	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;
—	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
—	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
—	lawsuits threatened or filed against us;
—	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;
—	terrorist attacks or natural disasters or other such events impacting countries where we have operations; and
—	general economic, political and market conditions, such as recessions, interest rate changes and currency fluctuations.

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

Our directors, executive officers and holders of 5% of more of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 60.4% of our outstanding capital stock as of June 30, 2014 (including shares issuable upon settlement of restricted stock units held by the respective person or group that will vest within 60 days of that date and options exercisable by those holders within 60 days of that date). As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 12, 2013, the SEC declared our registration statement on Form S-1 (File No. 333-190616) effective for initial public offering (IPO). As previously disclosed in our Annual Report on Form 10-K, we received net proceeds of approximately $162.9 million and had $138.3 million of cash and investments remaining as of December 31, 2013. During the six months ended June 30, 2014, (i) we used $14.0 million to acquire Campus Special, $31.1 million to acquire InstaEDU and $0.5 million to acquire Bookstep, (ii) we made payments of taxes related to the net share settlement of RSUs, and (iii) we used cash for working capital purposes. The remaining $78.5 million is invested in short-term and long-term investment grade securities and cash equivalents held for working capital purposes. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 13, 2013 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
Date: August 8, 2014	By:	/s/ Andrew Brown
Andrew Brown
Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	First Amendment to Credit Agreement, dated June 30, 2014, by and among Bank of America, N.A. and the domestic subsidiaries of Chegg, Inc.					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS+	XBRL Instance					X
101.SCH+	XBRL Taxonomy Extension Schema					X
101.CAL+	XBRL Taxonomy Extension Calculation					X
101.LAB+	XBRL Taxonomy Extension Labels					X
101.PRE+	XBRL Taxonomy Extension Presentation					X
101.DEF+	XBRL Taxonomy Extension Definition					X

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