Form 10-Q
period 2014-09-30
CHEGG, INC
filed 2014-11-07
CIK 1364954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, there were 83,849,487 shares of the registrant’s common stock outstanding.

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

PART i – FINANCIAL INFORMATION

Item 1. Financial Statements

CHEGG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares and par value)

	September 30, 2014	December 31, 2013 *
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$53,186	$76,864
Short-term investments	30,035	37,071
Accounts receivable, net of allowance for doubtful accounts of $835 and $317 at September 30, 2014 and December 31, 2013, respectively	15,758	7,091
Prepaid expenses	3,391	2,134
Other current assets	8,679	1,149
Total current assets	111,049	124,309
Long-term investments	14,124	24,320
Textbook library, net	105,205	105,108
Property and equipment, net	18,298	18,964
Goodwill	86,685	49,545
Intangible assets, net	10,972	3,311
Other assets	1,800	1,814
Total assets	$348,133	$327,371
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,063	$4,078
Deferred revenue	72,462	22,804
Accrued liabilities	29,563	21,270
Total current liabilities	108,088	48,152
Long-term liabilities
Other liabilities	5,315	4,979
Total long-term liabilities	5,315	4,979
Total liabilities	113,403	53,131

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value –10,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 83,738,790 and 81,708,202 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	84	82
Additional paid-in capital	506,208	479,279
Accumulated other comprehensive loss	(1)	(6)
Accumulated deficit	(271,561)	(205,115)
Total stockholders' equity	234,730	274,240
Total liabilities and stockholders' equity	$348,133	$327,371

*	Derived from audited consolidated financial statements as of and for the year ended December 31, 2013

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$81,532	$61,587	$220,417	$178,459
Cost of revenues	68,281	58,425	172,362	137,486
Gross profit	13,251	3,162	48,055	40,973
Operating expenses:
Technology and development	13,490	9,999	36,999	29,351
Sales and marketing	23,453	14,223	53,297	36,645
General and administrative	10,986	6,247	31,480	20,530
Gain on liquidation of textbooks	(2,044)	(2,403)	(5,844)	(3,012)
Total operating expenses	45,885	28,066	115,932	83,514
Loss from operations	(32,634)	(24,904)	(67,877)	(42,541)
Interest and other income (expense), net:
Interest expense, net	(67)	(1,306)	(255)	(3,662)
Other income (expense), net	541	(2,840)	817	(3,688)
Total interest and other income (expense), net	474	(4,146)	562	(7,350)
Loss before provision for (benefit from) income taxes	(32,160)	(29,050)	(67,315)	(49,891)
Provision for (benefit from) income taxes	281	205	(869)	542
Net loss	$(32,441)	$(29,255)	$(66,446)	$(50,433)
Net loss per share, basic and diluted	$(0.39)	$(2.27)	$(0.80)	$(4.04)
Weighted average shares used to compute net loss per share, basic and diluted	83,688	12,873	82,963	12,488

See Notes to Condensed Consolidated Financial Statements.

Chegg, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(32,441)	$(29,255)	$(66,446)	$(50,433)
Other comprehensive (loss) income:
Net change in unrealized gain (loss) on available for sale investments	(18)	—	20	—
Change in foreign currency translation adjustments	(11)	12	(15)	(35)
Other comprehensive (loss) income	(29)	12	5	(35)
Total comprehensive loss	$(32,470)	$(29,243)	$(66,441)	$(50,468)

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(66,446)	$(50,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	54,220	45,287
Amortization of warrants and deferred loan costs	152	1,516
Other depreciation and amortization expense	7,823	8,080
Stock-based compensation expense	27,205	11,888
Provision for bad debts	516	194
Gain on liquidation of textbooks	(5,844)	(3,012)
Loss from write-offs of textbooks	10,133	3,289
Deferred income taxes	(1,626)	—
Realized gain on sale of securities	(18)	—
Revaluation of preferred stock warrants	—	3,906
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(3,633)	(2,382)
Prepaid expenses and other current assets	(8,356)	(1,156)
Other assets	(147)	(4,087)
Accounts payable	(319)	2,605
Deferred revenue	49,528	52,115
Accrued liabilities	4,826	4,285
Other liabilities	(12)	46
Net cash provided by operating activities	68,002	72,141
Cash flows from investing activities
Purchases of textbooks	(99,469)	(108,492)
Proceeds from liquidations of textbooks	40,175	32,555
Purchases of marketable securities	(63,872)	—
Proceeds from sale of marketable securities	42,708	—
Maturities of marketable securities	38,230	—
Purchases of property and equipment	(3,807)	(5,204)
Acquisition of businesses, net of cash acquired	(43,872)	—
Net cash used in investing activities	(89,907)	(81,141)
Cash flows from financing activities
Proceeds from debt obligations	—	21,000
Payments of debt obligations	—	(20,000)
Proceeds from issuance of common stock under employee stock plans	2,001	2,897
Payment of taxes related to the net share settlement of RSUs	(3,774)	—
Net cash (used in) provided by financing activities	(1,773)	3,897
Net decrease in cash and cash equivalents	(23,678)	(5,103)
Cash and cash equivalents, beginning of period	76,864	21,030
Cash and cash equivalents, end of period	$53,186	$15,927
Cash paid during the period for:
Interest	$88	$2,338
Income taxes	$518	$388
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$6,736	$7,576
Issuance of common stock warrants in connection with consulting services	$—	$130
Issuance of common stock related to acquisition	$1,585	$—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2014 and our results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014. The results of operations for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2013 as 2013.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for 2013, included in our Annual Report on Form 10-K for 2013 filed with the U.S. Securities and Exchange Commission (SEC).

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

Initial Public Offering

In November 2013, we completed our initial public offering (IPO), whereby 14.4 million shares of common stock were sold to the public at a price of $12.50 per share.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(32,441)	$(29,255)	$(66,446)	$(50,433)
Denominator:
Weighted-average common shares outstanding	83,704	13,054	83,010	12,745
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(16)	(181)	(47)	(257)
Weighted-average common shares used in computing basic and diluted net loss per share	83,688	12,873	82,963	12,488
Net loss per share, basic and diluted	$(0.39)	$(2.27)	$(0.80)	$(4.04)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	13,936	13,054	14,592	13,362
Restricted stock units	334	1,313	355	1,313
Common stock subject to repurchase or forfeiture	9	131	9	131
Warrants to purchase common stock	996	36	996	36
Warrants to purchase convertible preferred stock	—	1,130	—	1,130
Convertible preferred stock	—	42,244	—	42,244
Total common stock equivalents	15,275	57,908	15,952	58,216

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following tables show our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$46,300	$—	$46,300	$33,322	$—	$33,322
Money market funds	5,696	—	5,696	42,042	—	42,042
Commercial paper	1,190	—	1,190	1,500	—	1,500
Total cash and cash equivalents	$53,186	$—	$53,186	$76,864	$—	$76,864

Short-term investments:
Commercial paper	$18,859	$—	$18,859	$35,571	$—	$35,571
Corporate securities	8,171	4	8,175	—	—	—
Certificate of deposit	3,000	1	3,001	1,500	—	1,500
Total short-term investments	$30,030	$5	$30,035	$37,071	$—	$37,071

Long-term investments:
Corporate securities	$13,130	$(6)	$13,124	$24,338	$(18)	$24,320
Agency bond	999	1	1,000	—	—	—
Total long-term investments	$14,129	$(5)	$14,124	$24,338	$(18)	$24,320

Short-term restricted cash	$352	$—	$352	$352	$—	$352
Long-term restricted cash	1,350	—	1,350	1,350	—	1,350
Total restricted cash	$1,702	$—	$1,702	$1,702	$—	$1,702

The amortized cost and fair value of available-for-sale investments as of September 30, 2014 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$31,220	$31,225
Due in 1-2 years	14,129	14,124
Investments not due at a single maturity date	5,696	5,696
Total	$51,045	$51,045

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of September 30, 2014, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of nine months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the nine months ended September 30, 2014, we did not recognize any impairment charges.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,696	$5,696	$—	$—
Commercial paper	1,190	—	1,190	—
Short-term investments:
Commercial paper	18,859	—	18,859	—
Corporate securities	8,175	—	8,175	—
Certificate of deposit	3,001	—	3,001	—
Long-term investments:
Corporate securities	13,124	—	13,124	—
Agency bond	1,000	—	1,000	—

Total assets measured and recorded at fair value	$51,045	$5,696	$45,349	$—

Liabilities:
Put option liability	$1,588	$—	$—	$1,588

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$42,042	$42,042	$—	$—
Commercial paper	1,500	—	1,500	—
Short-term investments:
Commercial paper	35,571	—	35,571	—
Certificate of deposit	1,500	—	1,500	—
Corporate securities, long-term	24,320	—	24,320	—

Total assets measured and recorded at fair value	$104,933	$42,042	$62,891	$—

Liabilities:
Put option liability	$1,521	$—	$—	$1,521

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

The following table summarizes the change in the fair value of our Level 3 liabilities (in thousands):

Level 3
September 30, 2014
Beginning balance	$1,521
Vesting of put options	271
Fair value adjustment related to put options	(204)
Total financial liabilities	$1,588

As of September 30, 2014, we did not have observable inputs for the valuation of our put option liability, which relates to a previous acquisition, and provides certain employees of the acquired company the right to require us to acquire vested common shares at a stated contractual price. As shares associated with these put options vest, the liability is recognized as stock-based compensation expense in our condensed consolidated statements of operations and results in a change in our Level 3 liabilities.

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

Note 5. Acquisitions

On June 5, 2014, we acquired 100% of the outstanding shares and voting interest of InstaEDU, Inc. (InstaEDU), headquartered in San Francisco, California. With this acquisition, we aimed to expand our digital offerings to help students excel in school by including real time tutoring services. We see the acquisition of InstaEDU as a method to connect the book offering and service offerings of Chegg together. The total fair value of the purchase consideration was $31.1 million in cash, which included $4.5 million that was placed into escrow, for indemnification against breaches of general representations and warranties, and will be released 18 months from the closing date of the acquisition.

On April 9, 2014, we acquired 100% of the outstanding shares and voting interest of The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), headquartered in Duluth, Georgia for a total fair value purchase consideration of $16.0 million, consisting of $14.0 million in cash and 250,000 shares of our common stock, and all of such shares of our common stock were placed in escrow for indemnification against breaches of general representations and warranties and will be released one year from closing date, and a fair value contingent consideration of additional shares of common stock, which is payable on the attainment of certain performance metrics. With the Campus Special acquisition, we aimed to expand our offerings to students to include coupon specials on consumer goods and services. The probability-weighted fair value contingent consideration was recorded in other accrued liabilities in our condensed consolidated balance sheet as of the date of acquisition, and we will record any future fair value adjustments to other acquisition costs.

On March 7, 2014, we acquired certain assets from Bookstep LLC, (Bookstep) to expand our technical resources and research and development capabilities. The total fair value of the purchase consideration was $0.5 million. The acquisition agreement requires us to pay approximately $2.5 million in cash, payable over two years, contingent upon the continuation of services by a certain number of consultants during the period after acquisition. The fair value of these subsequent payments was $2.5 million, which is being accounted for as post-combination compensation expense.

The acquisition date fair value of the consideration for the above three transactions consisted of the following as of September 30, 2014 (in thousands):

Cash consideration	$45,537
Fair value of stock escrow consideration	1,585
Fair value of stock contingent consideration	193
Fair value of purchase consideration	$47,315

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of identifiable intangible assets acquired was recorded as goodwill.

The following table summarizes the fair value of the net identifiable assets acquired in the first nine months of 2014 (in thousands):

2014

Cash	$1,667
Other acquired assets	415
Acquired intangible assets:
Developed technology	3,894
Customer list	2,720
Trade name	2,390
Non-compete agreements	1,310
Corporate partnerships	243
Master services agreement	400
Total acquired intangible assets	10,957
Total identifiable assets acquired	13,039
Liabilities assumed	(2,864)
Net identifiable assets acquired	10,175
Goodwill	37,140
Net assets acquired	$47,315

For the nine months ended September 30, 2014, we incurred $0.6 million of acquisition-related expenses associated with the three acquisitions which have been included in general and administrative expenses in the condensed consolidated statements of operations.

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

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

September 30, 2014
Beginning balance	$49,545
Additions due to acquisition	37,140
Ending balance	$86,685

Intangible assets consist of the following (in thousands):

	September 30, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	51	$9,512	$(4,417)	$5,095
Customer list	26	3,312	(1,248)	2,064
Trade name	44	3,132	(932)	2,200
Non-compete agreements	24	1,318	(250)	1,068
Master service agreement	36	400	(75)	325
Corporate partnerships	60	243	(23)	220
Total intangible assets		$17,917	$(6,945)	$10,972

	December 31, 2013
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	46	$8,008	$(5,386)	$2,622
Customer list	24	5,472	(5,029)	443
Trade name	33	1,182	(942)	240
Non-compete agreements	34	1,068	(1,062)	6
Total intangible assets		$15,730	$(12,419)	$3,311

During the three and nine months ended September 30, 2014, amortization expense related to our acquired intangible assets totaled approximately $1.7 million and $3.3 million, respectively. During the three and nine months ended September 30, 2013, amortization expense related to our acquired intangible assets totaled approximately $1.0 million and $3.7 million, respectively.

As of September 30, 2014, the estimated future amortization expense related to our intangible assets, subject to amortization, is as follows (in thousands):

Remaining three months of 2014	$1,434
2015	4,297
2016	2,078
2017	1,586
2018	1,204
Thereafter	373
Total	$10,972

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

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  On June 30, 2014 we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The revolving credit facility will expire on August 12, 2016. The revolving credit facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash stock-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of September 30, 2014, we were in compliance with these financial covenants. In August 2013, we drew down $21.0 million in proceeds from the Revolving Credit Facility and with these proceeds we repaid in full our Term Loan outstanding principal balance of $20.0 million. In October 2013, we drew down an additional $10.0 million in proceeds from the Revolving Credit Facility. In November 2013, we repaid in full our $31.0 million outstanding balance of the Revolving Credit Facility.

Note 8. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2019. Our primary operating lease commitments at September 30, 2014, related to our headquarters in Santa Clara, California and our warehouse in Shepardsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.9 million and $0.7 million in the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.1 million in the nine months ended September 30, 2014 and 2013, respectively.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and on June 17, 2014 the court held in abeyance our motion to appeal. On October 29, 2014 the Franklin Circuit Court in Kentucky issued its opinion and order in Chegg's challenge in the Kentucky Board of Tax Appeals decision regarding Chegg's property tax assessment. The Circuit Court ruling reversed the Board of Tax Appeal's decision setting aside the Kentucky Department of Revenue's tax assessments against Chegg and further vacated all penalties and interest. The Kentucky Department of Revenue has 30 days to file an appeal to the Circuit Court ruling. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

Note 10. Stock-Based Compensation

Total stock-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$160	$126	$472	$422
Technology and development	3,235	1,530	8,252	4,874
Sales and marketing	4,476	564	8,071	2,063
General and administrative	3,923	1,637	10,410	4,529
Total stock-based compensation expense	$11,794	$3,857	$27,205	$11,888

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of our common stock and requires the input of subjective assumptions.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers, and directors:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Expected term (years)	5.98	6.07	5.97
Expected volatility	57.37%	56.15%	57.29%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.71%	1.91%	1.20%
Weighted-average grant-date fair value per share	$7.31	$3.82	$5.25

No options awards were granted to employees in the three months ended September 30, 2014.

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

Fair Value of Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan (the 2013 ESPP), rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the 2013 ESPP was estimated at the date of grant using the Black-Scholes option-pricing model.

Stock Option Activity

Option activity under our option plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2013	17,971,969	$8.35	$22,253,373
Granted	640,138	7.09
Exercised	(635,745)	1.63
Cancelled	(2,411,866)	8.51
Balance at September 30, 2014	15,564,496	$7.42	$5,247,243

As of September 30, 2014, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $27.2 million, which will be recognized over a weighted-average vesting period of approximately 2.1 years.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No option awards were granted to consultants in the three and nine months ended June 30, 2014 or 2013. Total stock-based compensation expense for consultants was not significant for the three and nine months ended June 30, 2014 or 2013.

There was no capitalized stock-based compensation expense as of September 30, 2014 or 2013.

Restricted Stock Units Activity

	Restricted Stock Units Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	1,479,898	$10.01
Granted	9,562,990	6.22
Released	(1,402,563)	9.78
Cancelled	(329,064)	6.61
Balance at September 30, 2014	9,311,261	$6.27

During the nine months ended September 30, 2014, 1,285,619 RSUs granted prior to our IPO vested, respectively, and were settled for shares of our common stock.  Of those shares, we withheld 527,805 shares valued at approximately $3.6 million in satisfaction of tax withholding obligations for employees who elected to net settle, i.e., surrender shares of common stock to satisfy their tax obligations. During the three months ended September 30, 2014, an insignificant amount RSUs granted prior to our IPO vested. Payment of taxes related to this net share settlement of RSUs is reflected as a financing activity in our condensed consolidated statements of cash flows. The shares withheld by us as a result of the net settlement are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2013 Equity Incentive Plan (the 2013 Plan).

In February 2014, the Compensation Committee of the Board of Directors (the Compensation Committee) approved a grant of performance-based restricted stock units (PSUs) under the 2013 Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance goals, including net revenue growth, digital revenue growth and free cash flow during 2014 (the Performance Period). Based on the achievement of the performance conditions during the Performance Period for both the February grants, the final settlement of the PSU awards will range between none and 150% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. If earned, the PSUs will vest annually over a three year period. In June 2014, the Compensation Committee approved a grant of PSUs under the 2013 Plan to the employees of InstaEDU, which are based on achieving certain revenue targets in years 2014 and 2015.

The target number of shares underlying the PSUs that were granted to certain executive officers during the nine months ended September 30, 2014, totaled 1,208,560 shares and had a weighted average grant date fair value of $6.37 per share. The target number of shares underlying the PSUs that were granted to certain employees of our InstaEDU acquisition during the nine months ended September 30, 2014 totaled 2,280,081 and had a weighted average grant date fair value of $6.00 per share. As of September 30, 2014, we expect that 100% of the PSUs will vest.

As of September 30, 2014, we had a total of approximately $35.0 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 2.1 years.

Note 11. Income Taxes

We recorded an income tax provision of approximately $0.3 million and an income tax benefit of $0.9 million for the three and nine months ended September 30, 2014, respectively and an income tax provision of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. The income tax provision in the three months ended September 30, 2014 was the result of foreign and state income tax expense. The income tax benefit of $0.9 million in the nine months ended September 30, 2014, was primarily the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income taxes. The income tax expense in the three and nine months ended September 30, 2013 was due to state and foreign income tax expense.

Note 12. Related-Party Transactions

During the three and nine months ended September 30, 2014, we had purchases of $0.4 million and $0.8 million, respectively of products from Adobe Systems (Adobe). There were no purchases from Adobe in the three and nine months ended September 30, 2013. Further, we had no revenues in each of the three months ended September 30, 2014 and 2013 and $1.0 million and $0 in the nine months ended September 30, 2014 and 2013, respectively of products from Adobe for which our Chief Executive Officer is a member of the Board of Directors. As of September 30, 2014, we had no outstanding accounts receivable and $0.1 million payables to Adobe.  There was no outstanding accounts receivable from and payable to Adobe as of December 31, 2013.

During the nine months ended September 30, 2014, one of our board members was appointed to the Board of Directors of Cengage Learning (Cengage). During the three and nine months ended September 30, 2014, we had purchases of $4.7 million and $10.8 million, respectively, of products from Cengage.  As of September 30, 2014, we had accounts payable of $0.8 million and no outstanding accounts receivable from Cengage.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Note 13. Subsequent Events

On October 2, 2014, we acquired Internships.com, a division of CareerArc Group LLC. Pursuant to the terms of this purchase agreement, we paid a purchase consideration of approximately $10.0 million in cash and issued approximately 160,000 shares of our common stock, valued at $1.0 million as of the acquisition date, which is being withheld for indemnification against breaches of general representations and warranties and will be released 18 months from closing date. An estimate of the financial effect cannot be made as we are current assessing the impact to the financial statements as a result of this acquisition.

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

We have an extensive print textbook and eTextbook library available for rent and sale. Our Chegg Study service helps students solve problems and master challenging concepts on their own. We also offer free services to students, such as helping high school students find colleges, scholarship opportunities and supplemental materials and services. These and other free services we offer are designed to round out the Student Hub as a one-stop destination for critical student needs.  We intend to expand our user base to reach students beyond college, including graduate and professional school students and other lifelong learners.

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

Our digital learning and advertising offerings, which we refer to as “digital offerings” are experiencing rapid growth. During the three months ended September 30, 2014 and 2013, we generated net revenues of $81.5 million and $61.6 million, respectively, and in the same periods had net losses of $32.4 million and $29.3 million. During the nine months ended September 30, 2014 and 2013, we generated net revenues of $220.4 million and $178.5 million, respectively, and in the same periods had net losses of $66.4 million and $50.4 million. We plan to continue to invest in the long-term growth of the company, particularly further investment in the technology that powers the Student Hub and the Student Graph and in the development of products and services that serve students. On October 2, 2014, we acquired Internships.com, a division of CareerArc Group LLC. On June 5, 2014, we acquired InstaEDU, Inc., (InstaEDU) to expand our digital offerings to help students excel in school and has provided us a method to connect Chegg’s book offering and service offerings. On April 9, 2014, we acquired The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), a company offering local campus deals, serving students at over 500 universities nationwide, which we now call Chegg Deals, and continue to see future growth opportunity by expanding into local and national advertising.  On March 7, 2014, we acquired Bookstep LLC, (Bookstep) to expand our technical resources and research and development capabilities. We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

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

Our print textbook rental business is highly capital intensive. While we generate positive cash flows from operations on an annual basis, this has been more than offset by the cash we use for our investing activities, primarily due to the purchase of print textbooks. We expect this trend to continue in the foreseeable future. We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the nine months ended September 30, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was $59.3 million. We recently entered into an agreement whereby, for an initial period of eight months, Ingram Content Group (Ingram) will own and provide the fulfillment services for a portion of the books rented by our student customers. We expect Ingram will purchase approximately $25 million of textbooks during the initial period, some directly from Chegg and some in the open marketplace. As of September 30, 2014 Ingram has purchased approximately $18.0 million of textbooks during the initial period.

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

Our Digital Offerings Business

Our digital offerings for students include the Student Hub, our connected learning platform, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, which we offer as a rental-equivalent solution and for free for students awaiting the arrival of their print textbook rental, online tutoring, our Chegg Study service, College Admissions, Career Counseling, Scholarship Services, and internship services. Commissions earned through our Ingram partnership are included within the digital offering business. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Adobe, Microsoft, Red Bull and Serve from American Express, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students, and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. While none of our digital offerings individually has amounted to more than 10% of our net revenues to date, in the aggregate these offerings amounted to 32% and 28% of net revenues during the three and nine months ended September 30, 2014, respectively, up from less than 1% in 2010.

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

Results of Operations

The following table summarizes our historical consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$81,532	$61,587	$220,417	$178,459
Cost of revenues (1)	68,281	58,425	172,362	137,486

Gross profit	13,251	3,162	48,055	40,973

Operating expenses(1):
Technology and development	13,490	9,999	36,999	29,351
Sales and marketing	23,453	14,223	53,297	36,645
General and administrative	10,986	6,247	31,480	20,530
Gain on liquidation of textbooks	(2,044)	(2,403)	(5,844)	(3,012)
Total operating expenses	45,885	28,066	115,932	83,514
Loss from operations	(32,634)	(24,904)	(67,877)	(42,541)
Interest and other income (expense), net	474	(4,146)	562	(7,350)
Loss before provision for (benefit from) income taxes	(32,160)	(29,050)	(67,315)	(49,891)

Provision for (benefit from) income taxes	281	205	(869)	542
Net loss	$(32,441)	$(29,255)	$(66,446)	$(50,433)

(1) Includes stock-based compensation expense as follows:
Cost of revenues	$160	$126	$472	$422
Technology and development	3,235	1,530	8,252	4,874
Sales and marketing	4,476	564	8,071	2,063
General and administrative	3,923	1,637	10,410	4,529
Total stock-based compensation expense	$11,794	$3,857	$27,205	$11,888

The following table summarizes our historical condensed consolidated statements of operations data as a percentage of net revenues for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of revenues	84	95	78	77

Gross profit	16	5	22	23

Operating expenses:
Technology and development	17	16	17	16
Sales and marketing	29	23	24	21
General and administrative	12	10	14	12
Gain on liquidation of textbooks	(3)	(4)	(3)	(2)
Total operating expenses	55	45	52	47
Loss from operations	(39)	(40)	(30)	(24)
Interest and other income (expense), net	—	(6)	—	(4)
Loss before provision for (benefit from) income taxes	(39)	(47)	(31)	(28)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(39)%	(47)%	(31)%	(28)%

Three and Nine Months Ended September 30, 2014 and 2013

Net Revenues

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Print textbooks	$55,296	$48,568	$6,728	14%
Digital offerings	26,236	13,019	13,217	102
Net revenues	$81,532	$61,587	$19,945	32%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Print textbooks	$157,717	$142,611	$15,106	11%
Digital offerings	62,700	35,848	26,852	75
Net revenues	$220,417	$178,459	$41,958	24%

Net revenues in the three months ended September 30, 2014 increased $19.9 million, or 32%, compared to the same period during 2013 as a result of an increase in our digital offerings of 102% primarily from growth in new memberships of our Chegg Study service, an increase in eTextbook volumes, growth in our enrollment marketing services, revenues from our new product lines, including Chegg Deals and tutoring, and our partnership with Ingram. Digital offerings represented 32% and 21% of net revenues during the three months ended September 30, 2014 and 2013, respectively. Revenue from print textbooks increased $6.7 million in the three months ended September 30, 2014 as compared to the same period last year as a result of higher rental units and sales of textbooks during our peak rush period.

Net revenue in the nine months ended September 30, 2014 increased $42.0 million, or 24%, compared to the same period during 2013 as a result of an increase in our digital offerings of 75% primarily from growth in new memberships of our Chegg Study service, an increase in eTextbook volumes, growth in our enrollment marketing services, revenues from our new product lines, including Chegg Deals and tutoring, and our partnership with Ingram. Digital offerings represented 28% and 20% of net revenues during the nine months ended September 30, 2014 and 2013, respectively. Revenue from print textbooks increased $15.1 million in the nine months ended September 30, 2014 as compared to the same period last year as a result of higher rental units and sales of textbooks.

We anticipate that our digital offerings will continue to grow at a rate greater than our overall revenue growth in future periods.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Cost of revenues(1)	$68,281	$58,425	$9,856	17%

(1) Includes stock-based compensation expense	$160	$126	$34	27%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Cost of revenues(1)	$172,362	$137,486	$34,876	25%

(1) Includes stock-based compensation expense	$472	$422	$50	12%

Cost of revenues in the three months ended September 30, 2014 increased $9.9 million, or 17%, compared to the same period during 2013. The increase in absolute dollars and the decrease as a percentage of revenues for the three months ended September 30, 2014 was primarily due to an increase in, textbook depreciation of $1.6 million, write-offs and reserves related to our textbook library of $2.3 million the cost of digital content of $1.0 million, and higher warehouse personnel costs of $0.4 million. The cost of digital content increased during the three months ended September 30, 2014 due to our expansion of digital content solutions made available to students. In addition we experienced an increase in the cost of textbooks purchased of $8.7 million, which was primarily driven by increased unit shipments. These increases were partially offset by lower order fulfillment costs of $4.3 million, which is comprised of shipping and handling expenses, as well as e-textbook fees paid to our publishers. Order fulfillment costs have decreased in the three months ended September 30, 2014 as compared to the same period in the prior year due to lower per unit charges.

Cost of revenues in the nine months ended September 30, 2014 increased $34.9 million, or 25%, compared to the same period during 2013. The increase in absolute dollars and as a percentage of revenues for the nine months ended September 30, 2014 was primarily due to an increase in textbook depreciation of $8.9 million, write-offs and reserves related to our textbook library of $6.8 million the cost of digital content of $2.9 million, and higher warehouse personnel costs of $1.7 million to cover higher volumes during this rush period, offset by full time employees salaries which decreased $0.5 million. The costs of digital content increased during the nine months ended September 30, 2014 due to our expansion of digital content solutions made available to students. In addition we experienced an increase in the cost of textbooks purchased of $15.0 million, which was primarily driven by increased unit shipments.

Operating Expenses

The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Technology and development(1)	$13,490	$9,999	$3,491	35%
Sales and marketing(1)	23,453	14,223	9,230	65
General and administrative(1)	10,986	6,247	4,739	76
Gain on liquidation of textbooks	(2,044)	(2,403)	359	(15)
	$45,885	$28,066	$17,819	63%

(1) Includes stock-based compensation expense of:
Technology and development	$3,235	$1,530	$1,705	111%
Sales and marketing	4,476	564	3,912	n/m
General and administrative	3,923	1,637	2,286	140
Stock-based compensation expense	$11,634	$3,731	$7,903	212%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Technology and development(1)	$36,999	$29,351	$7,648	26%
Sales and marketing(1)	53,297	36,645	16,652	45
General and administrative(1)	31,480	20,530	10,950	53
Gain on liquidation of textbooks	(5,844)	(3,012)	(2,832)	94
	$115,932	$83,514	$32,418	39%

(1) Includes stock-based compensation expense of:
Technology and development	$8,252	$4,874	$3,378	69%
Sales and marketing	8,071	2,063	6,008	n/m
General and administrative	10,410	4,529	5,881	130
Stock-based compensation expense	$26,733	$11,466	$15,267	133%

_______________________

n/m – Not meaningful

Technology and Development

Technology and development expenses during the three months ended September 30, 2014 increased $3.5 million, or 35%, compared to the three months ended September 30, 2013. During the three months ended September 30, 2014 our employee-related expenses and stock-based compensation expenses increased $0.9 million and $1.7 million, respectively, compared to the same period in 2013. Stock-based compensation expense increased primarily due to expense associated with restricted stock units (RSUs) for which there was no expense prior to our IPO.  In addition, we experienced an increase in outside services of $1.0 million.  Technology and development as a percentage of net revenues was 17% of net revenues in the three months ended September 30, 2014 compared to 16% of net revenues in the three months ended September 30, 2013.

Technology and development expenses during the nine months ended September 30, 2014 increased $7.6 million, or 26%, compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014 our employee-related expenses and stock-based compensation expenses increased by $2.4 million and $3.4 million, respectively, compared to the same period in the prior year. Stock-based compensation expense increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO.  In addition, we experienced an increase in web hosting costs of $1.2 million and outside services of $1.7 million.  Technology and development as a percentage of net revenues was 17% and 16% of net revenues in each of the nine month periods ended September 30, 2014 and 2013, respectively.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2014 increased by $9.2 million, or 65%, compared to the three months ended September 30, 2013. The increase in absolute dollars and as a percentage of revenues is primarily attributable to an increase in advertising and marketing expenses of $0.9 million as a result of search engine marketing to increase customer acquisition and online or social media marketing during the period compared to the three months ended September 30, 2013. In addition, during the three months ended September 30, 2014 our employee-related expenses and stock-based compensation increased $2.9 million and $3.9 million, respectively, compared to the same period in the prior year.  The increase in employee related expenses increased primarily due to a higher average headcount and acquisition related retention bonuses and stock-based compensation increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO. Amortization of our intangibles increased $0.8 million related to our acquisitions made in the second quarter of 2014. Sales and marketing expenses as a percentage of net revenues increased to 29% during the three months ended September 30, 2014 compared to 23% of net revenues during the three months ended September 30, 2013.

Sales and marketing expenses during the nine months ended September 30, 2014 increased by $16.7 million, or 45%, compared to the nine months ended September 30, 2013. The increase in absolute dollars and as a percentage of revenues is primarily attributable to an increase in advertising and marketing expenses of $2.9 million as a result of search engine marketing to increase customer acquisition and online or social media marketing during the period compared to the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2014 our employee-related expenses and stock-based compensation increased $6.0 million and $6.0 million, respectively, compared to the same period in the prior year. The increase in employee related expenses increased primarily due to a higher average headcount and stock-based compensation increased primarily due to expense associated with RSUs for which there was no expense prior to our IPO. Sales and marketing expenses as a percentage of net revenues increased 24% during the nine months ended September 30, 2014 compared to 21% of net revenues during the nine months ended September 30, 2013.

General and Administrative

General and administrative expenses in the three months ended September 30, 2014 increased $4.7 million, or 76%, compared to the three months ended September 30, 2013. The increase in absolute dollars and as a percentage of net revenues was due to an increase in stock-based compensation expense of $2.3 million primarily due to expense associated with RSUs which did not incur expense prior to our IPO.   In addition, employee-related and benefit expenses, audit and legal fees, and insurance increased by $2.5 million, as a result of Chegg now being a publicly traded company. General and administrative expenses as a percentage of net revenues increased to 12% during the three months ended September 30, 2014 compared to 10% of net revenues during the three months ended September 30, 2013.

General and administrative expenses in the nine months ended September 30, 2014 increased $11.0 million, or 53%, compared to the nine months ended September 30, 2013. The increase in absolute dollars and as a percentage of net revenues was due to an increase in stock-based compensation expense of $5.9 million primarily due to expense associated with RSUs which did not incur expense prior to our IPO.   Our employee-related and benefit expenses, audit and legal fees, insurance, and professional and other fees increased by $5.2 million, as a result of Chegg now being a publicly traded company. General and administrative expenses as a percentage of net revenues increased to 14% during the nine months ended September 30, 2014 compared to 12% of net revenues during the nine months ended September 30, 2013.

Gain on Liquidation of Textbooks

In the three months ended September 30, 2014 and 2013, we had a net gain on liquidations of $2.0 million and $2.4 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

In the nine months ended September 30, 2014 and 2013, we had a net gain on liquidations of $5.8 million and $3.0 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net, for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Interest expense, net	$(67)	$(1,306)	$1,239	(95)%
Other income (expense), net	541	(2,840)	3,381	(119)
Total interest and other income (expense), net	$474	$(4,146)	$4,620	(111)%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Interest expense, net	$(255)	$(3,662)	$3,407	(93)%
Other income (expense), net	817	(3,688)	4,505	(122)
Total interest and other income (expense), net	$562	$(7,350)	$7,912	(108)%

Interest expense, net decreased by $1.2 million during the three months ended September 30, 2014 and $3.4 million during the nine months ended September 30, 2014 primarily due to the pay-off of our outstanding loan balance in 2013.

Other income (expense), net was a net income during the three and nine months ended September 30, 2014 primarily due to the interest earned on our investments compared to a net expense during the three and nine months ended September 30, 2013 which resulted from an increase in the fair value of our preferred stock warrants prior to their conversion into common stock warrants.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Provision from income taxes	$281	$205	$76	37%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Provision from (benefit for) income taxes	$(869)	$542	$(1,411)	n/m

_____________________

n/m – Not meaningful

We recorded an income tax provision of approximately $0.3 million and an income tax benefit of $0.9 million for the three and nine months ended September 30, 2014, respectively and an income tax provision of $0.2 million and $0.5 million, for the three and nine months ended September 30, 2013, respectively. The income tax provision in the three months ended September 30, 2014 was the result of state and foreign income taxes. The income tax benefit of $0.9 million in the nine months ended September 30, 2014 was primarily the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income taxes. The income tax expense in the three and nine months ended September 30, 2013 was due to state and foreign income tax expense.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity were cash, cash equivalents and investments totaling $97.3 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, U.S. government treasuries and money market funds. We have $40.0 million available for draw down under our Revolving Credit Facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, which expires in August 2016. As of September 30, 2014, we were in compliance with all financial covenants.

Our print textbook business is highly capital intensive, and we typically use cash for our investing activities while we generate positive cash flows from operations. We capitalize the investment in our print textbook library and depreciate the value of our textbooks over their useful life as cost of revenues. During the nine months ended September 30, 2014 and 2013, our investment in print textbooks, net of proceeds from textbook liquidations, was $59.3 million and $75.9 million, respectively. To the extent our business continues to grow, or as new textbook versions are published, we anticipate we will continue to purchase additional textbooks, resulting in a use of cash from investing activities. As of September 30, 2014, we have incurred cumulative losses of $271.6 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

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

The following table sets forth our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$68,002	$72,141
Net cash used in investing activities	(89,907)	(81,141)
Net cash (used in) provided by financing activities	(1,773)	3,897

Cash Flows from Operating Activities

Although we incurred net losses during the nine months ended September 30, 2014 and 2013, we generated positive cash flows from operating activities, which was primarily the result of our increased textbook and digital offerings revenue. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, and our accounts payable are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and stock-based compensation expense. During the nine months ended September 30, 2014 and 2013, our non-cash operating expenses and changes in operating assets and liabilities more than offset our net loss.

Net cash provided by operating activities during the nine months ended September 30, 2014 was $68.0 million. However, we incurred a net loss of $66.4 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $54.2 million, other depreciation and amortization expense of $7.8 million, stock-based compensation expense of $27.2 million and loss from write-offs of textbooks of $10.1 million.

Net cash provided by operating activities in the nine months ended September 30, 2013 was $72.1 million. Although we incurred a net loss of $50.4 million, our net loss was more than offset by a $52.1 million increase in deferred revenue and significant non-cash operating expenses, including textbook library depreciation expense of $45.3 million, other depreciation and amortization expense of $9.6 million, stock-based compensation expense of $11.9 million and loss from write-offs of textbooks of $3.3 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the acquisition of businesses, purchase of textbooks, investments and property and equipment, offset by proceeds from the sale or maturity of investments and the proceeds from the liquidation of textbooks. Net cash used in investing activities during the nine months ended September 30, 2014 was $90.0 million and was primarily used for the acquisition of businesses of $43.9 million, purchases of textbooks of $99.5 million, purchases of investments of $63.9 million and purchases of property and equipment of $3.8 million, partially offset by proceeds from the sale or maturity of investments of $80.9 million and proceeds from the liquidation of textbooks of $40.2 million.

Net cash used in investing activities in the nine months ended September 30, 2013 was $81.1 million and was primarily used for purchases of textbooks of $108.5 million and purchases of property and equipment of $5.2 million, partially offset by proceeds from liquidation of textbooks of $32.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2014 was $1.8 million and was primarily related to the payment of $3.8 million in taxes related to the net share settlement of RSUs which became fully vested during the period off set by the issuance of common stock from our 2013 ESPP and proceeds from the exercise of stock options totaling $2.0 million.

Net cash provided by financing activities in the nine months ended September 30, 2013 was $3.9 million and was related to proceeds from the exercise of stock options and net proceeds from the issuance of long-term debt.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Through September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2014, compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued using similar rates for the two years under audit. We appealed to the Commonwealth of Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and on June 17, 2014 the court held in abeyance our motion to appeal. On October 29, 2014 the Franklin Circuit Court in Kentucky issued its opinion and order in Chegg's challenge in the Kentucky Board of Tax Appeals decision regarding Chegg's property tax assessment. The Circuit Court ruling reversed the Board of Tax Appeal's decision setting aside the Kentucky Department of Revenue's tax assessments against Chegg and further vacated all penalties and interest. The Kentucky Department of Revenue has 30 days to file an appeal to the Circuit Court ruling. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. Since July 2010, we have expanded our free and paid offerings, in many instances through the acquisition of other companies, to include digital textbooks (eTextbooks), supplemental materials in digital and print form, multiplatform eTextbook Reader software, Chegg Study, on-line tutoring, College Admissions and Scholarship Services, purchases of used textbooks, internships, careers, college counseling, on-campus advertising, enrollment marketing services and brand advertising. We cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

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

You should consider our business and prospects in light of the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

—	execute on our relatively new, evolving and unproven business model;
—	develop new products and services, both independently and with developers or other third parties;
—	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;
—	attract and retain colleges, universities and other academic institutions, which we refer to collectively as “colleges,” and brands to our marketing services;
—	manage the growth of our business, including increasing or unforeseen expenses;
—	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;
—	compete with companies that offer similar services or products;
—	expand into adjacent markets;
—	develop a profitable business model and pricing strategy;
—	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our innovative business;
—	maintain relationships with strategic partners, including publishers, wholesalers, distributors, colleges and brands;
—	integrate and realize synergies of businesses that we acquire; and
—	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended September 30, 2014 and 2013 were $32.4 million and $29.3 million, respectively and for the nine months ended September 30, 2014 and 2013 our net losses were $66.4 million and $50.4 million, respectively. As of September 30, 2014, we had an accumulated deficit of $271.6 million. We expect to make significant investments in the development and expansion of our business and anticipate that our cost of revenues and operating expenses will increase. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. For example, we may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the three and nine months ended September 30, 2014, this business accounted for 68% and 71% of our revenue, respectively. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. In part to address the highly capital intensive nature of the print textbook rental business, we recently entered into an agreement whereby a third party will own and provide the fulfillment services for a portion of the books that we rent for an initial period of eight months. This program may not be successful or the third party may not elect to extend the program beyond the initial period.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our platform may decline or fluctuate because of several factors, including:

—	our ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;
—	our ability to accurately forecast and respond to student demand for textbooks;
—	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;
—	the quality and prices of the digital offerings that we offer to students compared to those of our competitors;
—	our ability to engage high school students with our College Admissions, College Counseling and Scholarship Services;
—	changes in student spending levels;
—	the effectiveness of our sales and marketing efforts;
—	our ability to introduce new products and services that are favorably received by students; and
—	the rate of adoption of eTextbooks and our ability to capture a significant share of that market.

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

Our ability to attract and retain students and increase their engagement with our platform depends on our ability to connect them with the product, person or service they need to save time, save money and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, we acquired our tutoring service in the acquisition of InstaEDU in June 2014 and our internships service in the acquisition of Internships.com in October 2014. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and services and other initiatives to generate revenue, but there is no guarantee these approaches will be successful. Acquisitions of new companies and products creates integration risk, while development of new products and services and enhancements to existing products and services involves significant time, labor and expense and is subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

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
—

convert and fully integrate the brands and students that we acquire, including the Zinch brand and the students who use Zinch.com, the InstaEDU brand and the students who use InstaEDU.com, the Internships.com brand and the students who use Internships.com and the Campus Special brand, into the Chegg brand and Chegg.com.

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

Acquired companies can be complex and time consuming to integrate. For example, we have recently expanded into online tutoring, student deals and food ordering, and internships with the acquisitions of Interships.com in October 2014, InstaEDU in June 2014 and Campus Special in April 2014. We are currently in the process of transitioning the InstaEDU, Campus Special, Internships.com and Zinch users to the Chegg platform and integrating these brands into Chegg. We may not successfully transition these users to the Chegg platform.

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

—	our ability to successfully utilize the Student Graph to target sales of complementary products and services;

—	changes by our competitors to their product and service offerings;
—	price competition and our ability to react appropriately to such competition;
—	our ability to manage our textbook library;
—	our ability to partner and integrate with third-party fulfillment services to facilitate our transition to digital content;
—	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;
—	the effectiveness of our shipping center and those of our partners, particularly in peak periods;
—	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
—	our ability to successfully manage the integration of operations and technology resulting from acquisitions;
—	governmental regulation and taxation policies; and
—	general economic conditions and economic conditions specific to higher education.

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

—

Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follet and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price and could be adversely affected if our competitors, some of whom are substantially larger than us and have greater financial resources, adopt, or continue with aggressive pricing strategies. Our eTextbook business competes on price, selection and the functionality and the compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to the other digital offerings that we offer to students, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other smaller tutorial services, job boards, and other online career guidance services.

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

We rely on computer systems housed in two facilities, one located on the East Coast and one located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a live fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process could still result in service interruptions. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. For example, our operations in Visakhapatnam, India were disrupted for several days following the landfall of cyclone Hudhud in October 2014. Our facilities also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, theft or alteration of, the content and data contained on our systems. We also rely on systems and infrastructure of the Internet to operate our business and provide our services. Interruptions in our own systems or in the infrastructure of the Internet could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

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

We expect a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize independent contractors and temporary personnel to supplement our workforce primarily in our warehouse and student advocacy organizations. Competition for qualified personnel has historically been intense, and we may be unable to adequately staff our warehouse and student advocacy organizations during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship a book, which could lead to customer dissatisfaction, and the amount of time required to process a rental return, which could result in us purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that we rely on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenue.

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

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we could be required to write-off excess print textbooks for which the rental demand has eroded. Further, our sale of used print textbooks represents a substantial source of cash from investing activities, and a substantial diminution on the value of these assets due to a shift in demand toward digital, or any other reason, could materially and adversely affect our financial condition. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, our capital requirements over the long term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility, the ability to distribute a larger library of eTextbooks compared to print textbooks and lower cost of revenues.

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

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services without advertising to students, such as our Internships service that require investment by us, in order to promote a more comprehensive solution. As part of our College Admissions, Career Counseling, and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date and we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, which we funded with one percent of the net proceeds from our IPO in November 2013. Our philosophy of putting the student first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

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

Our business may be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing educational institutions affect our business. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information. This act does not apply to general audience Internet websites but it is not clear how this Act will be interpreted and the breadth of services that will be restricted by it. Other states may adopt similar statutes. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet particularly for educational services, including laws limiting the content that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of on-line, social media companies. Similar actions may also impact us directly, particularly because high school students who use our College Admissions, College Counseling and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although, our services are not directed to children under 13, the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We maintain personal data regarding students who use our platform, including names and, in many cases, mailing addresses. We take measures to protect against unauthorized intrusion into our student users’ data. If, despite these measures, we or our payment processing services experience any unauthorized intrusion into our student users’ data, current and potential student users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business could be adversely affected. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. We may experience some loss from these fraudulent transactions. As an example, we discovered in 2014 that certain individuals fraudulently obtained several thousand textbooks from us. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions would harm our business and results of operations.

If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students, our results of operations could be adversely affected.

As a publisher and distributor of online content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. We also may face potential liability for content uploaded by students in connection with our community-related content. If we become liable, then our business may suffer. Third parties may initiate litigation against us without warning. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we are unable to resolve such disputes, litigation may result. Litigation to defend these claims could be costly and harm our results of operations. We cannot assure you that we are adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

In addition, the Digital Millennium Copyright Act (DMCA) has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights, provided we comply with the strict statutory requirements of this Act. The interpretations of the statutory requirements of the DMCA are constantly being modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the laws pertaining to this Act change, we may be subject to potential liability for caching or hosting, or for listing or linking to, third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2014, we had four patents and 35 patent applications pending, primarily in the United States and ten patents pending internationally. We own five U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Campus Special,” “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 350 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights, and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed to the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which we appealed to the Franklin Circuit Court in Kentucky in February 2014 (see discussion above under Part II Item I “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or subscription transactions; because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain, and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 of the Code and comparable state tax laws. We may experience ownership changes in the future as a result of future issuances and other transactions of our stock. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through September 30, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our directors, executive officers and holders of 5% of more of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 59.8% of our outstanding capital stock as of September 30, 2014 (including shares issuable upon settlement of restricted stock units held by the respective person or group that will vest within 60 days of that date and options exercisable by those holders within 60 days of that date). As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 12, 2013, the SEC declared our registration statement on Form S-1 (File No. 333-190616) effective for initial public offering (IPO). As previously disclosed in our Annual Report on Form 10-K, we received net proceeds of approximately $162.9 million and had $138.3 million of cash and investments remaining as of December 31, 2013. During the nine months ended September 30, 2014, (i) we used $14.0 million to acquire Campus Special, $31.1 million to acquire InstaEDU and $0.5 million to acquire Bookstep, (ii) we made payments of taxes related to the net share settlement of RSUs, and (iii) we used cash for working capital purposes. The remaining $78.3 million is invested in short-term and long-term investment grade securities and cash equivalents held for working capital purposes. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 13, 2013 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
Date: November 7, 2014	By:	/s/ Andrew Brown
Andrew Brown
Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

**

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.