Form 10-K
period 2014-12-31
CHEGG, INC
filed 2015-03-06
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-36180

CHEGG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3237489
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3990 Freedom Circle
Santa Clara, CA, 95054
(Address of principal executive offices)
(408) 855-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

•
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

•
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•
As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, there were 83,644,883 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014, was approximately $523,548,622. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

•	As of February 27, 2015, the Registrant had 84,501,198 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2014.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.
“Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” "internships.com" “Zinch” and “#1 in Textbook Rentals” are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plans to,” "if," "future," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. This means we help students find the right school to accomplish their goals, get better grades and test scores while in school, and gain valuable skills to help them enter the workforce. By helping students learn more in less time and at a lower cost, we are improving the overall return on investment in education. During 2014, nearly 7.5 million students turned to Chegg to save time, save money and get smarter.

In 2014 we matched approximately 5.0 million domestic and international students with colleges and universities and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money, and get smarter. We offer an extensive print textbook and eTextbook library for rent and sale, in part through our strategic partnership with Ingram Content Group (Ingram), which we originally announced in August 2014 and announced plans to expand in February 2015. We expect the planned expansion of our partnership with Ingram to allow us to focus exclusively on our digital offerings by 2017. In 2014, we delivered over 6.1 million textbooks and eTextbooks, and over 1.0 million students subscribed to our digital services, such as our Chegg Study service, which provides Textbook Solutions and Q&A, to get help with their homework. When students are really stuck, they can reach a live tutor online, anytime, anywhere. To date, our tutors have delivered over 10.9 million minutes of help, charged by the minute. Finally, we provide access to over 190,000 internships to help students gain skills which are critical to securing their first job.

To deliver these services, we partner with several third parties. We work with over 750 colleges who rely on us to help shape their incoming classes. During 2014, we sourced print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large and growing network of students and professionals who leverage our platform to tutor in their spare time. More than 65,000 employers leverage our platform to post their internships. In addition, because we have a large student audience, local and national brands partner with us to reach the college and high school demographic.

Our Offering

We offer products and services that help students throughout the lifecycle, from choosing a college through graduation and beyond. We are increasingly expanding our offerings at each stage of a student's lifecycle, both for students and for third parties that share in our vision to put students first.

Enrollment

College Admissions and Scholarship Services. Our College Admissions and Scholarship Services allow high school students to highlight their interests, passions and personalities in a way that transcripts and standardized tests do not. During 2014, we received 11.7 million inquiries from students using our College Admissions and Scholarship Services. Our goal is to connect high school students to the “best fit” educational and scholarship opportunities at colleges. We strive to present relevant matches for each student, and, in the process, reduce stress, time and costs, while improving student satisfaction and graduation rates. On Chegg.com, we have begun to connect community and junior college students with “best fit” possibilities to transfer to four-year colleges based on their profile information, and we have also begun to connect college students with graduate school opportunities. If a student expresses an interest in a college, her profile matches the expressed interest of a college, or our matching technology determines she might be a fit with a college in our network, we offer the student an opportunity to connect with that college. Students in high school or college can use our “Scholarship Match” tool to create a profile, which includes information such as their high school, GPA, intended major, demographic background, college preferences and areas of interest. Based on this information, our tool can connect these students with scholarship opportunities based on their profiles from a total database of more than $1.0 billion in scholarship and merit aid awards.

Enrollment Marketing Services. We provide approximately 750 colleges with admission and transfer support through our enrollment marketing services, delivering 5.0 million paid inquiries for interested students during 2014. Using the information from the college-bound high school students who fill out a profile using our College Admissions and Scholarship Services and from our affiliate network, we provide colleges with potential candidates and help them attract and shape their classes much more cost effectively. The inquiries can be based either on students’ expressed preference for a particular college or matching students’ general preferences with college profiles. We only provide student contact information to colleges after the student has agreed to be referred. Colleges pay for these services on a per-student basis or on a subscription fee basis. For colleges, we help significantly reduce the costs of recruiting and support enrollment and retention rates. Rather than spending hundreds or thousands of dollars per enrollment, colleges that use our enrollment marketing services can realize recruiting costs of generally less than $100 per student enrolled through our enrollment marketing services, and we believe they are better able to shape their incoming class, reducing transfers and drop-outs by using our services.

College

Print Textbooks. Most of our print textbook transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, in which Ingram fulfills portions of our print textbook rentals and sales, and in February 2015 we announced plans to expand this partnership. We offer a compelling value proposition to students as our rental price is significantly lower than the purchase price of a new or used book, which are also fulfilled through our strategic partnership with Ingram whereby Ingram fulfills certain print textbook transactions. Orders are shipped to students in a distinctive orange Chegg box that typically arrives within three business days. We expect the expanded partnership with Ingram to allow us to shorten the average book delivery time for students. At the end of the academic term, students are able to return a rented textbook in this same box for free. We also offer “Instant Access” to eTextbooks with participating publishers, which is a one-week free trial of our eTextbook service, allowing the student to access the eTextbook while the print copy is in transit. Our data shows students value this service and find it a great way to learn more about the eTextbook experience.

eTextbooks. All eTextbooks obtained from Chegg are accessed through our proprietary HTML5-web-based eTextbook Reader. Our eTextbook Reader provides students with access to eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere a student is connected to the Internet and giving students the ability to save a portion of the book for offline access. Our eTextbook Reader enables fast and easy navigation, keyword search and the ability to highlight text, take notes and preserve those notes in an online notepad with persistence of highlighting and notes across platforms. During 2014, we rented or sold over 6.1 million print textbooks and eTextbooks.

Supplemental Materials. In addition to textbooks, we offer students access to other materials from publishers, professors, students and subject matter experts. This includes related materials like study guides, lab manuals or digital services provided by publishers, commonly known as “Whole Course Solutions” or “Integrated Learning Systems.” We tailor our merchandising of these materials based on the student’s core textbook.

Chegg Study. Our Chegg Study service helps students master challenging concepts on their own. For high demand print and electronic textbooks, primarily in the sciences, technology, engineering, math statistics, business and economic subjects, we offer “Textbook Solutions,” which are step-by-step answers to the questions at the end of each chapter in a student’s textbook. For other questions, we offer our Q&A service, where a student can ask a question on our website and our community of users or full-time subject matter experts will provide detailed answers. For many questions, Chegg has already created an archive of responses that students can immediately pull from. These services are available on our website and via mobile devices, via native application and mobile web.

Tutoring. Complementing our other study tools, we have added live tutors to the Chegg platform. Students can access help online, anytime, anywhere either synchronously and asynchronously. Instead of paying for expensive, offline tutors that require scheduling and travel time, students can come to Chegg to find highly rated tutors whenever they are stuck and pay as little as $0.50 per minute. Our tutors are qualified to help students with a wide range of topics, including history, foreign languages, English literature, science, technology, engineering, math and business, along with test prep and a variety of other highly-requested subjects. Students can subscribe to weekly or monthly packages, or choose to use the service on a pay-as-you-go basis.

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

Career

Internships. Internships are the most effective way for students to gain work experience before graduation. In a recent survey, four out of five companies that responded offered full-time jobs to interns. Our internships marketplace connects students to over 190,000 internships with more than 65,000 employers across the country. Students search and apply for internships directly through our website. Students can upload their resume to be matched by us to internship opportunities. Employers can post their internships and manage the process with our applicant tracking system. We currently offer internships as a free service.

Brand Partnerships

We offer unique and compelling ways for brands with relevant products and services to reach and engage high school and college students at important and memorable transition points in their lives, such as preparing for college, preparing for back-to-school or as they approach graduation and prepare for a career or graduate school. We work closely with brands to integrate their services and products with ours. Our brand advertising services include digital advertising on our platform, product samples, white label integrations, discounts and other promotions shipped directly to students in our distinctive orange Chegg boxes and experiential offerings that may include, for example, on-campus events, sponsorships and other brand ambassador work. For the year ended December 31, 2014, we had advertising contracts with approximately 68 consumer brands and relationships with thousands of local merchants.

Technology and Platform Integration

Our technology is designed to create a connected learning platform that is built to enable our future growth at scale. We employ technological innovations whenever possible to increase efficiency and scale in our business. Our products rely upon and leverage the information underlying the Student Graph discussed in more detail below. We will continue to invest in building technologies around our data, search and solutions. The key elements of our technology platform are:

Personalization and Merchandising Technology. We create a personalized experience for each student throughout our platform, building awareness of our multiple services and also connecting them with opportunities through third-party partners and brands. We are able to accomplish this personalization and customization as a result of the Student Graph and our search technology.

Student Graph. Our Student Graph is the accumulation of the collective activity of students in our network. Students provide us information each time they engage with our platform. The Student Graph also includes information we access from public and private sources to integrate into our platform such as textbook information, information about colleges and scholarship data. We are able to collect, organize and process this information to algorithmically create a personalized homepage for each student on our network. The Academic Profile is the individualized manifestation of the Student Graph. We plan to launch a public-facing version of the Academic Profile that is editable by the student for personal branding and reputation building, which will also have the benefit of contributing additional information to the Student Graph.

Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Most students come to us for textbook rentals, and in our search results we not only provide the relevant textbooks, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we may display a free Chegg Study offer where we have Textbook Solutions for that textbook. We also provide personalized search results based on information in the Student Graph and the student’s Academic Profile.

Data Sourcing and Graph Technology. Not all information relevant to students on our platform is made available by service, product, list or user-input. Therefore, we have established a means to collect disparate, distributed sets of data via proprietary technology. For example, we access data from public and private sources to integrate into our platform to inform our decisions about our textbook catalog and pricing.

Mobile Solutions. We have mobile applications on iOS and Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API) and server-side HTML5. We also maintain a mobile version of our website: m.chegg.com. Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons, Chegg Flashcards and Chegg Textbook Solutions.

Open Platform. We have established a proprietary API layer that enables us to extend our product and service offerings to additional, relevant business partners. Internships.com, which we acquired in 2014, began offering its services through this API layer in December 2013. We have established four other use cases and have applied unique technology to each case, with the aim of providing students with access to relevant products and services beyond those that we have developed or provided on our website, including native mobile apps, hub apps, bridge to third-party tools, an externalizing catalog and Platform-as-a-Service.

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

Customers

In 2014, approximately 3.0 million individuals paid for our services directed at college students up from approximately 2.4 million in 2013 and 2.0 million in 2012. We currently provide enrollment marketing services to approximately 750 colleges, including public colleges and private colleges. We have conducted national campaigns with a number of brands attractive to college and high school students. During 2014, we had advertising contracts with approximately 68 consumer brands and relationships with thousands of local merchants.

Sales and Marketing

Students

We use several major direct marketing channels relevant to students. We deploy search engine optimization, (SEO) techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also use display marketing to drive awareness of our brand and services by running display ads on major online and mobile advertising networks, such as Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large ad network that recruits individual online affiliates in exchange for pre-determined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Twitter and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, resume preparation, transition to college and picking a major.

Through our campus activation programs, we partner with brands to bring entertainment events, such as concerts, trial promotions, on campus ambassadors and product giveaways to students. We also engage students on campus to help them elevate their voice behind timely social issues beyond academics, such as the Student Voice campaign tied to the 2012 presidential election. The Chegg for Good program connects students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date. In May 2013, we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges that may be of interest to them.

Colleges and Brands

We secure contracts with colleges and brands through direct sales by our field sales organization, which sells enrollment marketing services to college admissions offices and brand advertising services to large brand advertisers and advertising agencies seeking to reach and engage college and high school students. This sales organization is comprised of two teams, one focused on colleges and universities, the other on brand marketers and their corresponding advertising agencies. Both teams have field sales people and inside client success managers and share operations and marketing support.

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

Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price. Our eTextbook business competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our other digital offerings, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other tutorial services, job boards, and other online career guidance services.

Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as standardized test providers, radio, television and Internet advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high-quality connections between prospective students and institutions of higher learning we are able to provide as well as on price. We are able to create these connections by providing prospective students with an easy-to-use platform to input their academic information and aspirations, learn about colleges, locate scholarships and financial aid and facilitate and streamline the application process.

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

As of December 31, 2014, we had four patents which will expire in 2032, 35 patent applications pending in the United States and ten patents pending internationally. We own five U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com,” “Zinch,” and “#1 In Textbook Rentals,” among others as well as a variety of service marks. We own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad.

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

The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, which regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the Federal Trade Commission (FTC), has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.

The Telephone Consumer Protection Act of 1991 (TCPA), which restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

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

The Digital Millennium Copyright Act (DMCA), which provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing or linking to third-party content that infringes copyrights of others.

The Communications Decency Act, which provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

Employees

As of December 31, 2014, we had 709 full-time employees. We also engage temporary, seasonal employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Seasonality

Information about seasonality is set forth in the section “-Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading connected learning platform for students to help them save time, save money and get smarter. Beginning in 2010, we made a series of strategic acquisitions to expand our portfolio of digital offerings, including Cramster in 2010 to add our Chegg Study service, Zinch in 2011 to add our College Admissions and Scholarship Services, InstaEDU in 2014 to add our Tutoring service, and internships.com in 2014 to add to our internship service. We completed our IPO in November 2013 and our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.chegg.com when such reports are available on the SEC’s website. We use our www.chegg.com/mediacenter website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor www.chegg.com/mediacenter, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

The risks and uncertainties set forth below, as well as other factors described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry
Our limited operating history makes it difficult to evaluate our current business and future prospects.
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. Since July 2010, we have expanded our free and paid offerings, in many instances through the acquisition of other companies, to include digital textbooks (eTextbooks), supplemental materials in digital and print form, multiplatform eTextbook Reader software, Chegg Study, on-line tutoring, College Admissions and Scholarship Services, purchases of used textbooks, internships, careers, college counseling, enrollment marketing services and brand advertising. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
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
In February 2015, we announced that we plan to expand our strategic partnership with Ingram to allow Ingram to manage the logistical and fulfillment aspects of our textbook rental business so that we can focus on our digital offerings. We expect the transition of our textbook business to take significant time to complete and for the results of the transition to be reflected in our results of operations with the transition completed in 2017. The transition may be disruptive to our operations and may adversely affect our business and results of operations.
We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our relatively new, evolving and unproven business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;

•	attract and retain colleges, universities and other academic institutions and brands to our marketing services;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	develop a profitable business model and pricing strategy;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our innovative business;

•	maintain relationships with strategic partners, including Ingram and other distributors, publishers, wholesalers, colleges and brands;

•	integrate and realize synergies of businesses that we acquire; and

•	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the year ended December 31, 2014, 2013 and 2012 were $64.8 million, $55.9 million and $49.0 million, respectively. As of December 31, 2014, we had an accumulated deficit of $269.9 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. For example, we expect the planned expansion of our partnership with Ingram to allow us to transition substantially all of our revenue to revenue from digital offerings by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the year ended December 31, 2014, 2013 and 2012, this business accounted for 70%, 79% and 87% of our revenue, respectively. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. To address the highly capital intensive nature of the print textbook rental business, we have entered into a non-binding agreement in principle with Ingram to expand our strategic partnerships. We expect to enter into a binding agreement with Ingram, whereby Ingram would provide logistical and fulfillment services for all of the books that we sell by the end of 2016. Our planned partnership with Ingram is subject to significant risks, including that we may not be able to convert the non-binding agreement in principle into a binding definitive agreement for the strategic partnership, the terms of the binding definitive agreement may not be favorable to us, and to the extent that a binding agreement is reached that Ingram may not successfully manage logistical and fulfillment activities for us, the partnership may not be successful or profitable, or we or Ingram may elect to terminate the partnership sooner than anticipated.

The growth of our print textbook rental business is subject to risks as a result of the changes taking place in our business model and also more generally in the publishing industry and the increasing shift towards digital content. To the extent eTextbooks increase in popularity and demand for print textbooks declines, we anticipate that more and more eTextbooks will be published and distributed in the retail market, which could reduce the demand for print textbooks and materially and adversely affect our operating results. For example, publishers have significant flexibility in pricing eTextbooks due to their low production costs and may change their pricing strategies in the future, especially in light of increasing competition in the print textbook market and the rising costs of education. If the retail price of eTextbooks were to be significantly lower than print textbooks, consumers may purchase eTextbooks directly from the publisher or other retailers rather than use our print textbook or eTextbook services. In the short term, this would have a negative effect on our ability to generate revenue from our print textbook business and could result in our inability to achieve financial return targets expected to be set forth in the binding definitive agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. In addition, the transition to eTextbooks will greatly reduce the capital requirements that currently serve as a barrier to entry in the textbook distribution market, may result in increased competition and may require us to make significant changes to our business model.

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

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenue and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur textbook acquisition, shipping, other fulfillment and marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenue is concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential comparison of our financial results may not be meaningful. In addition, a portion of our expenses, such as office space and warehouse facility lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations.. The planned expansion of our Ingram partnership is expected to result in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations to decrease as a result of the transition of our logistical and fulfillment operations to Ingram and for overall operating expenses to be more evenly distributed throughout the year. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our platform may decline or fluctuate because of several factors, including:

•	our ability and our fulfillment partner's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and our fulfillment partner's ability to accurately forecast and respond to student demand for textbooks;

•	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of the digital offerings that we offer to students compared to those of our competitors;

•	our ability to engage high school students with our College Admissions and Scholarship Services;

•	changes in student spending levels;

•	the effectiveness of our sales and marketing efforts;

•	our ability to introduce new products and services that are favorably received by students; and

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market.

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

If we fail to convince colleges and brands of the benefits of advertising on our platform or to use our marketing services, our business could be harmed.

Our business strategy includes increasing our revenue from enrollment marketing services and brand advertising. Colleges and brands may view our connected learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of colleges that use our enrollment marketing services and brands that use our brand advertising, and ultimately to generate advertising and marketing services revenue, depends on a number of factors, including our ability to successfully:

•	compete for advertising and marketing dollars from colleges, brands, online marketing and media companies and advertisers;

•	penetrate the market for student-focused advertising;

•	develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, personal computer and mobile and other connected devices;

•	improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	maintain the retention, growth and engagement of our student user base;

•	manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation;

•	strengthen our brand and increase our presence in media reports and other publicity companies that utilize online platforms for advertising and marketing purposes;

•	create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	manage changes in the way online advertising and marketing services are priced; and

•	weather the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business could be adversely affected.

Our ability to attract and retain students and increase their engagement with our platform depends on our ability to connect them with the product, person or service they need to save time, save money and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, we acquired our tutoring service in the acquisition of InstaEDU in June 2014 and our internships service in the acquisition of Internships.com in October 2014. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and services and other initiatives to generate revenue, but there is no guarantee these approaches will be successful. Acquisitions of new companies and products creates integration risk, while development of new products and services and enhancements to existing products and services involves significant time, labor and expense and is subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected. For example, in 2014 we acquired, but later determined that we would not continue to support or look to expand our print coupon business and as a result, in 2014 recorded an impairment charge of $1.6 million related to the write-off of intangible assets from that acquisition.

If our efforts to build a strong brand are not successful, we may not be able to grow our student user base, which could adversely affect our operating results.

We believe our brand is a key asset of our business. Developing, protecting and enhancing the “Chegg” brand is critical to our ability to expand our student user base and increase student engagement with our platform. A strong brand also helps to counteract the significant student turnover we experience from year to year as students graduate.

To succeed in our efforts to strengthen brand identity, we must, among other activities:

•	maintain our reputation as a trusted source of content and services for students;

•	maintain the quality of and improve our existing products and services;

•	continue to introduce products and services that are favorably received;

•	adapt to changing technologies;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•
convert and fully integrate the brands and students that we acquire, including the InstaEDU brand and the students who use InstaEDU.com, and the Internships.com brand and the students who use Internships.com into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and may not be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our products and services;

•	concern from colleges about the ways students use our content offerings, such as our Q&A service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges; and

•	technical or other problems that prevent us from delivering our products and services in a rapid and reliable manner or that otherwise affect the student experience on our website.

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

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful we may not be able to offset our acquisition costs. Acquisitions may negatively impact our results of operations and involve many risks, including the following:

•	may require us to incur charges and substantial debt or liabilities,

•	may cause adverse tax consequences, substantial depreciation or deferred compensation charges,

•
may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or

•	may give rise to various litigation risks, including the increased likelihood of litigation;

•	we may not generate sufficient financial return to offset acquisition costs;

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

•	we may encounter difficulties in, or may be unable to, successfully sell or otherwise monetize any acquired products and services; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

Acquired companies, business and assets can be complex and time consuming to integrate. For example, we recently expanded into online tutoring with the acquisition of InstaEDU in June 2014 and internships with the acquisition of Interships.com in October 2014. We are currently in the process of transitioning the InstaEDU and Internships.com users to the Chegg platform and integrating these brands into Chegg. We may not successfully transition these users to the Chegg platform.

In addition, we have made, and may make in the future, acquisitions that we later determine are not complementary with our evolving business model. For example, in 2014 we acquired, but later determined that we would not continue to support or look to expand our print coupon business and as a result, in 2014 recorded an impairment charge of $1.6 million related to the write-off of acquired intangible assets.

Litigation arising from claims and lawsuits against companies that we acquire could be time-consuming, costly and detrimental to our reputation. For example, two lawsuits arose from our acquisition of Student of Fortune in September 2011. The first litigation was for copyright infringement for acts that occurred prior to the acquisition date, which we settled in October 2011. The second litigation was for copyright infringement for acts that occurred prior to and following the acquisition date, which we settled in June 2013. We decided to discontinue the Student of Fortune business and shut down the website in August 2013. While these settlements did not have a material impact on our financial condition, we may be subject to similar lawsuits in the future, including in connection with our other services. The outcome of any such lawsuits may not be favorable to us and could have a material adverse effect on our financial condition.

We may pursue additional acquisitions in the future to add specialized employees, complementary companies, products, services or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions we may issue equity, which could be dilutive, or debt, which could be costly and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenue and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

Our operating results are expected to be difficult to predict based on a number of factors.

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract students and increase their engagement with our platform, particularly at the beginning of each academic term;

•	the rate of adoption of our digital offerings;

•
our ability and our fulfillment partner's ability to manage our fulfillment processes to handle significant increases in the number of students and student selections, both in peak periods and resulting in potential growth in the volume of transactions over time;

•	our ability to successfully utilize the Student Graph to target sales of complementary products and services;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability to manage our textbook library;

•	our ability to partner and integrate with third-party fulfillment services to facilitate our transition to digital content;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the effectiveness of our shipping center and those of our partners, particularly in peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to higher education.

We purchase and price textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

Our existing print textbook rental distribution model, which we expect to exit during 2015, requires us to make substantial investments in our textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on these investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of carrying excess or obsolete textbooks. We typically plan our textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in our textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing competition becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize our purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to us in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books to us or return damaged books to us, or if we for any other reason anticipate inaccurately and acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased cost in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and our gross margins would be affected adversely.

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

Our print textbook business is highly capital intensive. Historically, our use of cash to invest in our textbook library has substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, particularly if the investment required to fund our print textbook business is greater than we anticipated or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

Difficulties that could arise from our print textbook fulfillment partnership with Ingram may have an adverse effect on our business and results of operations.

We rely on Ingram to fulfill a portion of our print textbook rentals and sales orders, which we expect to increase in the future. As we continue to focus on reducing the expense and investment necessary to support our print textbook business, we have become increasingly committed to our strategic partnership. We are in the process of negotiating the binding terms of a planned expansion of our strategic partnership and there can be no assurance that such terms will remain acceptable to us or to Ingram. If our continuing relationship with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able perform as anticipated, or we experience problems with the transition of our print textbook‑related logistical and fulfillment activities to Ingram, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business and results of operations and financial condition.

If our relationships with the shipping providers, publishers, wholesalers or distributors that deliver textbooks directly to our students are terminated or impaired, if shipping costs increase or if these vendors are unable to timely deliver textbooks to our students, our business and results of operations could be substantially harmed.

We predominantly rely on United Parcel Service (UPS), to deliver textbooks from our textbook warehouse and to return textbooks to us from our students. To a lesser extent we rely on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill textbook sales orders and liquidations. We are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If the delivery failures or delays or damage rates for our textbooks increase as a result of any such factors, this would increase our cost to deliver textbooks. In addition, if our shipping vendors increased shipping costs for our textbooks, our gross profit could be affected adversely if we elect not to raise our rental rates to offset the increase. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, our ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If our relationships with our shipping vendors are terminated or impaired or if our shipping vendors are unable to deliver merchandise for us, we would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. We may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to us, if at all. If we fail to timely deliver textbooks to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

We face significant competition in each aspect of our business, and we expect such competition to increase, particularly in the market for textbooks.

Our products and services compete for students, colleges and advertisers and we expect such competition to increase, as described below.

•
Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price. Our eTextbook business competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our other digital offerings, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other tutorial services, job boards, and other online career guidance services.

•
Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as standardized test providers, radio, television and Internet advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high quality connections between prospective students and institutions of higher learning we are able to provide as well as on price.

•
Brand Advertising. With respect to brands, we compete with online and offline outlets that generate revenue from advertisers and marketers, especially those that target high school and college students.

Our industry is evolving rapidly and is becoming increasingly competitive. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. For example, a recent Supreme Court decision may make it easier for third parties to import low-cost “gray market” textbooks for resale in the United States, and these textbooks may compete with our offerings. In addition, Follett has partnered with some colleges through its includED program, which allows schools to deliver required course materials directly to students by including them in the cost of college as part of tuition and fees. Such strategic alliances may eliminate our ability to compete favorably with our print textbook rental business because of the added convenience they offer to students, which may result in reduced textbook rentals, loss of market share and reduced revenue. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect our ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to our digital offerings. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

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

We rely on third-party software and service providers, including Amazon Web Services (AWS), to provide systems, storage and services for our website. Any failure or interruption experienced by such third parties could result in the inability of students to use our products and services and result in a loss of revenue.

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

We expect a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable or prevent us or our partner from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize independent contractors and temporary personnel to supplement our workforce primarily in our warehouse and student advocacy organizations. Competition for qualified personnel has historically been intense, and we may be unable to adequately staff our warehouse and student advocacy organizations during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship a book, which could lead to customer dissatisfaction, and the amount of time required to process a rental return, which could result in us purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that we rely on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenue.

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

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we could be required to write-off excess print textbooks for which the rental demand has eroded or make additional payments to Ingram under our strategic partnership agreement. Further, our sale of used print textbooks represents a substantial source of cash from investing activities, and a substantial diminution on the value of these assets due to a shift in demand toward digital, or any other reason, could materially and adversely affect our financial condition. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, capital requirements over the long term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility, the ability to distribute a larger library of eTextbooks compared to print textbooks and lower cost of revenues.

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

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services without advertising to students that require investment by us, such as our Internships service, in order to promote a more comprehensive solution. As part of our College Admissions, and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date and we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, which we funded with one percent of the net proceeds from our IPO in November 2013. Our philosophy of putting the student first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

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

Our failure to comply with the terms of our revolving credit facility could have a material adverse effect on us.

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

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing educational institutions affect our business. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information. This act does not apply to general audience Internet websites but it is not clear how this Act will be interpreted and the breadth of services that will be restricted by it. Other states may adopt similar statutes. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet particularly for educational services, including laws limiting the content that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

While we expect and plan for new laws, regulations and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities, any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet for educational purposes and for our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our digital offerings.

We collect, process, store and use personal information and data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

In the ordinary course of business, and in particular in connection with merchandising our service to students, we collect, process, store and use personal information and data supplied by students. In the future, we may enable students to share their personal information with each other and with third parties and to communicate and share information into and across our platform. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. There are numerous federal, state and local laws regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other user data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

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

As a publisher and distributor of online content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. We also may face potential liability for content uploaded by students in connection with our community-related content. If we become liable, then our business may suffer. Third parties may initiate litigation against us without warning. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we are unable to resolve such disputes, litigation may result. Litigation to defend these claims could be costly and harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

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

We maintain content usage review systems that, through a combination of manual and automated blocks, monitor potentially infringing content of which we become aware. Nevertheless, claims may continue to be brought and threatened against us for negligence, intellectual property infringement, or other theories based on the nature and content of information, its origin and its distribution and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation or our operations. For example, in September 2011, a copyright infringement claim was brought against us in connection with our acquisition of Student of Fortune, which we settled in October 2011. A subsequent copyright infringement claim also related to the Student of Fortune business was brought against us in February 2013, which we settled in June 2013. Separately, we decided to discontinue the Student of Fortune business and shut down the website in August 2013. While these settlements have not had a material impact on our financial condition, we may be subject to similar lawsuits in the future, including in connection with our other services. The outcome of any such lawsuits may not be favorable to us and could have a material adverse effect on our financial condition.

Failure to protect or enforce our intellectual property and other proprietary rights could adversely affect our business and financial results.

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2014, we had four patents and 35 patent applications pending, primarily in the United States and ten patents pending internationally. We own five U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights, and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

Third parties may initiate litigation against us without warning. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by electing to pay royalties or other fees for licenses. If we are forced to defend ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, inability to use our current website or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into licensing agreements, adjust our merchandising or marketing activities or take other action to resolve the claims. These actions, if required, may be unavailable on terms acceptable to us, or may be costly or unavailable. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices, as appropriate, on a timely basis, our reputation or brand, our business and our competitive position may be affected adversely and we may be subject to an injunction or be required to pay or incur substantial damages and/or fees.

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

We currently own over 550 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our compliance with applicable provisions of Section 404 of Sarbanes-Oxley has required, and will continue to require, that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2014, our internal control over financial reporting was effective, we cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we may be required to expend significant time and resources to correct the deficiency and could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an ‘emerging growth company,’ and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

If we are unable to maintain effective internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

We may be subject to greater than anticipated liabilities for income, property, sales and other taxes, and any successful action by federal, state, foreign or other authorities to collect additional taxes could adversely harm our business.

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014. The Kentucky Department of Revenue filed an appeal to the Circuit Court ruling in December 2014 (see discussion below under Item 3 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we are currently under tax audit in India for the 2010-11 fiscal year. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or subscription transactions; because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain, and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

We may not be able to utilize a significant portion of our net operating loss or tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses of approximately $96.9 million and $56.5 million, respectively, which if not utilized will begin to expire in 2028 and 2015 for federal and state purposes, respectively. At December 31, 2014, we also had federal tax credit carryforwards of approximately $2.5 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $2.7 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through February 27, 2015. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•
announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments, such as our recent announcement of our plans to expand our strategic partnership with Ingram;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations; and

•	general economic, political and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, our stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases. In addition, our credit facility contains restrictions on our ability to pay dividends.

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

•	only our board of directors is authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•
our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•	our stockholders cannot act by written consent;

•	our restated bylaws can only be amended by our board of directors or by the approval of the holders of at least two-thirds of our outstanding common stock; and

•	certain provisions of our restated certificate of incorporation can only be amended by the approval of the holders of at least two-thirds of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in February 2019. We have an approximately 611,000 square-foot warehouse in Shepherdsville, Kentucky under a lease that expires in November 2016. We have additional offices in California, Georgia, Illinois, Oregon and Utah in the United States and internationally in India, Israel and China, under leases that expire at varying times between 2015 and 2021. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

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
In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and on June 17, 2014 the court held in abeyance our motion to appeal. On October 29, 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision setting aside the Kentucky Department of Revenue's tax assessments against Chegg and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
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

	High	Low
Year ended December 31, 2014
Fourth quarter	$7.01	$5.76
Third quarter	$7.36	$5.82
Second quarter	$7.81	$5.21
First quarter	$8.31	$6.17

Year ended December 31, 2013
Fourth quarter (from November 13, 2013)	$9.68	$7.49

Stockholders of Record

As of February 27, 2015, there were 111 stockholders of record of our common stock, and the closing price of our common stock was $8.12 per share as reported on the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from November 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Russell 2000 Index. The graph assumes that $100 was invested at the market close on November 13, 2013 in the common stock of Chegg, Inc., the S&P 500 Index and the Russell 2000 Index

and data for the S&P 500 Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Recent Sale of Unregistered Securities

Recent Sale of Unregistered Securities

Campus Special

As part of our acquisition of The Campus Special, LLC and Campus Special Food, LLC, we issued to the former member of those entities an aggregate of 250,000 shares of our common stock. All of the shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under.

Internships.com

As part of our acquisition of internships.com, we issued to CareerArc Group LLC 157,977 shares of our common stock. All of the shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under.

Use of Proceeds from Registered Securities

During the year ended December 31, 2014, (i) we used $10.0 million of the proceeds from our IPO to acquire internships.com, (ii) $31.1 million to acquire InstaEDU, (iii) $14.0 million to acquire Campus Special and (iv) $0.5 million to acquire Bookstep.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

During the fourth quarter ended December 31, 2014, we repurchased the following shares:

Period	Total Number of Shares Repurchased [1]	Average Price Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31	89,075	$11.94	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	—	—	—	—

(1) Shares repurchased as part of an obligation arising from our acquisition of Course Rank in 2010.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$304,834	$255,575	$213,334	$172,018	$148,922
Net loss	(64,758)	(55,850)	(49,043)	(37,601)	(25,980)
Deemed dividend to preferred stockholders (1)	—	(102,557)	—	—	—
Net loss attributable to common stockholders	$(64,758)	$(158,407)	$(49,043)	$(37,601)	$(25,980)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(7.58)	$(4.39)	$(4.45)	$(3.74)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	83,205	20,902	11,183	8,453	6,953
_______________________________
(1) The completion of our IPO resulted in certain accounting effects and cash tax payments related to the issuance of 11,667,254 shares of our common stock in the form of a deemed stock dividend to the holders of our Series D and Series E convertible preferred stock valued at approximately $102.6 million and the share-based compensation expense associated with RSUs that we had granted prior to our IPO that will now vest as a result of the completion of our IPO. These RSUs vest upon satisfaction of both a time-based service component and a performance condition. Satisfaction of the performance condition was contingent upon the completion of our IPO and those RSUs vested on March 15, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$318,127	$327,371	$196,367	$196,333	$210,751
Deferred revenue	24,591	22,804	20,032	12,513	6,930
Debt obligations, current and non-current	—	—	19,386	20,500	29,218
Convertible preferred stock	—	—	207,201	182,218	182,218
Common stock and additional paid-in capital	516,929	479,361	63,088	48,328	17,832
Total stockholders' equity (deficit)	247,043	274,240	(86,127)	(51,894)	(44,789)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “ Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. This means we help students find the right school to accomplish their goals, get better grades and test scores while in school, and gain valuable skills to help them enter the workforce. By helping students learn more in less time and at a lower cost, we are improving the overall return on investment in education. During 2014, nearly 7.5 million students turned to Chegg to save time, save money and get smarter.

In 2014 we matched approximately 5.0 million domestic and international students with colleges and universities and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money, and get smarter. We offer an extensive print textbook and eTextbook library for rent and sale, in part through our strategic partnership with Ingram. In 2014, we delivered over 6.1 million textbooks and eTextbooks, and over 1.0 million students subscribed to our digital services, such as our Chegg Study service, which provides Textbook Solutions and Q&A, that helps students with their homework. When students are really stuck, they can reach a live tutor online, anytime, anywhere. To date, our tutors have delivered over 10.9 million minutes of help, charged by the minute. Finally, we provide access to over 190,000 internships to help students gain skills which are critical to securing their first job.

To deliver to our student services, we partner with a variety of third parties. We work with over 750 colleges who rely on us to help shape their incoming classes. During 2014, we sourced print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large and growing network of students and professionals who leverage our platform to tutor in their spare time. More than 65,000 employers leverage our platform to post their internships. In addition, because we have a large student audience, local and national brands partner with us to reach the college and high school demographic.

During the year ended December 31, 2014, 2013 and 2012, we generated net revenues of $304.8 million, $255.6 million and $213.3 million, respectively, and in the same periods had net losses of $64.8 million, $55.9 million and $49.0 million, respectively. We plan to continue to invest in the long-term growth of the company, particularly further investment in the technology that powers our platform and the Student Graph and in the development of products and services that serve students. In 2014 we completed four acquisitions to expand our digital offerings, including internships.com, InstaEdu, Campus Special and Bookstep. Certain of these acquisitions will allow us to expand our offerings to a wider number of individuals while at the same time growing our core businesses. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

Our strategy for achieving and maintaining profitability is centered upon our ability to become a digital centric business by using our digital offerings to increase student engagement with our connected learning platform. We intend to accelerate the growth of our higher margin digital offering while maintaining our leadership in print textbook rental by expanding our strategic partnership with Ingram. We expect the planned expansion of our partnership with Ingram to allow us to focus exclusively on our digital offerings by 2017, which will allow us to reduce the operating expenses we incur to acquire and maintain a print textbook library. During our transition to digital offerings, we will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. As part of the expanded strategic partnership, we would provide Ingram with extended payment terms in 2015 and 2016 for the purchase of textbooks, before moving to normal payment terms in 2017. To deepen student engagement we plan to continue to invest in the expansion of our digital offerings to provide a more compelling and personalized solution. We believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of higher margin digital offerings, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions from our digital offerings and other factors described in greater detail in “Risk Factors.”

Our Print Textbook Business

With our print textbook business, we purchase textbooks, rent them to students for the academic term at a substantial discount from list price to attract volume and realize return on our investment by renting the same book over multiple academic terms.

Our print textbook rental business is highly capital intensive. We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the year ended December 31, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was $54.7 million. During 2014, Ingram purchased approximately $28.9 million of textbooks.

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

In February 2015, we announced that we expect to enter into an expanded partnership with Ingram such that beginning May 1, 2015, Ingram would be responsible for all new investments in the textbook library required to support our print textbook rental orders. We would continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram would be responsible for funding all new textbook inventory and fulfillment logistics. As a result of this change to our model, we expect to cease making additional investments in our textbook library during 2015 and to rent and liquidate our existing inventory of books during 2015 and 2016.

Our Digital Offerings Business

Our digital learning and advertising offerings, which we refer to as “digital offerings” are experiencing rapid growth. Our digital offerings for students include the Student Hub, our connected learning platform, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, which we offer as a rental-equivalent solution and for free for students awaiting the arrival of their print textbook rental, online tutoring, our Chegg Study service, College Admissions, Scholarship Services, and internship services. Commissions earned through our Ingram partnership are also included within the digital offerings business. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Adobe, Dell, Microsoft, PayPal, Proctor & Gamble, Red Bull and Shutterfly, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students, and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate digital offerings amounted to 30%, 21% and 13% of net revenues during the year ended December 31, 2014, 2013 and 2012, respectively, up from less than 1% in 2010.

Seasonality of Our Business

A substantial majority of our revenue is recognized ratably over the term the student rents our textbooks or has access to our digital offerings. This generally results in our highest revenue in the fourth quarter as it reflects more days of the academic year and our lowest revenue in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. As a result of these factors, the most concentrated periods for our revenue and expenses do not necessarily coincide, and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. In the future, our expanded strategic partnership with Ingram may shift peak revenue from the sale or rental of textbooks as a result of our revenue sharing agreement.

Components of Results of Operations

Net Revenues

We derive our revenue from the rental or sale of print textbooks and from digital offerings, net of allowances for refunds or charge backs from our payment processors, who process payments from credit cards, debit cards and PayPal.

We primarily generate revenue from the rental of print textbooks and to a lesser extent, through the sales of print textbooks through our website purchased by us on a just-in-time basis. Rental revenue is recognized ratably over the term of the rental period, generally two to five months. Revenue from selling textbooks on a just-in-time basis is recognized upon shipment and has comprised less than 7% of our consolidated revenues on average over the three years ended December 31, 2014. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. Net revenues from the rental or sale of print textbooks represented 70%, 79% and 87% of our net revenues in 2014, 2013 and 2012, respectively, reflecting increasing growth in our digital offerings.

We also generate revenue from digital offerings that include eTextbooks, supplemental materials and our Chegg Study service that we offer to students, online tutoring, College Admissions, Scholarship Services, and internship services. We also offer enrollment marketing services to colleges and advertising services that we offer to brands. Digital learnings offerings are offered to students through weekly, monthly or annual subscriptions, and we recognize revenue ratably over the subscription period. We generally offer subscriptions to our Chegg Study service and tutoring services. As with the revenue from print textbooks rentals, revenue from eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

When deciding the most appropriate basis for presenting revenue or costs of revenue, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. Where our role in a transaction is that of principal, revenue is recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as an operating cost. Where our role in a transaction is that of an agent, revenue is recognized on a net basis with revenue representing the margin earned. In relation to our partnership with Ingram and the rental of textbooks we recognize revenue on a net basis based on our role in the transaction as an agent.

Marketing services include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Revenue is recognized ratably or as earned over the subscription service period, generally one year. Revenue from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, is recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

Deferred revenue primarily consists of advance payments from students related to rentals and subscriptions that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenue ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues related to print textbooks include textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the textbook library and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Changes in our cost of revenues may be disproportionate to changes in our revenue because unrecoverable costs, such as outbound shipping and other fulfillment and payment processing fees, are expensed in the period they are incurred while revenue is recognized ratably over the rental term. This effect is particularly pronounced in the first and third quarters at the beginning of academic terms. As a result, we could experience quarters in which our cost of revenues exceeds our revenue for the period. In addition, print cost of revenues include allocated information technology and facilities costs.

Cost of revenues related to digital offerings, in which we also group eTextbooks, consist primarily of the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing content or services. In addition, digital cost of revenues include allocated information technology and facilities costs.

Margins on digital offerings are generally higher than margins on the rental or sale of print textbooks. However, we experience substantially lower margins with eTextbook transactions than we do with other digital offerings. Overall, we anticipate that to the extent digital offerings revenue grows, our gross margins will generally improve over time.

Operating Expenses

We classify our operating expenses into four categories: technology and development, sales and marketing, general and administrative and loss (gain) on liquidation of textbooks. One of the most significant components of our operating expenses is employee-related costs, which include share-based compensation expenses. We expect to continue to hire new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. Our costs and expenses contain information technology expenses and facilities expenses such as webhosting, depreciation on our infrastructure systems, our headquarters lease expense and the employee-related costs for information technology support staff. We allocate these costs to each expense category, including cost of revenues, technology and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, we expect our operating expenses will increase over time to expand capacity and sustain our workforce.

Technology and Development

Our technology and development expenses consist of salaries, benefits and share-based compensation expense for employees in our product and web design, engineering and technical teams who are responsible for maintaining our website, developing new products and improving existing products. Technology and development costs also include amortization of acquired intangible assets, webhosting costs, third-party development costs and allocated information technology and facilities expenses. We expense substantially all of our technology and development expenses as they are incurred. In the past three years, our expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems used to manage our textbook library. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns and other initiatives. We incur salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions required for enrollment marketing services and amortization of acquired intangible assets and allocated information technology and facilities costs. Our marketing expenses are largely variable; and we tend to incur these in the first and third quarters of the year due to our efforts to target students at the beginning of academic terms. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Sales and marketing expenses also include lead generation services and sales commissions for our enrollment marketing services and brand advertising.

General and Administrative

Our general and administrative expenses consist of salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, provision for doubtful accounts and allocated information technology and facilities costs. We expect to incur additional costs related to operating as a public company including increased audit, legal, regulatory and other related fees.

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

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to the uncertainty as to the realization of the benefits of our domestic deferred tax assets, we have recorded a full valuation allowance against such assets. We intend to continue to maintain a full valuation allowance on our domestic deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenue):

	Year Ended December 31,
	2014		2013		2012
Net revenues
Rental	$181,570	60%	$189,004	74%	$177,410	83%
Services	87,460	29	51,958	20	28,074	13
Sales	35,804	11	14,613	6	7,850	4
Total net revenues	304,834	100	255,575	100	213,334	100
Cost of revenues
Rental	145,760	48	140,033	55	124,013	58
Services	31,158	10	18,522	7	10,836	5
Sales	34,067	11	16,505	6	10,820	5
Total cost of revenues	210,985	69	175,060	68	145,669	68
Gross profit	93,849	31	80,515	32	67,665	32
Operating expenses(1):
Technology and development	49,386	16	41,944	16	39,315	18
Sales and marketing	72,315	24	50,302	20	51,082	24
General and administrative	41,837	14	40,486	16	25,117	12
Gain on liquidation of textbooks	(4,555)	(2)	(1,186)	—	(2,594)	(1)
Total operating expenses	158,983	52	131,546	52	112,920	53
Loss from operations	(65,134)	(21)	(51,031)	(20)	(45,255)	(21)
Interest and other income (expense), net	562	—	(4,177)	(2)	(3,759)	(2)
Loss before provision for income taxes	(64,572)	(21)	(55,208)	(22)	(49,014)	(23)
Provision for income taxes	186	—	642	—	29	—
Net loss	$(64,758)	(21)%	$(55,850)	(22)%	$(49,043)	(23)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$617		$1,185		$542
Technology and development	10,451		9,414		7,657
Sales and marketing	11,300		7,107		5,164
General and administrative	14,520		19,252		4,682
Total share-based compensation expense	$36,888		$36,958		$18,045

Year Ended December 31, 2014, 2013 and 2012

Net Revenues

Net revenues in the year ended December 31, 2014 increased $49.3 million, or 19%, compared to the same period during 2013. Rental revenue decreased $7.4 million or 4%, while service revenue increased $35.5 million, or 68%, and sale revenue increased $21.2 million, or 145%. The rental decrease in 2014 as compared to 2013 was due to our partnership with Ingram, whereby our revenue is comprised of the commission earned from Ingram related to the fulfillment of rental books owned by Ingram in the current period, and the increase in service and sales revenue in 2014 as compared to 2013 was driven primarily from growth across our digital offerings for students which included revenue from our acquisitions in 2014.

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Year Ended December 31,			Change in 2014		Change in 2013
	2014	2013	2012	$	%	$	%
Print textbooks	$213,657	$203,077	$185,169	10,580	5%	17,908	10%
Digital offerings	91,177	52,498	28,165	38,679	74	24,333	86
Net revenues	$304,834	$255,575	$213,334	$49,259	19%	$42,241	20%

Net revenues in the year ended December 31, 2014 increased $49.3 million, or 19%, compared to the same period during 2013. Of this increase, digital offerings revenue increased $38.7 million, or 74%, while print revenue increased $10.6 million or 5% from 2013. The increase in digital offerings revenue was due primarily from growth in new memberships of our Chegg Study service, an increase in eTextbook volumes, growth in our enrollment marketing services, revenues from acquisitions completed in 2014, and our partnership with Ingram. The increase in print textbook revenue is primarily due to an increase in just in time sales during our peak rush period with an offsetting decrease in rental revenue in the period as compared to 2013. As we anticipate renting or selling fewer textbooks from our own textbook library as a result of our partnership with Ingram, we expect that our future print revenue will decrease and we anticipate that our digital offerings will continue to grow at a rate greater than our overall revenue growth in future periods.

Net revenues in the year ended December 31, 2013 increased $42.2 million, or 20%, compared to 2012. The year-over-year increase in net revenues was the result of an 86% increase in digital offerings due to growth in new memberships for our Chegg Study service, growth in our enrollment marketing services as we reach more universities, and an increase in eTextbook volumes. digital offerings represented 21% of net revenues during 2013 and 13% of net revenues during 2012. The increase was also the result of a 16% increase in print textbook rental volumes, partially offset by a reduction in price per rental unit.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2014		Change in 2013
	2014	2013	2012	$	%	$	%
Cost of revenues(1)	$210,985	$175,060	$145,669	$35,925	21%	$29,391	20%

(1) Includes share-based compensation expense of:	$617	$1,185	$542	$(568)	(48)%	$643	119%

Cost of revenues in the year ended December 31, 2014 increased $35.9 million, or 21%, compared to the same period during 2013. The increase in absolute dollars and as a percentage of revenues for the year ended December 31, 2014 was primarily due to an increase in textbook depreciation of $5.4 million, write-offs related to our textbook library of $4.7 million, the cost of digital content of $4.4 million, and higher warehouse personnel costs of $0.5 million. The cost of digital content increased during the year ended December 31, 2014 due to our expansion of digital content solutions made available to students. In addition we experienced an increase in the cost of textbooks purchased of $16.2 million, which was primarily driven by increased unit shipments and we had higher order fulfillment costs of $4.4 million, which is primarily comprised of shipping and handling expenses. As we move towards Ingram fulfilling print textbooks, we anticipate our total gross margins will be more in-line with margins we experience for digital offerings today.

Cost of revenues in the year ended December 31, 2013 increased $29.4 million, or 20%, compared to the same period during 2012. The increase in absolute dollars and as a percentage of revenues for the year ended December 31, 2013 was primarily due to an increase in order fulfillment and payment processing costs of $10.3 million, textbook depreciation of $7.6 million and cost of digital content of $2.5 million. The increase in order fulfillment costs, in particular eTextbook fees and payment processing fees, is directly attributable to the increase in textbook unit volumes during 2013. Textbook depreciation increased primarily due to our purchases of textbooks during the year. The cost of digital content increased during the year due to our expansion of digital content solutions made available to students. In addition, we experienced an increase in the cost of textbooks purchased on a just-in-time basis of approximately $5.3 million, which was primarily driven by an increase in the number of units sold. We also experienced increased costs of approximately $2.7 million associated with hiring temporary personnel to assist with higher transaction and textbook volumes during 2013 and higher write-offs of $1.3 million. Cost of revenues as a percentage of net revenues was flat from 2013 to 2012.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2014		Change in 2013
	2014	2013	2012	$	%	$	%
Technology and development(1)	$49,386	$41,944	$39,315	$7,442	18%	$2,629	7%
Sales and marketing(1)	72,315	50,302	51,082	22,013	44	(780)	(2)
General and administrative(1)	41,837	40,486	25,117	1,351	3	15,369	61
Gain on liquidation of textbooks	(4,555)	(1,186)	(2,594)	(3,369)	284	1,408	(54)
	$158,983	$131,546	$112,920	$27,437	21%	$18,626	16%

(1) Includes share-based compensation expense of:
Technology and development	$10,451	$9,414	$7,657	$1,037	11%	$1,757	23%
Sales and marketing	11,300	7,107	5,164	4,193	59	1,943	38
General and administrative	14,520	19,252	4,682	(4,732)	(25)	14,570	311
Share-based compensation expense	$36,271	$35,773	$17,503	$498	1%	$18,270	104%

Technology and Development

Technology and development expenses during the year ended December 31, 2014 increased $7.4 million, or 18%, compared to the year ended December 31, 2013. During the year ended December 31, 2014 our employee-related expenses and share-based compensation expenses increased $3.3 million and $1.0 million, respectively, compared to the same period in 2013. share-based compensation expense increased primarily due to focal grants given during the year as well as new hire grants which included those employees brought on as part of our various acquisitions in 2014.  In addition, we experienced an increase in outside services of $2.6 million as well as $1.5 million increase in web hosting and software licensing fees as compared to the year ended December 31, 2013. Amortization of our intangibles decreased $0.7 million related to our acquisitions made in previous years. Technology and development as a percentage of net revenues was 16% of net revenues in the year ended December 31, 2014 compared to 16% of net revenues in the year ended December 31, 2013.

Technology and development expenses during December 31, 2013 increased $2.6 million, or 7%, compared to 2012. During 2013 our employee-related expenses increased $3.2 million compared to the prior year. In addition, share-based compensation expense increased by $1.8 million primarily due to the grant of vested RSUs and the vesting of previously outstanding RSUs to officers and consultants, which resulted in additional share-based compensation expense upon the completion of our IPO. These increases were partially offset by a decrease in amortization of intangible assets as intangibles acquired during 2011 became fully amortized. In addition, as we hired full-time employees we reduced our usage of contractors, resulting in savings of approximately $0.6 million during 2013 compared to 2012. Technology and development as a percentage of net revenues decreased to 16% of net revenues in 2013 compared to 18% of net revenues in 2012.

Sales and Marketing
Sales and marketing expenses during the year ended December 31, 2014 increased by $22.0 million, or 44%, compared to the year ended December 31, 2013. The increase in absolute dollars and as a percentage of revenues is primarily attributable to an increase in advertising and marketing expenses of $4.2 million as a result of search engine marketing to increase customer acquisition and online or social media marketing during the period compared to the year ended December 31, 2013. In addition, during the year ended December 31, 2014 our employee-related expenses and share-based compensation increased $9.2 million and $4.2 million, respectively, compared to the year ended December 31, 2013.  The increase in employee related expenses increased primarily due to a higher average headcount and acquisition related retention bonuses and share-based compensation increased primarily due to focal grants given during the year as well as new hire grants, which included those employees brought on as part of our various acquisitions in 2014. Amortization of our intangibles increased $1.3 million related to our acquisitions made in 2014. In addition, in 2014, we recorded an impairment charge of $1.6 million related to acquisition related intangibles as a result of our decision to exit the print coupon business. Sales and marketing expenses as a percentage of net revenues increased to 24% during the year ended December 31, 2014 compared to 20% of net revenues during the year ended December 31, 2013.

Sales and marketing expenses during year ended December 31, 2013 decreased by $0.8 million, or 2%, compared to 2012. The decrease in absolute dollars and as a percentage of net revenues is primarily attributable to a decrease in advertising and marketing expenses of $5.1 million as a result of improved performance of search engine optimization and increased direct traffic resulting in decreased reliance on paid advertising, which were outperforming paid search advertising primarily utilized during 2012. There was a decrease of $0.9 million in amortization of intangible assets as intangibles acquired during 2011 became fully amortized. These decreases were partially offset by increased employee related expenses of $2.9 million as a result of increased average headcount during 2013 compared to 2012 and increased share-based compensation expense of $1.9 million primarily due to the grant of vested RSUs and the vesting of previously outstanding RSUs to officers and consultants, which resulted in additional share-based compensation expense upon the completion of our IPO. Sales and marketing expenses as a percentage of net revenues decreased to 20% during 2013 compared to 24% of net revenues during 2012.

General and Administrative

General and administrative expenses in the year ended December 31, 2014 increased $1.4 million, or 3%, compared to the year ended December 31, 2013. The increase in absolute dollars was due to an increase in employee-related and benefit expenses, audit and legal fees, and insurance by $5.9 million, as a result of Chegg now being a publicly traded company offset with a decrease in share-based compensation expense of $4.7 million primarily due to higher expenses in the prior year resulting from the completion of our IPO. General and administrative expenses as a percentage of net revenues decreased to 14% during the year ended December 31, 2014 compared to 16% of net revenues during the year ended December 31, 2013.

General and administrative expenses in the year ended December 31, 2013 increased $15.4 million, or 61%, compared to 2012. The increase in absolute dollars and as a percentage of net revenues was due to an increase in share-based compensation expense of $14.6 million primarily due to the grant of vested RSUs and the vesting of previously outstanding RSUs to officers and consultants, which resulted in share-based compensation expense upon the completion of our IPO. In addition, employee-related and benefit expenses increased by $1.5 million driven by the expansion of our capabilities in our organization to support public company readiness. These increases were partially offset by lease termination expenses in 2012 as we exited our prior headquarters of $0.6 million compared to none in 2013 and lower bad debt expenses of $0.3 million primarily due to our collection efforts. General and administrative expenses as a percentage of net revenues increased to 16% during 2013 compared to 12% of net revenues during 2012.

Gain on Liquidation of Textbooks

In the year ended December 31, 2014, 2013 and 2012, we had a net gain on liquidations of $4.6 million, $1.2 million, and $2.6 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net, for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2014		Change in 2013
	2014	2013	2012	$	%	$	%
Interest expense, net	$(317)	$(3,818)	$(4,393)	$3,501	(92)%	575	(13)%
Other income (expense), net	879	(359)	634	1,238	(345)	(993)	(157)
Total interest and other income (expense), net	$562	$(4,177)	$(3,759)	$4,739	(113)%	(418)	11%

Interest expense, net decreased by $3.5 million during the year ended December 31, 2014 primarily due to the pay-off of our outstanding loan balance in 2013.  Interest expense, net decreased by $0.6 million during 2013 primarily due to lower average outstanding loan balances and a lower effective interest rate.

Other income (expense), net was a net income during the year ended December 31, 2014 primarily due to the interest earned on our investments. Other income (expense), net was a net expense during year ended December 31, 2013 resulting from an increase in the fair value of our preferred stock warrants compared to the value during 2012, prior to their conversion into common stock warrants.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2014		Change in 2013
	2014	2013	2012	$	%	$	%
Provision from income taxes	$186	$642	$29	$(456)	(71)%	613	n/m
 _______________________
n/m – Not meaningful
We recorded an income tax provision of approximately $0.2 million in the year ended December 31, 2014 primarily the result of the release of a valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income taxes. We recognized income tax expense of $0.6 million, in 2013 that was comprised of state and foreign income tax expense. We recognized income tax expense of $29,000 in 2012, which was comprised of state and foreign income tax expense, partially offset by the release of certain income tax benefits. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions which we expect to be fairly consistent in the near term.

Liquidity and Capital Resources

As of December 31, 2014 our principal sources of liquidity were cash, cash equivalents and investments totaling $90.9 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, U.S. government treasuries and money market funds. We have $40.0 million available for draw down under our Revolving Credit Facility with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total, which expires in August 2016. As of December 31, 2014, we were in compliance with all financial covenants.

Our print textbook business is highly capital intensive, and we typically use cash for our investing activities while we generate positive cash flows from operations. We capitalize the investment in our print textbook library and depreciate the value of our textbooks over their useful life as cost of revenues. During the year ended December 31, 2014, 2013 and 2012, our investment in print textbooks, net of proceeds from textbook liquidations, was $54.7 million, $84.3 million and $70.4 million, respectively. As a result of our proposed expanded strategic partnership with Ingram, we would continue to buy used books on Ingram’s behalf including books through our buyback program, and invoice Ingram at cost. We would also provide Ingram with extended payment terms in 2015 and 2016 for the purchase of textbooks, before moving to normal payment terms in 2017.

As of December 31, 2014, we have incurred cumulative losses of $269.9 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

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

Most of our cash is held in the United States. We do not have a significant amount of cash held in foreign jurisdictions by foreign subsidiaries. We currently do not intend or foresee a need to repatriate these funds.

The following table sets forth our cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$68,475	$63,706	54,681
Net cash used in investing activities	(87,350)	(153,090)	(88,103)
Net cash (used in) provided by financing activities	(1,872)	145,218	19,845

Cash Flows from Operating Activities

Although we incurred net losses during the year ended December 31, 2014, 2013, and 2012, we generated positive cash flows from operating activities, which was primarily the result of our increased textbook and digital offerings revenue. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense. During the year ended December 31, 2014, 2013, and 2012, our non-cash operating expenses and changes in operating assets and liabilities more than offset our net loss.

Net cash provided by operating activities during the year ended December 31, 2014 was $68.5 million. Although we incurred a net loss of $64.8 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $70.1 million, other depreciation and amortization expense of $11.3 million, share-based compensation expense of $36.9 million and loss from write-offs of textbooks of $10.5 million.

Net cash provided by operating activities during the year ended December 31, 2013 was $63.7 million. Although we incurred a net loss of $55.9 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $64.8 million, other depreciation and amortization expense of $11.6 million, share-based compensation expense of $37.0 million and loss from write-offs of textbooks of $5.9 million.

Net cash provided by operating activities during the year ended December 31, 2012 was $54.7 million. Although we incurred a net loss of $49.0 million, our net loss was offset by significant non-cash operating expenses, including textbook library depreciation expense of $57.2 million, other depreciation and amortization expense of $12.6 million, share-based compensation expense of $18.0 million and loss from write-offs of textbooks of $4.6 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the acquisition of businesses, purchase of textbooks, investments and property and equipment, offset by proceeds from the sale or maturity of investments and the proceeds from the liquidation of textbooks. Net cash used in investing activities during the year ended December 31, 2014 was $87.4 million and was primarily used for the acquisition of businesses of $53.9 million, purchases of textbooks of $112.8 million, purchases of investments of $70.7 million and purchases of property and equipment of $5.1 million, partially offset by proceeds from the sale or maturity of investments of $97.1 million and proceeds from the liquidation of textbooks of $58.1 million.

Net cash used in investing activities during the year ended December 31, 2013 was $153.1 million and was primarily used for purchases of textbooks of $122.2 million, purchases of investments of $61.4 million and purchases of property and equipment and other assets of $7.4 million, partially offset by proceeds from liquidation of textbooks of $37.9 million.

Net cash used in investing activities during the year ended December 31, 2012 was $88.1 million and was primarily used for purchases of textbooks of $104.5 million and purchases of property and equipment of $15.1 million, partially offset by proceeds from liquidation of textbooks of $34.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2014 was $1.9 million and was primarily related to the payment of $4.0 million in taxes related to the net share settlement of RSUs which became fully vested during the period offset by the issuance of common stock from our 2013 ESPP and proceeds from the exercise of stock options totaling $2.7 million as well as the repurchase of common stock of $0.6 million associated with a put option granted in connection with a prior acquisition.

Net cash provided by financing activities during the year ended December 31, 2013 was $145.2 million and was related to net proceeds received from our IPO and the exercise of stock options, partially offset by the pay-off of our revolving credit facility.

Net cash provided by financing activities during the year ended December 31, 2012 was $19.8 million and was primarily related to proceeds from the issuance of convertible preferred stock of $25.0 million, partially offset by the repurchase of common stock and vested stock options of $5.2 million associated with a put option granted in connection with prior acquisitions.

Contractual Obligations and Other Commitments
The following is a summary of the contractual commitments associated with our debt and lease obligations (which include the related interest) as of December 31, 2014 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitment fee on unused portion of revolving credit facility	$229	$141	$88	$—	$—
Operating lease obligations (1)	12,860	4,157	5,670	2,421	612
Total contractual obligations	$13,089	$4,298	$5,758	$2,421	$612
__________________
(1) Our office and warehouse facilities are leased under operating leases, which expire at various dates through 2019.

In addition, within 90 days following the voluntary or involuntary termination of employment of certain employees acquired in our 2010 acquisition of CourseRank, the employees have the option to sell any vested shares back to us at a fixed price of $11.94 per share. The fair value of vested restricted shares outstanding of $1.1 million has been classified as a liability in accrued liabilities on our consolidated balance sheet as of December 31, 2014, as our obligation to purchase the shares from the employees will occur in 2015 as all employees have exercised their option.

In addition, our other liabilities include $1.8 million related to uncertain tax positions as of December 31, 2014. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition and Deferred Revenue

We derive our revenue from the rental or sale of print textbooks and from digital offerings, net of allowances for refunds or charge backs from our payment processors. Digital offerings primarily include eTextbooks and supplemental materials, online tutoring, our Chegg Study service, College Admissions, Scholarship Services, internship services, and enrollment marketing services to colleges. Commissions earned through our Ingram partnership are included within the digital offering business. Revenue is recognized when the four basic criteria for revenue recognition have been met as follows: persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, the sale price is fixed or determinable and collection is reasonably assured.

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

We also generate revenue from digital offerings that include eTextbooks, digital content and services that we offer to students, enrollment marketing services that we offer to colleges and advertising services that we offer to brands. Digital offerings are offered to students through weekly, monthly or annual subscriptions and we recognize revenue ratably or as earned over the subscription period, generally one year or less. As with the revenue from print textbooks, revenue from eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

We evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount and related costs as revenue or the net amount earned as commissions from the sale of third party products. Our determination is based on our evaluation of certain indicators including whether we are the principal in the transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, none of which is presumptive or determinative. We generally operate as the principal and so in those instances revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned when such amounts are determined using a fixed percentage of the transaction price, we are not subject to inventory risk or responsible for the fulfillment of the textbooks.

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

Revenue is presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenue. Deferred revenue primarily consists of advance payments from students related to rentals and subscriptions that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenue ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

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

Depreciation expense and write-offs of textbooks are recorded in cost of revenues in our consolidated statements of operations. During December 31, 2014, 2013 and 2012, textbook library depreciation expense was approximately $70.1 million, $64.8 million and $57.2 million, respectively, and write-offs were approximately $10.5 million, $5.9 million and $4.6 million, respectively.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. During the fourth quarter of 2014, we determined that we would not continue to support or look to expand our print coupon business, resulting in a significant decrease in the expected future cash flows. As a result an impairment analysis was performed based on a discounted cash flow analysis with key assumptions based on the future revenues expected until the services were removed from our website. The analysis indicated that the carrying amounts of the intangible assets acquired will not be fully recoverable, resulting in an impairment charge totaling $1.6 million, which is included in sales and marketing on our consolidated statements of operations. As of December 31, 2014 and 2013, we had intangible assets, net, of $13.6 million and $3.3 million, respectively.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected October 1 as the date we perform our annual impairment test. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If the fair value is less than the carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill since our inception. As of December 31, 2014 and 2013, we have goodwill of $91.3 million and $49.5 million, respectively.

Indefinite Lived Intangibles

We make judgments about the recoverability of purchased indefinite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment on October 1 of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Share-based Compensation

We measure and recognize compensation expense for all share-based awards made to employees, directors and consultants, including stock options, restricted stock awards, RSUs, and our employee stock purchase plan, or ESPP, shares based on estimated fair values. Prior to our IPO in November 2013, the fair value of our stock options, restricted stock awards and RSUs included an estimation of the fair value of our common stock.

The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected term, risk-free interest rate, expected volatility and expected dividends. We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. There was no capitalized share-based compensation expense as of December 31, 2014 and 2013.

The fair value of restricted stock awards is determined based upon the fair value of the underlying common stock at the date of grant. We issued unvested restricted stock to employee stockholders of acquired companies in 2011. As these unvested awards are generally subject to continued post-acquisition employment, we have accounted for them as post-acquisition share-based compensation expense.

The fair value of RSUs is determined based upon the fair value of the underlying common stock at the date of grant. Our outstanding RSUs vest upon the satisfaction of both a time-based service component and a performance condition. The service component for the majority of these awards is satisfied over three years.

The fair value of shares to be purchase under our ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected term, risk-free interest rate, expected volatility and expected dividends. We expense share-based compensation, using the straight-line method over the life of the purchase period under the offering.

The Black-Scholes-Merton option-pricing model utilizes the estimated fair value of our common stock and requires the input of subjective assumptions, including the expected term and the price volatility of the underlying stock. These assumptions represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. The assumptions required are estimated as follows:

Expected term - The expected term for options granted to employees, officers and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life.

Risk-free interest rate - The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

Expected volatility - The expected volatility is based on the average volatility of similar public entities within our peer group.

Expected dividends - The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. In addition to assumptions used in the Black-Scholes-Merton option pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future share-based compensation expense.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. We currently are providing a valuation allowance on domestic deferred tax assets. If or when recognizing deferred tax assets in the future, we will consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position and (2) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the tax benefit as the largest amount that is cumulative more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

Refer to Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for relevant recent accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and inflation.

Foreign Currency Exchange Risk

International revenue as a percentage of net revenues is not significant, and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Renminbi and Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the years ended December 31, 2014, 2013 and 2012, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents and investments totaling $90.9 million and $138.3 million as of December 31, 2014 and 2013, respectively. Our cash and cash equivalents and investments consist of cash, money market funds, corporate securities and commercial paper. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase in interest rates would not result in a material impact in the market value of our available-

for-sale securities as of December 31, 2014. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and money market accounts and investments in which we invested our cash.

Interest rate risk also reflects our exposure to movements in interest rates associated with our revolving credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the Federal Funds Rate, Prime or LIBOR interest rate plus an additional margin. As of December 31, 2014, we did not have an outstanding balance on this credit facility.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Chegg, Inc.

We have audited the accompanying consolidated balance sheets of Chegg, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chegg, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
March 6, 2015

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$56,117	$76,864
Short-term investments	33,346	37,071
Accounts receivable, net of allowance for doubtful accounts of $559 and $317 at December 31, 2014 and 2013, respectively	14,396	7,091
Prepaid expenses	3,091	2,134
Other current assets	3,864	1,149
Total current assets	110,814	124,309
Long-term investments	1,451	24,320
Textbook library, net	80,762	105,108
Property and equipment, net	18,369	18,964
Goodwill	91,301	49,545
Intangible assets, net	13,626	3,311
Other assets	1,804	1,814
Total assets	$318,127	$327,371
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,945	$4,078
Deferred revenue	24,591	22,804
Accrued liabilities	31,183	21,270
Total current liabilities	66,719	48,152
Long-term liabilities
Other liabilities	4,365	4,979
Total long-term liabilities	4,365	4,979
Total liabilities	71,084	53,131
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value –10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized at December 31, 2014 and 2013, respectively; 84,008,043 and 81,708,202 shares issued and outstanding at December 31, 2014 and 2013, respectively	84	82
Additional paid-in capital	516,845	479,279
Accumulated other comprehensive loss	(13)	(6)
Accumulated deficit	(269,873)	(205,115)
Total stockholders' equity	247,043	274,240
Total liabilities and stockholders' equity	$318,127	$327,371
See Notes to Consolidated Financial Statements

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenues
Rental	$181,570	$189,004	$177,410
Services	87,460	51,958	28,074
Sales	35,804	14,613	7,850
Total net revenues	304,834	255,575	213,334
Cost of revenues
Rental	145,760	140,033	124,013
Services	31,158	18,522	10,836
Sales	34,067	16,505	10,820
Total cost of revenues	210,985	175,060	145,669
Gross profit	93,849	80,515	67,665
Operating expenses:
Technology and development	49,386	41,944	39,315
Sales and marketing	72,315	50,302	51,082
General and administrative	41,837	40,486	25,117
Gain on liquidation of textbooks	(4,555)	(1,186)	(2,594)
Total operating expenses	158,983	131,546	112,920
Loss from operations	(65,134)	(51,031)	(45,255)
Interest and other income (expense), net:
Interest expense, net	(317)	(3,818)	(4,393)
Other income (expense), net	879	(359)	634
Total interest and other income (expense), net	562	(4,177)	(3,759)
Loss before provision for income taxes	(64,572)	(55,208)	(49,014)
Provision for income taxes	186	642	29
Net loss	$(64,758)	$(55,850)	$(49,043)
Deemed dividend to preferred stockholders	$—	$(102,557)	$—
Net loss attributable to common stockholders	$(64,758)	$(158,407)	$(49,043)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.78)	$(7.58)	$(4.39)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	83,205	20,902	11,183
See Notes to Consolidated Financial Statements

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(64,758)	$(55,850)	$(49,043)
Other comprehensive (loss) income:
Net change in unrealized gain (loss) on available for sale investments	2	(18)	—
Change in foreign currency translation adjustments	(9)	(38)	50
Other comprehensive (loss) income	(7)	(56)	50
Total comprehensive loss	$(64,765)	$(55,906)	$(48,993)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balances at December 31, 2011	59,692	$182,218	12,201	$12	$48,316	—	$(100,222)	$(51,894)
Issuance of Series F convertible preferred stock, net	3,123	24,983	—	—	—	—	—	—
Cancellation of shares held in escrow from acquisitions	—	—	(18)	—	(146)	—	—	(146)
Issuance of common stock warrants	—	—	—	—	73	—	—	73
Issuance of restricted shares	—	—	15	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	368	—	552	—	—	552
Repurchase of common stock	—	—	(319)	—	(3,335)	—	—	(3,335)
Share-based compensation expense	—	—	—	—	17,616	—	—	17,616
Other comprehensive income	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(49,043)	(49,043)
Balances at December 31, 2012	62,815	207,201	12,247	12	63,076	50	(149,265)	(86,127)
Issuance of common stock upon exercise of stock options	—	—	931	1	3,365	—	—	3,366
Issuance of preferred stock and common stock upon exercise of stock warrants	5	37	10	—	118	—	—	118
Conversion of preferred stock to common stock	(62,820)	(207,238)	53,912	54	207,184	—	—	207,238
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	307	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(115)	—	(1,034)	—	—	(1,034)
Issuance of common stock, net	—	—	14,400	15	162,868	—	—	162,883
Deemed dividend to preferred stockholders	—	—	—	—	102,557	—	—	102,557
Accretion of deemed dividend to preferred stockholders	—	—	—	—	(102,557)	—	—	(102,557)
Vesting of common stock warrants	—	—	—	—	130	—	—	130
Issuance of common stock upon exercise of common stock warrants	—	—	16	—	—	—	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	7,097	—	—	7,097
Share-based compensation expense	—	—	—	—	36,475	—	—	36,475
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(55,850)	(55,850)
Balances at December 31, 2013	—	—	81,708	82	479,279	(6)	(205,115)	274,240
Issuance of common stock upon exercise of stock options and ESPP	—	—	1,004	1	2,712	—	—	2,713
Net issuance of common stock for settlement of RSUs	—	—	873	1	(3,980)	—	—	(3,979)
Issuance of common stock upon exercise of common stock warrants	—	—	104	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	408	—	2,585	—	—	2,585
Repurchase of common stock	—	—	(89)	—	(604)	—	—	(604)
Share-based compensation expense	—	—	—	—	36,853	—	—	36,853
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(64,758)	(64,758)
Balances at December 31, 2014	—	$—	84,008	$84	$516,845	$(13)	$(269,873)	$247,043

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(64,758)	$(55,850)	$(49,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	70,147	64,759	57,177
Amortization of warrants and deferred loan costs	187	1,545	1,790
Other depreciation and amortization expense	11,159	10,078	10,796
Share-based compensation expense	36,888	36,958	18,045
Provision for bad debts	234	206	485
Gain on liquidation of textbooks	(4,555)	(1,186)	(2,594)
Loss from write-offs of textbooks	10,534	5,874	4,597
Deferred income taxes	(1,291)	—	—
Realized gain on sale of securities	(21)	—	—
Loss from disposal of property and equipment	—	—	280
Revaluation of preferred stock warrants	—	622	(380)
Impairment of intangibles	1,552	—	611
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(1,709)	(1,474)	(4,951)
Prepaid expenses and other current assets	(2,981)	(1,661)	3,387
Other assets	(155)	209	1,158
Accounts payable	5,037	(30)	2,680
Deferred revenue	1,657	2,772	7,519
Accrued liabilities	7,448	771	2,789
Other liabilities	(898)	113	335
Net cash provided by operating activities	68,475	63,706	54,681
Cash flows from investing activities
Purchases of textbooks	(112,814)	(122,247)	(104,518)
Proceeds from liquidations of textbooks	58,119	37,946	34,076
Purchases of marketable securities	(70,706)	(61,420)	—
Proceeds from sale of marketable securities	46,358	—	—
Maturities of marketable securities	50,700	—	—
Purchases of property and equipment	(5,083)	(7,369)	(15,148)
Acquisition of businesses, net of cash acquired	(53,872)	—	—
Release of cash from escrow	(52)	—	(2,513)
Net cash used in investing activities	(87,350)	(153,090)	(88,103)
Cash flows from financing activities
Proceeds from debt obligations	—	31,000	20,000
Payments of debt obligations	—	(51,000)	(20,500)
Proceeds from issuance of common stock under employee stock plans	—	—	—
Proceeds from issuance of convertible preferred stock, net	—	—	24,983
Proceeds from exercise of common stock under employee stock plans and preferred stock warrants	2,712	3,369	552
Payment of taxes related to the net share settlement of RSUs	(3,980)	(1,034)	—
Proceeds from initial public offering, net of issuance costs	—	162,883	—
Repurchase of common stock and vested stock options	(604)	—	(5,190)
Net cash (used in) provided by financing activities	(1,872)	145,218	19,845
Net (decrease) increase in cash and cash equivalents	(20,747)	55,834	(13,577)
Cash and cash equivalents, beginning of period	76,864	21,030	34,607
Cash and cash equivalents, end of period	$56,117	$76,864	$21,030
Cash paid during the period for:
Interest	$114	$2,541	$2,313
Income taxes	$625	$429	$362
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,132	$3,215	$5,932
Issuance of preferred stock warrants	$—	$—	$1,094
Conversion of preferred stock warrants to common stock warrants	$—	$7,097	$—
Conversion of preferred stock warrants into common stock	$—	$207,238	$—
Issuance of common stock upon exercise of stock warrants	$—	$118	$—
Deemed dividend to preferred stockholders	$—	$102,557	$—
Issuance of common stock warrants in connection with consulting services	$—	$130	$73
Issuance of common stock related to acquisition	$2,585	$—	$—
Cancellation of common shares held in escrow from acquisitions	$—	$—	$(146)
Common stock offering costs not yet paid	$—	$769	$—
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation on July 29, 2005. Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money and get smarter. We are driven by our passion to help students become active consumers in the educational process. Our integrated platform offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. By helping students learn more in less time and at a lower cost, we help them improve the overall return on investment in education. In 2014, nearly 7.5 million students used our platform.

Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2014, 2013 and 2012 as 2014, 2013 and 2012, respectively.

Beginning in 2014, we have presented revenue and cost of revenues separately for rental, service and sale. Rental revenue includes the rental of print textbooks; service revenue includes Chegg Study, brand advertising, eTextbooks, tutoring, enrollment marketing, and commerce; sale revenue includes just-in-time sale of print textbooks and the sale of other required materials. The Company has reclassified amounts in the prior years to conform to the current year presentation. None of the changes impacts previously reported consolidated revenue, cost of revenue, operating income, or earnings per share.

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

Note 2. Significant Accounting Policies

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value related to our textbook library, valuation of preferred stock warrants, and share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

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

At December 31, 2014 and 2013, we had approximately $1.8 million and $1.7 million, respectively, of restricted cash that consisted in part of escrow funds held in conjunction with our acquisitions prior to 2013, a deposit pledged as security for our corporate credit cards and a letter of credit pledged as a security deposit for our headquarters, a sales office and warehouse facilities leases. The certificate of deposit and escrow funds of approximately $0.3 million and $0.4 million as of December 31, 2014 and 2013, respectively, are classified in other current assets in our consolidated balance sheets due to the short-term nature of the restriction. The amount related to the security deposit of approximately $1.5 million and $1.3 million as of December 31, 2014 and 2013, respectively, is classified in other assets in our consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Investments

We hold investments in marketable securities, consisting of corporate securities and commercial paper. We classify our marketable securities as available-for-sale investments that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net. For the years ended December 31, 2014 and 2013, the Company's gross realized gains and losses on short-term investments were not significant.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We generally grant uncollateralized credit terms to our customers, which include textbook wholesalers and marketing services customers, and maintain an allowance for doubtful accounts to account for potentially uncollectible receivables.

Allowance for Doubtful Accounts

We assess the creditworthiness of our customers based on multiple sources of information, and analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, economic trends, and customer payment history. This assessment requires significant judgment. Because of this assessment, which covers the sale of our brand advertising and enrollment marketing services, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off as a decrease to the allowance for doubtful accounts when all collection efforts have been exhausted and an account is deemed uncollectible.

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

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. We had two textbook wholesalers that represented 16% and 12% of our net accounts receivable balance as of December 31, 2014 and one textbook wholesaler that represented 11% of our net accounts receivable balance as of December 31, 2013, respectively. No customers represented over 10% of net revenues in 2014, 2013 or 2012.

Textbook Library

We consider our textbook library to be a long-term productive asset and, as such, classify it as a non-current asset in our consolidated balance sheets. Additionally, cash outflows for the acquisition of the textbook library, net of changes in related accounts payable and accrued liabilities, as well as cash inflows received from the liquidation of textbooks, are classified as cash flows from investing activities in our consolidated statements of cash flows, consistent with other long-term asset activity. The gain or loss from the liquidation of textbooks previously rented is recorded as a component of operating expenses in our consolidated statement of operations and is classified as cash flow from operating activities.

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

Depreciation expense and write-offs of textbooks are recorded in cost of revenues in our consolidated statements of operations. During 2014, 2013 and 2012, textbook depreciation expense was approximately $70.1 million, $64.8 million and $57.2 million, respectively, and write-offs were approximately $10.5 million, $5.9 million and $4.6 million, respectively.

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

Depreciation and amortization expense are generally classified within the corresponding cost of revenues and operating expense categories in our consolidated statement of operations. Depreciation and amortization expense for 2014, 2013 and 2012 were approximately $6.2 million, $5.7 million and $3.9 million, respectively.

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

As of December 31, 2014 and 2013, software development costs, net were approximately $0.5 million and $2.6 million, respectively, which were recorded as software in property and equipment. In 2014, 2013 and 2012, the amortization of software development costs capitalized totaled approximately $0.5 million, $1.0 million and $1.2 million, respectively.

Goodwill

Goodwill represents the excess of the fair value of consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. We test goodwill for impairment at least annually, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We completed our annual impairment test in our fourth quarter of 2014, which did not result in any impairment. For our annual goodwill impairment test, we perform a quantitative test of our single reporting unit. In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit was estimated using a market approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. In the event we determine that the fair value of our single reporting unit is less than the reporting unit’s carrying value, we will record an impairment charge for the amount of the impairment in the period in which the determination is made.

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

Indefinite-Lived Intangibles

We make judgments about the recoverability of purchased indefinite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment on October 1 of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Revenue Recognition and Deferred Revenue

We derive our revenue from the rental or sale of print textbooks and from digital offerings, net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards and PayPal. Revenue is recognized when the four basic criteria for revenue recognition have been met as follows: persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, the sale price is fixed or determinable, and collection is reasonably assured.

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

We evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount and related costs as revenue or the net amount earned as commissions from the sale of third party products. Our determination is based on our evaluation of certain indicators including whether we are the principal in the transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, none of which is presumptive or determinative. We generally operate as the principal and so in those instances revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned when such amounts are determined using a fixed percentage of the transaction price, we are not subject to inventory risk or responsible for the fulfillment of the textbooks.

We also generate revenue from digital offerings that include eTextbooks, supplemental materials and our Chegg Study service that we offer to students, enrollment marketing services that we offer to colleges and advertising services that we offer to brands. Digital offerings are offered to students through monthly or annual subscriptions and we recognize revenue ratably over the subscription period. As with revenue from print textbooks, revenue from eTextbooks is recognized ratably over the contractual period, generally two to five months, or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

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

Revenue is presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenue. Deferred revenue primarily consists of advanced payments from students related to rentals and subscriptions that have not been recognized, and marketing services that have yet to be performed. Deferred revenue is recognized as revenue ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues related to print textbooks include textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the textbook library, and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Cost of revenues related to digital offerings, in which we also group eTextbooks, consist primarily of the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing the content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Technology and Development Costs

Technology and development expenses consist primarily of salaries, benefits and share-based compensation expense for employees on our product and web design, engineering and technical teams who are maintaining our website, developing new products and improving existing products. Technology and development costs also include web hosting costs, third-party development costs and allocated information technology and facilities costs. We expense substantially all of our technology and development costs as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During 2014, 2013 and 2012, advertising costs were approximately $22.4 million, $16.4 million, and $21.1 million, respectively.

Share-based Compensation

Share-based compensation expense for stock options and employee stock purchase plan, or ESPP, rights are accounted for under the fair value method, which requires us to measure the cost of employee share-based compensation awards based on the grant-date fair value of the award. share-based compensation expense for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize compensation cost for all employee share-based compensation awards that are expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the option vesting period. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following table sets forth the computation of historical basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(64,758)	$(55,850)	$(49,043)
Deemed dividend to preferred stockholders	—	(102,557)	—
	$(64,758)	$(158,407)	$(49,043)
Denominator:
Weighted-average common shares outstanding	83,241	21,121	12,132
Less: Weighted-average unvested common shares subject to repurchase of forfeiture	(36)	(219)	(949)
Weighted-average common shares used in computing basic and diluted net loss per share	83,205	20,902	11,183

Net loss per share attributable to common stockholders, basic and diluted.	$(0.78)	$(7.58)	$(4.39)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	14,253	17,972	12,860
Restricted stock units	289	1,480	1,328
Common stock subject to repurchase or forfeiture	—	100	398
Warrants to purchase common stock	996	1,118	36
Warrants to purchase convertible preferred stock	—	—	1,132
Convertible preferred stock	—	—	42,242
Total common stock equivalents	15,538	20,670	57,996

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity (deficit) on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (expense) in the consolidated statements of operations and were not material during 2014, 2013 or 2012.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (ASU 2014-9). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-9 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently in the process of evaluating this new guidance.

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following tables show our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands):

	December 31, 2014			December 31, 2013
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$49,836	$—	$49,836	$33,322	$—	$33,322
Money market funds	5,828	—	5,828	42,042	—	42,042
Commercial paper	453	—	453	1,500	—	1,500
Total cash and cash equivalents	$56,117	$—	$56,117	$76,864	$—	$76,864
Short-term investments:
Commercial paper	$13,435	$—	$13,435	$35,571	$—	$35,571
Corporate securities	18,426	(15)	18,411	—	—	—
Certificate of deposit	1,499	1	1,500	1,500	—	1,500
Total short-term investments	$33,360	$(14)	$33,346	$37,071	$—	$37,071

Long-term corporate securities	$1,453	$(2)	$1,451	$24,338	$(18)	$24,320

Short-term restricted cash	$300	$—	$300	$352	$—	$352
Long-term restricted cash	1,480	—	1,480	1,350	—	1,350
Total restricted cash	$1,780	$—	$1,780	$1,702	$—	$1,702

The amortized cost and fair value of available-for-sale investments as of December 31, 2014 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$33,813	$33,799
Due in 1-2 years	1,453	1,451
Investments not due at a single maturity date	5,828	5,828
Total	$41,094	$41,078

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of December 31, 2014, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of nine months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the year ended December 31, 2014, we did not recognize any impairment charges.

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

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,828	$5,828	$—	$—
Commercial paper	453	—	453	—
Short-term investments:
Commercial paper	13,435	—	13,435	—
Corporate securities	18,411	—	18,411	—
Certificate of deposit	1,500	—	1,500	—
Long-term investments, corporate securities	1,451	—	1,451	—
Total assets measured and recorded at fair value	$41,078	$5,828	$35,250	$—
Liabilities:
Put option liability	$1,079	$—	$—	$1,079

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$42,042	$42,042	$—	$—
Commercial paper	1,500	—	1,500	—
Short-term investments:
Commercial paper	35,571	—	35,571	—
Certificate of deposit	1,500	—	1,500	—
Long-term investments, corporate securities	24,320	—	24,320	—
Total assets measured and recorded at fair value	$104,933	$42,042	$62,891	$—
Liabilities:
Put option liability	$1,521	$—	$—	$1,521

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

The following table summarizes the change in the fair value of our Level 3 liabilities (in thousands):

Level 3
December 31, 2014
Beginning balance	$1,521
Vesting of put options	271
Exercise of put options	(460)
Fair value adjustment related to put options	(253)
Total financial liabilities	$1,079

As of December 31, 2014, we did not have observable inputs for the valuation of our put option liability, which relates to a previous acquisition, and provides certain employees of the acquired company the right to require us to acquire vested common shares at a stated contractual price. As shares associated with these put options vest, the liability is recognized as share-based compensation expense in our consolidated statements of operations and results in a change in our Level 3 liabilities.

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

Note 5. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

	December 31,
	2014	2013
Textbook library	$169,463	$196,742
Less accumulated depreciation	(88,701)	(91,634)
Textbook library, net	$80,762	$105,108

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Computer and equipment	$1,083	$1,594
Software	3,842	5,088
Furniture and fixtures	2,259	2,207
Leasehold improvements	5,153	4,407
Content	21,262	17,725
	33,599	31,021
Less accumulated depreciation and amortization	(15,230)	(12,057)
Property and equipment, net	$18,369	$18,964

Note 6. Acquisitions

On October 1, 2014, we acquired 100% of the business of internships.com, a division of CareerArc Group, headquartered in Burbank, California. With this acquisition, we aimed to expand our user base and expose new users to our different services. We see the acquisition of internships.com as a method to connect the ending of a student life cycle to the beginning of their career. The total fair value of the purchase consideration was $10.0 million in cash, and $1.0 million in stock that was placed into escrow, for indemnification against breaches of general representations and warranties, and will be released 18 months from the closing date of the acquisition.

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

On April 9, 2014, we acquired 100% of the outstanding shares and voting interest of The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), headquartered in Duluth, Georgia for a total fair value purchase consideration of $16.0 million, consisting of $14.0 million in cash and 250,000 shares of our common stock, and all of such shares of our common stock were placed in escrow for indemnification against breaches of general representations and warranties and will be released one year from closing date, and a fair value contingent consideration of additional shares of common stock, which is payable on the attainment of certain performance metrics in 2014 and 2015. The metrics related to 2014 were not met and as such those shares were not released. With the Campus Special acquisition, we aimed to expand our offerings to students to include coupon specials on consumer goods and services. The probability-weighted fair value contingent consideration was recorded in other accrued liabilities in our consolidated balance sheet as of the date of acquisition.

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

The acquisition date fair value of the consideration for the above four transactions consisted of the following as of December 31, 2014 (in thousands):

Cash consideration	$55,537
Fair value of stock escrow consideration	2,585
Fair value of stock contingent consideration	193
Fair value of purchase consideration	$58,315

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of identifiable intangible assets acquired was recorded as goodwill.

The following table summarizes the fair value of the net identifiable assets acquired in the year ended December 31, 2014 (in thousands):

2014
Cash	$1,665
Other acquired assets	595
Acquired intangible assets:
Developed technology	4,174
Customer list	3,770
Trade name	5,990
Non-compete agreements	1,630
Corporate partnerships	243
Master services agreement	1,030
Total acquired intangible assets	16,837
Total identifiable assets acquired	19,097
Liabilities assumed	(2,538)
Net identifiable assets acquired	16,559
Goodwill	41,756
Net assets acquired	$58,315

For the year ended December 31, 2014, we incurred $0.7 million of acquisition-related expenses associated with the four acquisitions which have been included in general and administrative expenses in the consolidated statements of operations.

The results of operations of the above acquisitions have been included in our consolidated statement of operations from the date of acquisition and were not material to our results of operations.

The amounts recorded for goodwill related to the Bookstep, Campus Special and internships.com transactions are expected to be deductible for tax purposes. The amount recorded for goodwill related to the InstaEDU transaction is not deductible for tax purposes.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

December 31, 2014
Beginning balance	$49,545
Additions due to acquisition	41,756
Ending balance	$91,301

Intangible assets consist of the following (in thousands):

	December 31, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	49	$9,792	$(5,000)	$(194)	$4,598
Customer list	6	4,363	(1,816)	(829)	1,718
Trade name	44	3,132	(1,085)	(39)	2,008
Non-compete agreements	14	1,637	(421)	(278)	938
Master service agreement	14	1,030	(266)	—	764
Corporate partnerships	0	243	(31)	(212)	—
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets		$23,797	$(8,619)	$(1,552)	$13,626

	December 31, 2013
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	46	$8,008	$(5,386)	$2,622
Customer list	24	5,472	(5,029)	443
Trade name	33	1,182	(942)	240
Non-compete agreements	34	1,068	(1,062)	6
Total intangible assets		$15,730	$(12,419)	$3,311

During the year ended December 31, 2014, 2013 and 2012, amortization expense related to our acquired intangible assets totaled approximately $5.0 million, $4.4 million, and $6.8 million, respectively.

During the fourth quarter of 2014, we determined that we would not continue to support or look to expand our print coupon business, resulting in a significant decrease in the expected future cash flows. As a result an impairment analysis was performed based on a discounted cash flow analysis with key assumptions based on the future revenues expected until the services were removed from our website. The analysis indicated that the carrying amounts of the intangible assets acquired will not be fully recoverable, resulting in an impairment charge totaling $1.6 million, which is included in sales and marketing on our consolidated statements of operations.

As of December 31, 2014, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2015	$4,761
2016	2,238
2017	1,701
2018	1,018
2019	308
Total	$10,026

As part of our acquisition of internships.com in October 2014, we acquired an indefinite lived trade name intangible asset valued at $3.6 million. We will assess this asset for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Note 8. Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued book purchases	$1,812	$1,905
Accrued shipping for cycle returns	539	2,929
Chegg credit	2,264	3,124
Refund reserve	6,174	330
Taxes payable	4,851	3,067
Other	15,543	9,915
	$31,183	$21,270

Other liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Put option liability	$—	$1,521
Deferred rent, non-current	1,233	1,803
Long term tax liability	2,088	1,281
Other	1,044	374
	$4,365	$4,979

Note 9. Debt Obligations

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

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  On June 30, 2014 we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire on August 12, 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2014, we were in compliance with these financial covenants. In August 2013, we drew down $21.0 million in proceeds from the Revolving Credit Facility and with these proceeds we repaid in full our Term Loan outstanding principal balance of $20.0 million. In October 2013, we drew down an additional $10.0 million in proceeds from the Revolving Credit Facility. In November 2013, we repaid in full our $31.0 million outstanding balance of the Revolving Credit Facility.

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

At the time of conversion, the common stock warrants were valued using the Black-Scholes Merton option-pricing valuation model using the following weighted average key assumptions:

Expected term	5.9 years
Expected volatility	55.5%
Dividend yield	0.00%
Risk-free interest rate	1.61
Weighted-average fair value per share	$6.35

The conversion of the preferred stock warrants into common stock warrants resulted in a gain of $3.3 million and is included in other income (expense), net in our consolidated statements of operations.

In April 2014, 122,733 common stock warrants were exercised at an exercise price of $0.82. The remaining 995,549 common stock warrants are exercisable at a weighted average exercise price of $5.70

Note 11. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2019. Our primary operating lease commitments at December 31, 2014, related to our headquarters in Santa Clara, California and our warehouse in Shepardsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $3.3 million, $2.9 million and $3.9 million in the year ended December 31, 2014, 2013 and 2012, respectively.

The aggregate future minimum lease payments as of December 31, 2014, are as follows (in thousands):

2015	$4,157
2016	4,061
2017	1,609
2018	1,541
2019	880
Thereafter	612
Total	$12,860

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals on July 23, 2013 and the Board issued a ruling in favor of the Department of Revenue on January 13, 2014. On February 7, 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and on June 17, 2014 the court held in abeyance our motion to appeal. On October 29, 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision setting aside the Kentucky

Department of Revenue's tax assessments against Chegg and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. Due to the preliminary status and uncertainties related to this matter, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2014.

Note 13. Convertible Preferred Stock and Common Stock

In November 2013, we completed our IPO, whereby 14,400,000 share of common stock were sold to the public at a price of $12.50 per share. We received net proceeds of $162.9 million after deducting underwriting discounts and commissions of $12.6 million and incurred offering costs of $4.5 million. In connection with our IPO:

•	All of our outstanding shares of convertible preferred stock were automatically converted into 53,912,261 shares of our common stock;

•	All of our outstanding convertible preferred stock warrants were automatically converted into warrants to purchase 1,118,282 shares of our common stock (see Note 10);

•	We reclassified our outstanding preferred stock warrant liability to additional paid-in capital and recorded a gain of $3.3 million, which occurred on the closing of our IPO (see Note 10);

•	We recognized share-based compensation expense related to the vesting of RSUs granted prior to the IPO that were outstanding as of the IPO date (see Note 14); and

•	We granted 931,791 options and 472,644 RSUs under our Designated IPO Equity Incentive Program (see Note 14).

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

We are authorized to issue 400.0 million shares of common stock, with a par value per share of $0.001. As of December 31, 2014, we have reserved the following shares of common stock for future issuance (in thousands):

December 31, 2014
Warrants to purchase common stock	996
Outstanding stock options	14,962
Outstanding RSUs	9,125
Shares available for grant under the stock plans	8,821
Shares available for issuance under employee stock purchase plan	4,476
Total common shares reserved for future issuance	38,380

Stock Plans

2005 Stock Incentive Plan

On August 22, 2005, the Board of Directors and our stockholders approved the 2005 Stock Incentive Plan (the 2005 Plan). Under the 2005 Plan, the Company issued shares of common stock and options to purchase stock to employees, directors and consultants. Awards granted under the 2005 Plan were either incentive stock options, non-qualified stock options or RSUs to officers, employees, directors, consultants and other key persons. Incentive stock options were only granted to employees with exercise prices of no less than the fair market value of the common stock on the date of grant, and non-qualified stock options were granted to employees, and consultants at exercise prices of not less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors, provided however, that (i) the exercise price of an incentive stock option and non-qualified stock (option was not less than 100% and 85% of the deemed fair value of the common stock on the grant date, respectively, and (ii) the exercise price of an incentive stock option or non-qualified stock option granted to a 10% stockholder was not less than 110% of the fair market value of a common stock on the date of grant. Options granted under the 2005 Plan generally expire no later than ten years and in general vest over four years from the date of grant. However, an incentive stock option granted to a 10% stockholder may have only a maximum term of five years from the date of grant. The Board of Directors determined that no further grants of awards under the 2005 Plan would be made effective as of November 10, 2013.

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

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2014 there were 8,821,057 available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than ten years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our board of directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013 in order to enable eligible employees to purchase shares of our common stock at a discount following the date of our IPO. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2014, there were 4,476,465 shares of common stock available for future issuance under the 2013 ESPP.

Note 14. Stockholders' Equity

Share-Based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$617	$1,185	$542
Technology and development	10,451	9,414	7,657
Sales and marketing	11,300	7,107	5,164
General and administrative	14,520	19,252	4,682
Total share-based compensation expense	$36,888	$36,958	$18,045

Fair Value of Stock Options

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of our common stock and requires the input of the following subjective assumptions:

Expected Term — The expected term for options granted to employees, officers, and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life.

Expected Volatility — The expected volatility is based on the average volatility of similar public entities within our peer group as our stock has not been publicly trading for a long enough period to rely on our own expected volatility.

Expected Dividends — The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate — The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers, and directors:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.07	5.08-6.63	5.09-6.08
Expected volatility	55.91%-56.83%	55.72%-73.18%	55.10%-58.77%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.88%-2.02%	0.81%-1.92%	0.65%-1.16%
Weighted-average grant-date fair value per share	$3.82	$6.20	$3.86

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

Fair Value of Employee Stock Purchase Plan

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the 2013 ESPP was estimated at the date of grant using the Black-Scholes-Merton option-pricing model.

The following table summarizes the key assumptions used to determine the fair value of our ESPP:

	Year Ended December 31,
	2014	2013
Expected term (years)	0.50	0.50
Expected volatility	41.89%	45.00%
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.06%	0.10%
Weighted-average grant-date fair value per share	$1.68	$3.44

There were 340,617 shares purchased under the 2013 ESPP for the year ended December 31, 2014 at an average price per share of $4.46 with cash proceeds from the issuance of shares under the Company’s ESPPs of $1.5 million.

Stock Option Activity

Option activity under our option plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	17,971,969	$8.35	8.15	$22,253,373
Granted	640,138	$7.09
Exercised	(663,333)	$1.80
Canceled	(2,986,675)	$8.61
Balance at December 31, 2014	14,962,099	$8.53	7.11	$6,646,629

As of December 31, 2014
Options exercisable	9,773,822	$7.86	6.42	$6,567,295
Options vested and expected to vest	14,308,608	$8.46	7.04	$6,631,775

The total intrinsic value of options exercised during 2014, 2013 and 2012, was approximately $3.1 million, $4.9 million and $3.3 million, respectively.

As of December 31, 2014, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $22.7 million, which will be recognized over a weighted-average vesting period of approximately 1.9 years.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No option awards were granted to consultants in the year ended December 31, 2014 and we granted 110,886 option awards to consultants in the year ended December 31, 2013. No option awards were granted to consultants in 2012. Total share-based compensation expense for consultants was $0.7 million, $0.9 million and $0.2 million in the years ended December 31, 2014, 2013 and 2012.

There was no capitalized share-based compensation expense as of December 31, 2014, 2013 or 2012.

Restricted Stock Units (RSUs) Activity

	Restricted Stock Units Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	1,479,898	$10.01
Granted	10,427,253	6.21
Released	(1,483,623)	9.68
Canceled	(1,298,338)	6.28
Balance at December 31, 2014	9,125,190	$6.25

During the year ended December 31, 2014, 1,305,377 RSUs granted prior to our IPO vested, and were settled for shares of our common stock.  Of those shares, we withheld 535,348 shares valued at approximately $3.6 million in satisfaction of tax withholding obligations for employees who elected to net settle, i.e., surrender shares of common stock to satisfy their tax obligations. Payment of taxes related to this net share settlement of RSUs is reflected as a financing activity in our consolidated statements of cash flows. The shares withheld by us as a result of the net settlement are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2013 Plan.

In February 2014, we granted performance-based restricted stock units (PSUs) under the 2013 Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2014 (the Performance Period). Based on the achievement of the performance conditions during the Performance Period for the February grants, the final settlement of the PSU awards was 120% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. These PSUs will vest annually over a three year period, with the first year vesting in February 2015. In June 2014, we granted PSUs under the 2013 Plan to the employees of InstaEDU, which are based on achieving certain revenue targets in years 2014 and 2015.

The target number of shares underlying the PSUs that were granted to certain executive officers during the year ended December 31, 2014 totaled 1,208,560 shares and had a weighted average grant date fair value of $6.37 per share. As of December 31, 2014, 120% of the PSUs will vest. The target number of shares underlying the PSUs that were granted to certain employees of our InstaEDU acquisition during the year ended December 31, 2014 totaled 2,280,081 and had a weighted average grant date fair value of $6.00 per share. As of December 31, 2014, metrics related to the 2014 period were not met and 516,059 were subsequently forfeited.

As of December 31, 2014, we had a total of approximately $34.0 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 2.3 years.

Acquisition-Related Stock Awards

In connection with an acquisition in 2010, acquired employees will have the option to sell any vested shares back to us at a fixed price of $11.94 per share prior to or 90 days after termination. The vested portion of the 189,516 restricted shares has been classified as a liability in accrued liabilities on the consolidated balance sheets, as our obligation to purchase the shares from the employees is outside our control. During 2014, 2013 and 2012, we recorded compensation expense of approximately $0.4 million, $0.5 million, and $1.1 million, respectively, due to the vesting of the restricted stock and a resulting liability of approximately $1.1 million and $1.5 million, as of December 31, 2014 and 2013, respectively, related to the employees’ option to sell the vested shares back to the Company. As of December 31, 2014, all employees had exercised their right to sell the vested shares back to the Company.

Note 15. Income Taxes

We recorded an income tax provision of approximately $0.2 million, $0.6 million and $29,000 for the year ended December 31, 2014, 2013 and 2012, respectively. The income tax provision for year ended December 31, 2014 was primarily the result of foreign and state income taxes offset by the release of valuation allowance resulting from our acquisition of InstaEDU. The income tax provision for the years ended December 31, 2013 and 2012 was due to state and foreign income tax expense offset by the release of certain income tax benefits. Our income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income taxes:
Federal	$—	$—	$(341)
State	304	282	342
Foreign	871	358	17
Total current income taxes	1,175	640	18

Deferred income taxes:
Federal	(1,003)	—	—
State	33	—	—
Foreign	(19)	2	11
Total deferred income taxes	(989)	2	11
Total income tax provision	$186	$642	$29

Loss before provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(65,930)	$(55,974)	$(49,701)
Foreign	1,358	766	687
Total	$(64,572)	$(55,208)	$(49,014)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	5.1	2.7	2.9
Share-based compensation	(6.5)	(7.7)	(8.5)
Non-deductible expenses	(0.4)	(0.1)	(0.7)
Other	(0.5)	0.9	2.5
Change in valuation allowance	(32.0)	(31.0)	(30.3)
Total	(0.3)%	(1.2)%	(0.1)%

A summary of our deferred tax assets is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Accrued expenses and reserves	$6,291	$2,405
Share-based compensation	18,391	13,261
Deferred revenue	4,589	3,373
Net operating loss carryforwards	36,847	34,919
Fixed assets, textbooks and intangibles assets	10,754	1,862
Other items	2,277	2,628
Gross deferred tax assets	79,149	58,448
Valuation allowance	(79,093)	(58,411)
Total deferred tax assets	56	37

Deferred tax liabilities:
Intangible asset	321	—
Total deferred tax liabilities	321	—

Net deferred tax (liabilities) assets	$(265)	$37

At December 31, 2014 the deferred tax liability is created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability cannot be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded. We had no deferred tax liabilities at December 31, 2013.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased approximately $20.7 million and $17.1 million during 2014 and 2013, respectively.

     As of December 31, 2014, we have net operating loss carryforwards for federal and state income tax purposes of approximately $96.9 million and $56.5 million, respectively, which will begin to expire in years beginning 2028 and 2015, respectively. As of December 31, 2013, we have net operating loss carryforwards for federal and state income tax purposes of approximately $98.3 million and $37.5 million, respectively.

As of December 31, 2014, we have tax credit carryforwards for federal and state income tax purposes of approximately $2.5 million and $2.7 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire. As of December 31, 2013, we had tax credit carryforwards for federal and state income tax purposes of approximately $1.7 million and $2.0 million, respectively.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As of December 31, 2014 and 2013, we have permanently reinvested approximately $3.4 million and $2.3 million of earnings from our international subsidiaries, respectively, and have not provided for U.S. federal income and foreign withholding taxes. If we were to distribute these earnings, such earnings could be subject to income or other taxes upon repatriation. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We recorded unrecognized tax benefits of approximately $1.3 million during 2014, and had a cumulative unrecognized tax benefit balance of approximately $4.3 million as of December 31, 2014. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.3 million. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

We are under examination by the tax authorities in India for the fiscal filing period 2010/11 for which we have received a notice of proposed adjustment relating to our transfer pricing between the US and our Indian subsidiary. It is reasonably possible that we will reach resolution of this audit within the next 12 months. This settlement may or may not result in changes to our contingencies related to position on tax filings in years through 2014. The range of possible outcomes for the Indian tax audit is zero to $0.1 million for the year assessed excluding interest and penalties.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During 2014, 2013 and 2012, we recognized $0.1 million, $0.1 million and $0.1 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2014 and 2013 were approximately $0.5 million and $0.4 million, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the years since inception through the 2014 tax year remain subject to examination by the federal, state, and foreign tax authorities.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at December 31, 2013	$2,994	$1,942	$565
Increase in tax positions for prior years	406	318	1,090
Decrease in tax positions for prior years	(284)	(2)	(258)
Decrease in tax positions for prior year settlement	—	(16)	—
Increase in tax positions for current year	1,172	742	495
Change due to translation of foreign currencies	(16)	10	50
Balance at December 31, 2014	$4,272	$2,994	$1,942

Note 16. Related-Party Transactions

During the year ended December 31, 2014 and 2013 we purchased products totaling $0.9 million and $0.4 million, respectively from Adobe Systems (Adobe). Our Chief Executive Officer is a member of the Board of Directors of Adobe. We also had $1.0 million and $0.2 million in revenues in the years ended December 31, 2014 and 2012, respectively from Adobe. As of December 31, 2014, we had $0.1 million in payables to Adobe.

During the year ended December 31, 2014, one of our board members was appointed to the Board of Directors of Cengage Learning (Cengage). During the year ended December 31, 2014, we had purchases of $12.4 million of products from Cengage.  As of December 31, 2014, we had $0.1 million in outstanding accounting receivable and accounts payable of $0.1 million to Cengage.

In addition, during 2012, we purchased $0.1 million of products and services from Jive Software. One of our directors is also a member of the Board of Directors of Jive Software.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Note 17. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. During 2014, 2013 and 2012, our matching contributions totaled approximately $0.8 million, $0.3 million and $0.3 million, respectively.

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

Product Information

We derive our revenue from the rental or sale of print textbooks and from digital offerings. Digital offerings primarily include our connected learning platform, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, online tutoring, our Chegg Study service, College Admissions, Scholarship Services, and internship services. Commissions earned through our Ingram partnership are included within the digital offering business. Revenue by product line as follows (in thousands):

	December 31,
	2014	2013	2012
Print textbooks	$213,657	$203,077	$185,169
Digital offerings	91,177	52,498	28,165
Total Revenue	304,834	255,575	213,334

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenue information is based on the location of the customer. In 2014, 2013 and 2012, substantially all of our revenue and long-lived assets are located in the United States.

Note 19. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenues	$74,393	$64,492	$81,532	$84,417
Gross profit	8,908	25,896	13,251	45,794
Net (loss) income	$(25,759)	$(8,246)	$(32,441)	$1,688
Weighted average shares used to compute net (loss) income per share:
Basic	82,181	83,209	83,688	83,925
Diluted	82,181	83,209	83,688	86,543
Net (loss) income per share:
Basic	$(0.31)	$(0.10)	$(0.39)	$0.02
Diluted	$(0.31)	$(0.10)	$(0.39)	$0.02

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenues	$61,015	$55,857	$61,587	$77,116
Gross profit	11,561	26,250	3,162	39,542
Net loss	(17,825)	(3,353)	(29,255)	(5,417)
Deemed dividend to preferred stockholders	—	—	—	(102,557)
Net loss attributable to common stockholders	$(17,825)	$(3,353)	$(29,255)	$(107,974)
Weighted average shares used to compute net loss attributable to common stockholders per share:
Basic	12,031	12,558	12,873	45,825
Diluted	12,031	12,558	12,873	45,825
Net loss attributable to common stockholders per share:
Basic	$(1.48)	$(0.27)	$(2.27)	$(2.36)
Diluted	$(1.48)	$(0.27)	$(2.27)	$(2.36)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the December 31, 2014 consolidated financial statements and constituted less than 1% of total assets and net assets as of December 31, 2014, and 2% of consolidated revenue for the year then ended. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No 1.-Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of our Board of Directors” and “Stockholder Proposals to Be Presented at Next Annual Meeting.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2- Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands)

	Years Ended December 31, 2014, 2013 and 2012
	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2014	$317	$234	$8	$559
2013	$502	$206	$(391)	$317
2012	$241	$502	$(241)	$502

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
March 6, 2015	By:	/s/ DAN ROSENSWEIG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Chairman	March 6, 2015
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	March 6, 2015
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller	March 6, 2015
Robin Tomasello	(Principal Accounting Officer)

Director
Jeffrey Housenbold

/S/ BARRY MCCARTHY	Director	March 6, 2015
Barry McCarthy

/S/ MARNE LEVINE	Director	March 6, 2015
Marne Levine

/S/ RICHARD SARNOFF	Director	March 6, 2015
Richard Sarnoff

/S/ TED SCHLEIN	Director	March 6, 2015
Ted Schlein

Director
John York

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Form of Restated Certificate of Incorporation of the Registrant, to be effective upon the completion of this offering	S-1/A	333-190616	10/01/13	3.02
3.02	Form of Restated Bylaws of the Registrant, to be effective upon the completion of this offering	S-1/A	333-190616	10/01/13	3.04
4.01	Form of Registrant’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 7, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-190616	08/14/13	4.02
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and the Registrant, dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and the Registrant, dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and the Registrant, dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and the Registrant, dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Chuck Geiger and the Registrant, dated June 30, 2009	10-K	001-36180	3/6/14	10.09
10.10†	Carrier Agreement by and between the Registrant and United Parcel Service Inc., effective April 28, 2008	S-1	333-190616	08/14/13	10.11
10.11	Credit Agreement, dated as of August 12, 2013, among the Registrant, the domestic subsidiaries of the Registrant and Bank of America, N.A.	S-1	333-190616	08/14/13	10.12
10.12	First Amendment to Credit Agreement, dated June 30, 2014, by and among Bank of America, N.A. and the domestic subsidiaries of Chegg, Inc.	10-Q	001-36180	8/8/14	10.01
10.13	Lease between Silicon Valley CA-I, LLC and the Registrant, dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.14	Commencement Date Memorandum between Silicon Valley CA-I, LLC and the Registrant, dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.15	Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.16
10.16	Amendment to Lease, dated as of May 13, 2011, amended the Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.17
21.01	List of subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X

31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X

†	Confidential treatment has been granted for portions of this exhibit by the SEC.
*	Indicates a management contract or compensatory plan.
**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.