Form 10-Q
period 2015-03-31
CHEGG, INC
filed 2015-05-08
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, the Registrant had 86,049,734 outstanding shares of Common Stock.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plans to,” “if,” “future,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	March 31, 2015	December 31, 2014
Assets	(unaudited)	*
Current assets:
Cash and cash equivalents	$50,028	$56,117
Short-term investments	28,867	33,346
Accounts receivable, net of allowance for doubtful accounts of $326 and $559 at March 31, 2015 and December 31, 2014, respectively	10,674	14,396
Prepaid expenses	8,611	3,091
Other current assets	3,986	3,864
Total current assets	102,166	110,814
Long-term investments	—	1,451
Textbook library, net	84,571	80,762
Property and equipment, net	17,892	18,369
Goodwill	91,301	91,301
Intangible assets, net	12,066	13,626
Other assets	1,732	1,804
Total assets	$309,728	$318,127
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,846	$10,945
Deferred revenue	44,969	24,591
Accrued liabilities	20,187	31,183
Total current liabilities	70,002	66,719
Long-term liabilities:
Other liabilities	4,285	4,365
Total long-term liabilities	4,285	4,365
Total liabilities	74,287	71,084
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value 400,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 85,849,349 and 84,008,043 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	86	84
Additional paid-in capital	533,739	516,845
Accumulated other comprehensive gain (loss)	31	(13)
Accumulated deficit	(298,415)	(269,873)
Total stockholders' equity	235,441	247,043
Total liabilities and stockholders' equity	$309,728	$318,127

* Derived from audited consolidated financial statements as of and for the year ended December 31, 2014.

See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues
Rental	$37,714	$46,856
Services	31,367	17,246
Sales	15,791	10,291
Total net revenues	84,872	74,393
Cost of revenues
Rental	38,555	47,697
Services	11,837	7,656
Sales	15,101	10,132
Total cost of revenues	65,493	65,485
Gross profit	19,379	8,908
Operating expenses:
Technology and development	16,144	11,320
Sales and marketing	21,392	15,027
General and administrative	11,777	9,840
Restructuring charges	2,514	—
Gain on liquidation of textbooks	(4,185)	(1,678)
Total operating expenses	47,642	34,509
Loss from operations	(28,263)	(25,601)
Interest expense and other income, net:
Interest expense, net	(61)	(61)
Other income, net	76	120
Total interest expense and other income, net	15	59
Loss before provision for income taxes	(28,248)	(25,542)
Provision for income taxes	294	217
Net loss	$(28,542)	$(25,759)
Net loss per share, basic and diluted	$(0.34)	$(0.31)
Weighted average shares used to compute net loss per share, basic and diluted	84,794	82,181
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(28,542)	$(25,759)
Other comprehensive (loss) income:
Net change in unrealized gain (loss) on available for sale investments	22	(16)
Change in foreign currency translation adjustments	22	23
Other comprehensive income	44	7
Total comprehensive loss	$(28,498)	$(25,752)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(28,542)	$(25,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	14,674	20,095
Amortization of warrants and deferred loan costs	35	29
Other depreciation and amortization expense	3,172	2,035
Share-based compensation expense	15,020	6,930
Provision for bad debts	(224)	(41)
Gain on liquidation of textbooks	(4,185)	(1,678)
Loss from write-offs of textbooks	2,544	4,402
Loss from disposal of property and equipment	202	—
Change in assets and liabilities net of effect of acquisition of business:
Accounts receivable	2,434	(2,227)
Prepaid expenses and other current assets	(5,598)	(1,902)
Other assets	47	(241)
Accounts payable	(4,938)	(786)
Deferred revenue	20,378	29,312
Accrued liabilities	(8,270)	(1,098)
Other liabilities	(58)	71
Net cash provided by operating activities	6,691	29,142
Cash flows from investing activities
Purchases of textbooks	(29,142)	(42,963)
Proceeds from liquidations of textbooks	11,979	11,276
Purchases of marketable securities	(6,243)	(42,829)
Maturities of marketable securities	12,140	13,100
Purchases of property and equipment	(1,486)	(1,285)
Acquisition of business	—	(500)
Net cash used in investing activities	(12,752)	(63,201)
Cash flows from financing activities
Proceeds from exercise of common stock under employee stock plans	6,626	89
Payment of taxes related to the net share settlement of RSUs	(4,391)	(3,454)
Repurchase of common stock	(2,263)	—
Net cash used in financing activities	(28)	(3,365)
Net decrease in cash and cash equivalents	(6,089)	(37,424)
Cash and cash equivalents, beginning of period	56,117	76,864
Cash and cash equivalents, end of period	$50,028	$39,440
Cash paid during the period for:
Interest	$25	$31
Income taxes	$423	$360
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,759	$2,661
Issuance of common stock related to prior acquisition	$825	$—
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2015 and our results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2014 as 2014.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Except for Restructuring charges, which is discussed below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

We have presented revenue and cost of revenues separately for rental, service and sale beginning with our Annual Report on Form 10-K. Rental revenue includes the rental of print textbooks; service revenue includes Chegg Study, brand advertising, eTextbooks, tutoring, enrollment marketing, and commerce; sale revenue includes just-in-time sale of print textbooks and the sale of other required materials. We have reclassified amounts in the prior periods to conform to the current period presentation. None of the changes impacts previously reported condensed consolidated revenue, cost of revenue, operating income, or earnings per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value related to our textbook library, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Restructuring Charges

Restructuring charges are primarily comprised of severance costs, contract and program termination costs, asset impairments and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Severance and other employee separation costs are accrued when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on our policies and practices and negotiated settlements. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days.

Recent Accounting Pronouncements

There have been no material changes to recent accounting pronouncements as compared to recent accounting pronouncements described in our Annual Report on Form 10-K.

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants and RSUs, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(28,542)	$(25,759)
Denominator:
Weighted-average common shares outstanding	84,794	82,259
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(78)
Weighted-average common shares used in computing basic and diluted net loss per share	84,794	82,181

Net loss per share, basic and diluted.	$(0.34)	$(0.31)

The following potential shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	12,398	17,598
Restricted stock units	54	3,991
Employee stock purchase plan	26	23
Common stock subject to repurchase or forfeiture	—	70
Warrants to purchase common stock	634	1,118
Total common stock equivalents	13,112	22,800

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands) as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$37,780	$—	$37,780	$49,836	$—	$49,836
Money market funds	7,299	—	7,299	5,828	—	5,828
Commercial paper	4,949	—	4,949	453	—	453
Total cash and cash equivalents	$50,028	$—	$50,028	$56,117	$—	$56,117
Short-term investments:
Commercial paper	$10,744	$—	$10,744	$13,435	$—	$13,435
Corporate securities	18,117	6	18,123	18,426	(15)	18,411
Certificate of deposit	—	—	—	1,499	1	1,500
Total short-term investments	$28,861	$6	$28,867	$33,360	$(14)	$33,346

Long-term corporate securities	$—	$—	$—	$1,453	$(2)	$1,451

Short-term restricted cash	$300	$—	$300	$300	$—	$300
Long-term restricted cash	1,480	—	1,480	1,480	—	1,480
Total restricted cash	$1,780	$—	$1,780	$1,780	$—	$1,780

The amortized cost and fair value of available-for-sale investments as of March 31, 2015 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$33,810	$33,816
Investments not due at a single maturity date	7,299	7,299
Total	$41,109	$41,115

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of March 31, 2015, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of four months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2015, we did not recognize any impairment charges.

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$7,299	$7,299	$—
Commercial paper	4,949	—	4,949
Short-term investments:
Commercial paper	10,744	—	10,744
Corporate securities	18,123	—	18,123
Total assets measured and recorded at fair value	$41,115	$7,299	$33,816

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,828	$5,828	$—	$—
Commercial paper	453	—	453	—
Short-term investments:
Commercial paper	13,435	—	13,435	—
Corporate securities	18,411	—	18,411
Certificate of deposit	1,500	—	1,500	—
Long-term investments, corporate securities	1,451	—	1,451
Total assets measured and recorded at fair value	$41,078	$5,828	$35,250	$—
Liabilities:
Put option liability	$1,079	$—	$—	$1,079

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

As of March 31, 2015, the put option liability (Level 3) which relates to a previous acquisition and provides certain employees of the acquired company the right to require us to acquire vested common shares at a stated contractual price were fully exercised and shares were repurchased from employees, with cash payment being made in the first quarter of 2015. We no longer hold any Level 3 assets or liabilities as of March 31, 2015.

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

Note 5. Intangible Assets

Intangible assets as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,418	$(5,369)	$4,049
Customer lists	20	2,820	(1,638)	1,182
Trade names	48	2,343	(481)	1,862
Non-compete agreements	28	1,220	(420)	800
Master service agreements	21	1,030	(457)	573
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,431	$(8,365)	$12,066

	December 31, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technologies	50	$9,792	$(5,000)	$(194)	$4,598
Customer lists	15	4,363	(1,816)	(829)	1,718
Trade names	44	3,132	(1,085)	(39)	2,008
Non-compete agreements	21	1,637	(421)	(278)	938
Master service agreements	21	1,030	(266)	—	764
Corporate partnerships	0	243	(31)	(212)	—
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets		$23,797	$(8,619)	$(1,552)	$13,626

During the three months ended March 31, 2015 and 2014, amortization expense related to our acquired intangible assets totaled approximately $1.6 million and $0.6 million, respectively.

As of March 31, 2015, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2015	$3,202
2016	2,238
2017	1,701
2018	1,018
2019	307
Total	$8,466

Note 6. Debt Obligations

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  In June 2014 we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature subject to certain financial criteria that would allow us to draw down to $75.0 million in total. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire in August 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of March 31, 2015, we were in compliance with these financial covenants.

Note 7. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at March 31, 2015, related to our headquarters in Santa Clara, California and our warehouse in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.9 million and $0.8 million in the three months ended March 31, 2015 and 2014, respectively.

On April 10, 2015, we signed an agreement to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016.

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation, or other forms of communication. In addition, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters.

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the

Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against Chegg and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. Due to the preliminary status of the appeal by the Kentucky Department of Revenue and the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our determination of whether a claim will proceed to litigation cannot be made with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results, and/or financial condition.

Note 8. Guarantees and Indemnifications

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2015.

Note 9. Stockholders' Equity

Share-Based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$134	$178
Technology and development	4,707	2,382
Sales and marketing	5,054	1,332
General and administrative	5,125	3,038
Total share-based compensation expense	$15,020	$6,930

Fair Value of Stock Options

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of our common stock and requires input on the following subjective assumptions:

Expected Term — The expected term for options granted to employees, officers, and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life.

Expected Volatility — The expected volatility is based on the average volatility of similar public entities within our peer group as our common stock has not been publicly trading for a long enough period to rely on our own expected volatility.

Expected Dividends — The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate — The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

Three Months Ended March 31,
2014
Expected term (years)	6.07
Expected volatility	56.83%
Dividend yield	—%
Risk-free interest rate	2.02%
Weighted-average grant-date fair value per share	$4.23

No option awards were granted to employees during the three months ended March 31, 2015.

Fair Value of Restricted Stock Units (RSUs) and of Performance-Based Restricted Stock Units (PSUs)

RSUs and PSUs are converted into shares of Chegg common stock upon vesting on a one-for-one basis. Vesting of RSUs is subject to the employee’s continuing service to us, while vesting of PSUs is subject to our achievement of specified corporate financial performance objectives and also the employee's continuing service to us. The compensation expense related to RSUs and PSUs is determined using the fair value of our common stock on the date of grant and the expense is recognized on a straight-line basis over the vesting period. RSUs are typically fully vested at the end of four years while PSUs vest subject to the achievement of corporate financial performance objectives and if achieved, typically vest over two to three years.

Fair Value of Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan (the 2013 ESPP), rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the 2013 ESPP was estimated at the date of grant using the Black-Scholes-Merton option-pricing model.

Stock Option Activity

Option activity under our equity incentive plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	14,962,099	$8.53	7.11	$6,646,629
Exercised	(959,997)	$6.90
Canceled	(344,420)	$8.72
Balance at March 31, 2015	13,657,682	$8.64	6.77	$10,356,198

As of March 31, 2015, our total unrecognized compensation expense for stock options granted to employees, officers, directors and consultants was approximately $19.9 million, which will be recognized over a weighted-average vesting period of approximately 1.6 years.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No option awards were granted to consultants during the three months ended March 31, 2015 and 2014. Total share-based compensation expense for consultants was not significant for the three months ended March 31, 2015 and 2014.

There was no capitalized share-based compensation expense as of March 31, 2015 or 2014.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	9,125,190	$6.25
Granted	6,225,055	6.64
Released	(1,404,733)	7.73
Canceled	(294,760)	6.34
Balance at March 31, 2015	13,650,752	$6.28

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

In February 2015, we granted PSUs under the 2013 Plan to certain of our key employees. The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the Performance Period). Based on the achievement of the performance conditions during the Performance Period for the February grants, the final settlement will range between zero and 100% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee.  If earned, these PSUs will vest annually over a two or three year period depending on the employee, with the initial vesting in February 2016.

The target number of shares underlying the PSUs that were granted to certain key employees during the three months ended March 31, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. As of March 31, 2015, 100% of the PSUs are expected to vest.

As of March 31, 2015, we had a total of approximately $59.0 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 2.0 years.

Note 10. Income Taxes

We recorded an income tax provision of approximately $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The income tax provision for the three months ended March 31, 2015, was primarily due to state and foreign income taxes offset by the release of valuation allowance resulting from our acquisition of InstaEDU. The income tax provision for the three months ended March 31, 2014 was primarily due to state and foreign income tax expense.

Note 11. Restructuring Charges

2015 Restructuring Plan

For the three months ended March 31, 2015, we recorded restructuring charges of $2.5 million related to the closure of our print coupon business and our Kentucky warehouse. The charges include one-time employee termination benefits of $0.8 million for approximately 71 employees and lease termination and other costs of $1.7 million. As a result of the expanded partnership with Ingram, we expect to exit our warehouse facilities by the end of 2015 and to incur additional charges in 2015 under the restructuring plan related to these exit activities and related severance costs of approximately $6.0 million. Costs incurred to date related to employee termination benefits are expected to be paid within the next twelve months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges detailed by event (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balances at January 1, 2015	$—	$—	$—
Restructuring charges	834	1,680	2,514
Cash payments	(439)	—	(439)
Write-offs	—	(350)	(350)
Balances at March 31, 2015	$395	$1,330	$1,725

As of March 31, 2015, the $1.7 million liability was comprised of a short term accrual of $0.8 million included within Accrued liabilities and a long term accrual of $0.9 million included within Other liabilities on the condensed consolidated balance sheet.

Note 12. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems (Adobe). During the three months ended March 31, 2015 and 2014 we purchased products totaling $0.1 million and $0.2 million, respectively from Adobe. We had $0.8 million in revenues in the three months ended March 31, 2014 from Adobe. We had $22,000 and $0.1 million in payables as of March 31, 2015 and December 31, 2014, respectively, to Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning (Cengage).  During the three months ended March 31, 2015 and 2014, we had purchases of $4.3 million and $5.9 million, respectively, of products from Cengage.  We had $0.2 million and $0.1 million in payables as of March 31, 2015 and December 31, 2014, respectively, to Cengage. We had $0.1 million in outstanding accounts receivables to Cengage as of December 31, 2014.

One of our board members is the Chief Executive Officer of Shutterfly Inc. (Shutterfly). During the three months ended March 31, 2015, we had purchases of $1.1 million of products from Shutterfly. There were no outstanding accounts receivables or payables to Shutterfly as of March 31, 2015.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. We help students find the right school to accomplish their goals, get better grades and test scores while in school and find internships that allow them to gain valuable skills to help them enter the workforce after school. By helping students learn more in less time and at a lower cost, we are improving the overall return on investment in education.

We match domestic and international students with colleges and universities and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money and get smarter. We offer an extensive print textbook library for rent and sale through our strategic partnership with Ingram. We also rent and sell eTextbooks. Students subscribe to our digital services, such as Chegg Study, which provides Textbook Solutions and Q&A, helping students with their course work. When students are really stuck, they can reach a live tutor online, anytime, anywhere through our Chegg Tutors service. Finally, we provide access to internships to help students gain skills which are critical to securing their first job.

To deliver services to students, we partner with a variety of third parties. We work with colleges who rely on us to help shape their incoming classes. We source print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large and growing network of students and professionals who leverage our platform to tutor in their spare time. Further, employers leverage our platform to post their internships. In addition, because we have a large student audience, local and national brands partner with us to reach the college and high school demographic.

During the three months ended March 31, 2015 and 2014, we generated net revenues of $84.9 million and $74.4 million, respectively, and in the same periods had net losses of $28.5 million and $25.8 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our platform and the development of additional products and services that serve students. In the first quarter of 2015, we exited our print coupon business and announced our partnership with Ingram, which will result in the closure of the Kentucky warehouse by the end of 2015. As a result of these actions we recorded a $2.5 million restructuring charge during the three months ended March 31, 2015 and total restructuring charges to be incurred under the 2015 restructuring plan are expected to be approximately $6.0 million.

Our strategy for achieving and maintaining profitability is centered upon our ability to use our digital offerings to increase student engagement with our connected learning platform. We expect our partnership with Ingram to accelerate the growth of our higher margin digital offerings while allowing us to maintain our leadership and brand recognition in print textbook rental. We entered into a definitive inventory purchase and consignment agreement with Ingram in April 2015 that we expect will allow us to exit the capital intensive aspects of our print textbook rental business and to focus exclusively on our digital offerings by 2017. Under the agreement, beginning May 1, 2015, Ingram is responsible for all new investments in the textbook library, fulfillment logistics, and has title and risk of loss related to textbook rentals. As a result of this change to our model, we expect to cease making additional investments in our textbook library during 2015 and to rent and liquidate our existing inventory of books during 2015 and 2016. This new model will allow us to reduce the operating expenses we incur to acquire and maintain a print textbook library. As we transition to a pure digital offerings model, we will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. We will also provide Ingram with extended payment terms in 2015 and 2016 as we procure textbooks on behalf of Ingram, before moving to normal payment terms in 2017. We plan to continue to invest in the expansion of our digital offerings to provide a more compelling and personalized solution and deepen engagement with students. We believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of higher margin digital offerings, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from our digital offerings and other factors described in greater detail in “Risk Factors.”

Our Print Textbook Business

Our print textbook rental business is highly capital intensive. We purchase textbooks, rent them to students for the academic term at a substantial discount from list price to attract volume and realize return on our investment by renting the same book over multiple academic terms.

We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the three months ended March 31, 2015 and March 31, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was $17.2 million and $31.7 million, respectively.

As a result of our expanded partnership with Ingram, beginning May 1, 2015, Ingram is responsible for all new investments in the textbook library required to support print textbook rental orders. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram is responsible for funding all new textbook inventory, fulfillment logistics, and has title and risk of loss related to textbook rentals. As a result of this change to our model, we expect to cease making additional investments in our textbook library during 2015 and to rent and liquidate our existing inventory of books during 2015 and 2016.

We use our website to liquidate textbooks from our textbook library, which allows us to generate greater recovery on our textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We are able to adjust what we liquidate based on expected rental demand. We source both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used textbooks allows us to reduce the investments necessary to maintain our textbook library while at the same time attracting students to our website by offering them more for their textbooks than they could generally get by selling them back to their campus bookstore.

Our Digital Offerings Business

Our digital learning and advertising offerings, which we refer to as “digital offerings” are experiencing rapid growth. Our digital offerings for students include the Student Hub, our connected learning platform, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, which we offer as a rental-equivalent solution and for free for students awaiting the arrival of their print textbook rental, online tutoring, our Chegg Study service, College Admissions, Scholarship Services and internship services. Commissions earned through our Ingram partnership are also included within the digital offerings business. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Adobe, Dell, Microsoft, PayPal, Proctor & Gamble, Red Bull and Shutterfly, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate digital offerings amounted to 39% and 24% of net revenues during the three months ended March 31, 2015 and 2014, respectively.

Seasonality of Our Business
A substantial majority of our revenue is recognized ratably over the term the student rents our textbooks or has access to our digital offerings. This generally results in our highest revenue in the fourth quarter as it reflects more days of the academic year and our lowest revenue in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. As a result of these factors, the most concentrated periods for our revenue and expenses do not necessarily coincide and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. In the future, our expanded strategic partnership with Ingram may shift peak revenue from the sale or rental of textbooks as a result of our revenue sharing agreement.
Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenue):

	Three Months Ended March 31,
	2015		2014
Net revenues
Rental	$37,714	44%	$46,856	63%
Services	31,367	37	17,246	23
Sales	15,791	19	10,291	14
Total net revenues	84,872	100	74,393	100
Cost of revenues(1)
Rental	38,555	45	47,697	64
Services	11,837	14	7,656	10
Sales	15,101	18	10,132	14
Total cost of revenues	65,493	77	65,485	88
Gross profit	19,379	23	8,908	12
Operating expenses(1):
Technology and development	16,144	19	11,320	15
Sales and marketing	21,392	25	15,027	20
General and administrative	11,777	14	9,840	13
Restructuring charges	2,514	3	—	—
Gain on liquidation of textbooks	(4,185)	(5)	(1,678)	(2)
Total operating expenses	47,642	56	34,509	46
Loss from operations	(28,263)	(33)	(25,601)	(34)
Interest expense and other income, net	15	—	59	—
Loss before provision for income taxes	(28,248)	(33)	(25,542)	(34)
Provision for income taxes	294	—	217	—
Net loss	$(28,542)	(33)%	$(25,759)	(34)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$134		$178
Technology and development	4,707		2,382
Sales and marketing	5,054		1,332
General and administrative	5,125		3,038
Total share-based compensation expense	$15,020		$6,930

Three Months Ended March 31, 2015 and 2014

Net Revenues

Net revenues in the three months ended March 31, 2015 increased $10.5 million, or 14%, compared to the same period in 2014. Rental revenue decreased $9.1 million or 20%, while service revenue increased $14.1 million, or 82%, and sale revenue increased $5.5 million, or 53%. The decrease in rental revenue in the three months ended March 31, 2015 as compared to the same period in 2014 was due to our partnership with Ingram, which commenced in August 2014. As a result of the Ingram partnership, our rental revenue is now comprised of a commission on the total revenue from a rental transaction that we earn from Ingram upon Ingram's fulfillment of the rental transaction using books for which Ingram has title and risk of loss. We record the commission we earn from Ingram as digital offerings revenue and service revenue. The increase in services and sales revenue in the three months ended March 31, 2015 as compared to the same period in 2014 was driven primarily from growth across our digital offerings for students which included revenue from Ingram and our InstaEDU acquisition in 2014.

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Print textbooks	$51,349	$56,625	(5,276)	(9)%
Digital offerings	33,523	17,768	15,755	89
Net revenues	$84,872	$74,393	$10,479	14%

The year-over-year increase in net revenues was the result of an 89% increase in digital offerings due to growth in new memberships for our Chegg Study service, revenue from acquisitions that we completed during the first quarter of 2014, growth in our enrollment marketing services as we delivered more leads, an increase in eTextbook volumes as well as our commission earned from Ingram related to textbook rentals. Digital offerings represented 39% of net revenues during the three months ended March 31, 2015 and 24% of net revenues during the three months ended March 31, 2014. This increase was partially offset by a decrease in print textbook revenue primarily due to our partnership with Ingram. Because we record the commission we earn from Ingram as digital offerings revenue and service revenue, we expect our print textbook revenue and rental revenue to continue to decrease throughout 2015 as we transition investments in the textbook library and logistics and fulfillment for print textbook rental orders to Ingram and to decrease to zero by the end of 2016 when we will have fully liquidated our textbook library.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Cost of revenues(1)	$65,493	$65,485	$8	—%

(1) Includes share-based compensation expense of:	$134	$178	$(44)	(25)%

Cost of revenues in the three months ended March 31, 2015 remained relatively consistent compared to the same period in 2014, while net revenues increased $10.5 million. Gross margins increased to 23% in the three months ended March 31, 2015, as digital offerings become a larger percentage of our business. Further, as we move towards Ingram taking title and risk of loss for the textbook inventory needed to fulfill all print textbooks rentals and sales, we anticipate our print related cost of revenues will continue to decrease and our total gross margins will increase to be more in-line with gross margins we experience for digital offerings today.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Technology and development(1)	$16,144	$11,320	$4,824	43%
Sales and marketing(1)	21,392	15,027	6,365	42
General and administrative(1)	11,777	9,840	1,937	20
Restructuring charges	2,514	—	2,514	n/m
Gain on liquidation of textbooks	(4,185)	(1,678)	(2,507)	149
	$47,642	$34,509	$13,133	38%

(1) Includes share-based compensation expense of:
Technology and development	$4,707	$2,382	$2,325	98%
Sales and marketing	5,054	1,332	3,722	279
General and administrative	5,125	3,038	2,087	69
Share-based compensation expense	$14,886	$6,752	$8,134	120%
_____________________________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended March 31, 2015 increased $4.8 million, or 43%, compared to the same period in 2014. During the three months ended March 31, 2015 our employee-related expenses and share-based compensation expenses increased $1.6 million and $2.3 million, respectively, compared to the same period in 2014. Share-based compensation expense increased primarily due to focal grants given during the first quarter of 2015.  In addition, expenses for outside services increased $0.7 million and web hosting and software licensing fees increased $0.3 million compared to the three months ended March 31, 2014. Technology and development as a percentage of net revenues was 19% during the three months ended March 31, 2015 compared to 15% during the three months ended March 31, 2014.

Sales and Marketing
Sales and marketing expenses during the three months ended March 31, 2015 increased by $6.4 million, or 42%, compared to the same period in 2014. The increase in absolute dollars is primarily attributable to an increase in our employee-related expenses and share-based compensation which increased $1.0 million and $3.7 million, respectively, compared to the three months ended March 31, 2014.  The increase in employee related expenses is primarily due to acquisition related retention bonuses and the increase in share-based compensation is primarily due to focal grants given during the first quarter of 2015. In addition, amortization of our intangibles increased $0.9 million related to acquisitions completed in 2014. Sales and marketing expenses as a percentage of net revenues increased to 25% during the three months ended March 31, 2015 compared to 20% during the three months ended March 31, 2014.

General and Administrative

General and administrative expenses in the three months ended March 31, 2015 increased $1.9 million, or 20%, compared to the same period in 2014. The increase in absolute dollars was due to higher employee-related expenses and share-based compensation expenses which increased $0.6 million and $2.1 million, respectively, compared to the three months ended March 31, 2014 offset by a decrease in professional fees of $0.5 million. General and administrative expenses as a percentage of net revenues remained relatively flat at 14% during the three months ended March 31, 2015 compared to 13% during the three months ended March 31, 2014.

Restructuring Charges

In the three months ended March 31, 2015, we incurred restructuring charges of $2.5 million resulting from the closure of our print coupon business and the expected closure of our warehouse in Kentucky. The restructuring charges were comprised of employee severance of $0.8 million and lease termination and other contractual terminations of $1.7 million. We expect costs savings from our employee terminations from our print coupon business to be realized beginning in the second quarter of 2015 and from the expected closure of our warehouse in Kentucky to be realized beginning in the first quarter of 2016. The decision to close our warehouse in Kentucky was made in conjunction with our expanded partnership with Ingram that we anticipate will enable us to become a fully digital company by 2017. As a result of the expanded partnership with Ingram, we expect to exit our warehouse facilities by the end of 2015 and to incur future charges related to these exit activities of approximately $6.0 million that we expect to recognize over the remainder of 2015.

Gain on Liquidation of Textbooks

In the three months ended March 31, 2015 and 2014, we had a net gain on liquidations of $4.2 million and $1.7 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Interest expense, net	$(61)	$(61)	$—	—%
Other income, net	76	120	(44)	(37)
Total interest expense and other income, net	$15	$59	$(44)	(75)%

Interest expense, net remained flat during the three months ended March 31, 2015 compared to the same period in 2014.

Other income, net during the three months ended March 31, 2015 and March 31, 2014 was primarily due to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Provision from income taxes	$294	$217	$77	35%
We recorded an income tax provision of approximately $0.3 million and $0.2 million in the three months ended March 31, 2015 and 2014, respectively, that was primarily comprised of state and foreign income tax expense.

Liquidity and Capital Resources

As of March 31, 2015 our principal sources of liquidity were cash, cash equivalents and investments totaling $78.9 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, U.S. government treasuries and money market funds. We also have $40.0 million available under our Revolving Credit Facility with an accordion feature subject to certain financial criteria that would allow us to increase the amount available to $75.0 million in total. The Revolving Credit Facility expires in August 2016. As of March 31, 2015, we had no amounts outstanding under the Revolving Credit Facility.

Our print textbook business is highly capital intensive and we typically use cash for our investing activities while we generate positive cash flows from operations. We capitalize the investment in our print textbook library and depreciate the value of our textbooks over their useful life as cost of revenues. During the three months ended March 31, 2015 and 2014, our investment in print textbooks, net of proceeds from textbook liquidations, was $17.2 million and $31.7 million, respectively. As a result of our expanded strategic partnership with Ingram, we will continue to buy used books on Ingram’s behalf including books through our buyback program, and invoice Ingram at cost. We will also provide Ingram with extended payment terms in 2015 and 2016 for the purchase of textbooks, before moving to normal payment terms in 2017.

As of March 31, 2015, we have incurred cumulative losses of $298.4 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

We believe that our existing sources of liquidity will be sufficient to fund our operations, debt service and repayment obligations for at least the next 12 months. Our future capital requirements will depend on many factors including our ability to source and liquidate textbooks, our rate of revenue growth, our investments in technology and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash equivalents, investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

As of March 31, 2015 our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$6,691	$29,142
Net cash used in investing activities	(12,752)	(63,201)
Net cash used in financing activities	(28)	(3,365)

Cash Flows from Operating Activities

Although we incurred net losses during the three months ended March 31, 2015 and 2014, we generated positive cash flows from operating activities, which was primarily the result of our increased digital offerings revenue. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense. During the three months ended March 31, 2015 and 2014, our non-cash operating expenses and changes in operating assets and liabilities partially and more than offset, respectively, our net loss.

Net cash provided by operating activities during the three months ended March 31, 2015 was $6.7 million. Our net loss of $28.5 million was partially offset by significant non-cash operating expenses, including textbook library depreciation expense of $14.7 million, other depreciation and amortization expense of $3.2 million, share-based compensation expense of $15.0 million and loss from write-offs of textbooks of $2.5 million.

Net cash provided by operating activities during the three months ended March 31, 2014 was $29.1 million. Although we incurred a net loss of $25.8 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $20.1 million, other depreciation and amortization expense of $2.1 million, share-based compensation expense of $6.9 million and loss from write-offs of textbooks of $4.4 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of textbooks, investments and property and equipment, offset by proceeds from the maturity of investments and the proceeds from the liquidation of textbooks.

Net cash used in investing activities during the three months ended March 31, 2015 was $12.8 million and was primarily used for the purchases of textbooks of $29.1 million, purchases of investments of $6.2 million and purchases of property and equipment of $1.5 million, partially offset by proceeds from the sale or maturity of investments of $12.1 million and proceeds from the liquidation of textbooks of $12.0 million.

Net cash used in investing activities during the three months ended March 31, 2014 was $63.2 million and was primarily used for purchase of textbooks of $43.0 million, purchase of investments of $42.8 million and purchase of property and equipment of $1.3 million, partially offset by proceeds from the sale or maturity of investments of $13.1 million and proceeds from liquidation of textbooks of $11.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2015 was $28,000 and was primarily related to the payment of $4.4 million in taxes related to the net share settlement of RSUs which became fully vested during the period as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition offset by the proceeds from the exercise of stock options totaling $6.6 million.

Net cash used by financing activities during the three months ended March 31, 2014 was $3.4 million and was primarily related to the payment of taxes related to the net share settlement of RSUs which became fully vested during the quarter.

Contractual Obligations and Other Commitments

As a result of our expanded partnership with Ingram and plan to exit the Kentucky warehouse by the end of 2015, we signed an agreement on April 10, 2015 to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016.

Off-Balance Sheet Arrangements

Through March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as compared to recent accounting pronouncements described in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2015, compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation or other forms of communication. In addition, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters.
In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against Chegg and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. Due to the preliminary status of the appeal by the Kentucky Department of Revenue and the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. We began transitioning to a new model for our print textbook business in August 2014 through our strategic partnership with Ingram. The new model will allow us to exit the more capital intensive aspects of the print textbook rental business, namely investments in the textbook library and logistics and fulfillment operations. We expect the transition to be complete by 2017, at which point, we would market, use our branding and maintain the customer experience around print textbook rentals, while Ingram would be entirely responsible for funding all new textbook inventory, fulfillment, logistics, and have title and risk of loss related to textbook rentals. The transition may be disruptive to our operations and if we are unable to successfully transition these aspects of our print textbook rental business to Ingram, may adversely affect our business and results of operations.
Since July 2010, we also have been focused on expanding our digital offerings, in many instances through the acquisition of other companies, to include digital textbooks (eTextbooks), supplemental materials, multiplatform eTextbook Reader software, Chegg Study, Chegg Tutors, College Admissions and Scholarship Services, purchases of used textbooks, internships, careers, college counseling, enrollment marketing services and brand advertising. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate new products and services with our textbook offerings or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our digital offerings, and the ultimate size of the market for our products and services. If the market for a connected learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.
We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our relatively new, evolving and unproven business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;

•	attract and retain colleges, universities and other academic institutions and brands to our marketing services;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	develop a profitable business model and pricing strategy;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our innovative business;

•	maintain relationships with strategic partners, including Ingram and other distributors, publishers, wholesalers, colleges and brands;

•	integrate and realize synergies from businesses that we acquire; and

•	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2015 and 2014 were $28.5 million and $25.8 million, respectively. As of March 31, 2015, we had an accumulated deficit of $298.4 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our revenue to revenue from digital offerings by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the three months ended March 31, 2015 and 2014, this business accounted for 61% and 76% of our revenue, respectively. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive print textbook rental business, we have entered into a partnership with Ingram wherein Ingram makes all new investments in the textbook library, taking title and risk of loss for the books, and provides logistical and fulfillment services for the books that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory and fulfillment and logistics operations. As a result of this change to our model, we expect to cease making additional investments in our textbook library during 2015 and to rent and liquidate our existing inventory of books during 2015 and 2016. We expect the transition of these aspects of our print textbook business to Ingram to be complete by 2017. Our partnership with Ingram is non-exclusive and subject to significant risks, including our ability to transition logistical and fulfillment activities to Ingram and liquidate our inventory of textbooks in a cost-effective manner, Ingram's ability to manage logistical and fulfillment activities for us, the partnership may not be successful or profitable for us or for Ingram, and we or Ingram may elect to terminate the partnership sooner than anticipated.

The growth of our print textbook rental business is also subject to risks as a result of the changes taking place more generally in the publishing industry and the increasing shift towards digital content. To the extent eTextbooks increase in popularity and demand for print textbooks declines, we anticipate that more and more eTextbooks will be published and distributed in the retail market, which could reduce the demand for print textbooks and materially and adversely affect our operating results. For example, publishers have significant flexibility in pricing eTextbooks due to their low production costs and may change their pricing strategies in the future, especially in light of increasing competition in the print textbook market and the rising costs of education. If the retail price of eTextbooks were to be significantly lower than print textbooks, consumers may purchase eTextbooks directly from the publisher or other retailers rather than use our print textbook or eTextbook services. In the short term, this would have a negative effect on our ability to generate revenue from our print textbook business and could result in our inability to achieve financial return targets set forth in the agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. In addition, the transition to eTextbooks will greatly reduce the capital requirements that currently serve as a barrier to entry in the textbook distribution market, may result in increased competition and may require us to make significant changes to our business model.

We have added and plan to continue to add new digital offerings to our platform to diversify our sources of revenue, which will require us to make substantial investments in the products and services we develop or acquire. New digital offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because digital offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our digital offerings does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenue, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenue and income potential of our business is uncertain.

Our business is highly seasonal and our reliance on a concentration of activity at the beginning of each academic term exposes our business to increased risk from disruption during peak periods and makes our operating results difficult to predict.

We derive a majority of our net revenues from print textbook rental and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter and spring academic terms. In particular, we experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and in January. The increased volume of orders that we, or Ingram, have to process during these limited periods of time means that any shortfalls or disruptions in our business during these peak periods will have a disproportionately large impact on our annual operating results and the potential future growth of our business.

As a result of this seasonality, which corresponds to the academic calendar, our revenue fluctuates significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our revenue and operating results are not likely to be meaningful. In addition, our operating results for any given quarter cannot be used as an accurate indicator of our results for the year. In particular, we anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” In addition, our digital offerings, which includes the commissions we earn from our partnership with Ingram, are relatively new and, as a result, we have limited experience with forecasting revenues from them.

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

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenue and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur textbook acquisition, shipping, other fulfillment and marketing expense in connection with our peak periods at the beginning of each academic term. Although we expect these expenses to decrease as we transition textbook acquisition, shipping and fulfillment activities to Ingram. Because our revenue is concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential comparison of our financial results may not be meaningful. In addition, a portion of our expenses, such as office space and warehouse facility lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership is expected to result in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations to decrease and for overall operating expenses to be more evenly distributed throughout the year. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our platform may decline or fluctuate because of several factors, including:

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for textbooks;

•	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our digital offerings compared to those of our competitors;

•	our ability to engage high school students with our College Admissions and Scholarship Services;

•	changes in student spending levels;

•	the effectiveness of our sales and marketing efforts;

•	our ability to introduce new products and services that are favorably received by students; and

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market.

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

Our business strategy includes increasing our revenue from enrollment marketing services and brand advertising. Colleges and brands may view our connected learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of colleges that use our enrollment marketing services and brands that use our brand advertising, and ultimately to generate advertising and marketing services revenue, depends on a number of factors, including our ability to successfully:

•	compete for advertising and marketing dollars from colleges, brands, online marketing and media companies and advertisers;

•	penetrate the market for student-focused advertising;

•	develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, personal computer and mobile and other connected devices;

•	improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	maintain the retention, growth and engagement of our student user base;

•

•	strengthen our brand and increase our presence in media reports and other publicity companies that utilize online platforms for advertising and marketing purposes;

•	create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	manage changes in the way online advertising and marketing services are priced;

•	weather the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general; and

•	manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business could be adversely affected.

Our ability to attract and retain students and increase their engagement with our platform depends on our ability to connect them with the product, person or service they need to save time, save money and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, we acquired our tutoring service in the acquisition of InstaEDU in June 2014 and our internships service in the acquisition of Internships.com in October 2014. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and services and other initiatives to generate revenue, but there is no guarantee these approaches will be successful. Acquisitions of new companies and products create integration risk, while development of new products and services and enhancements to existing products and services involves significant time, labor and expense and is subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected. For example, in 2014 we acquired, but later determined that we would not continue to support or look to expand our print coupon business and as a result, in 2014 recorded an impairment charge of $1.6 million related to the write-off of intangible assets from that acquisition.

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

•
technical or other problems that prevent us, or Ingram, from delivering our products and services in a rapid and reliable manner or that otherwise affect the student experience on our website or with our print textbook business.

Our future revenue depends on our ability to continue to attract new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation, requiring us to invest continuously in marketing to the student population to build brand awareness and loyalty, which we may not be able to accomplish on a cost-effective basis or at all.

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenue and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our platform.

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

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful we may not be able to offset our acquisition costs. Acquisitions involve many risks that may negatively impact our results of operations, including the risks that the acquisitions may:

•	require us to incur charges and substantial debt or liabilities,

•	cause adverse tax consequences, substantial depreciation or deferred compensation charges,

•
result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, and

•	give rise to various litigation risks, including the increased likelihood of litigation.

In addition:

•	we may not generate sufficient financial return to offset acquisition costs;

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

•
our ability and Ingram's ability to manage our fulfillment processes to handle significant increases in the number of students and student selections, both in peak periods and resulting in potential growth in the volume of transactions over time;

•	our ability to successfully utilize the information gathered from our platform to target sales of complementary products and services to our users;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage our textbook library;

•	our ability to partner and integrate with third-party fulfillment services to facilitate our transition to digital content;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the effectiveness of our shipping center and those of our partners, particularly in peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to higher education.

Ingram purchases, and we price, textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

The print textbook rental distribution model requires our fulfillment partner, Ingram, to make substantial investments in their textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on these investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of not achieving financial return targets set forth in the agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. We typically plan the textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in our textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing competition becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize the purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to us or our fulfillment partner in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books or returns damaged books, or if we for any other reason anticipate inaccurately and cause our fulfillment partner to acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased cost in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and cause our fulfillment partner to acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and we may be required to make additional payments to Ingram and our gross margins would be affected adversely.

When deciding whether to offer a textbook for rent and the price we charge for that rental, we also must weigh a variety of factors and assumptions and if our judgments or assumptions are incorrect our gross margins may be adversely affected. Certain textbooks cost more to acquire depending on the source from which they are acquired and the terms on which they are acquired. We must factor in some projection of the number of rentals we will be able to achieve with such textbooks and at what rental price, among other factors, to determine whether we believe it will be profitable to cause Ingram to acquire such textbooks and for us to offer them for rent. If the textbooks Ingram acquires are lost or damaged prematurely Ingram may not be able to recover its costs or generate revenue on those textbooks. If we are unable to effectively make decisions about whether to cause Ingram to acquire textbooks and the price we charge to rent those textbooks, including if the assumptions upon which our decisions are made prove to be inaccurate, our gross margins may decline significantly.

We may need additional capital, and we cannot be sure that additional financing will be available.

Our print textbook business is highly capital intensive. Historically, our use of cash to invest in our textbook library has substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, especially considering the new expanded partnership with Ingram, we may require additional financing, particularly if the investment required to fund our print textbook business is greater than we anticipated or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all especially considering that we will no longer possess a textbook library, which we previously used as collateral for our debt financings, following the full transition resulting from the expanded Ingram partnership. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

Difficulties that could arise from our partnership with Ingram may have an adverse effect on our business and results of operations.

We currently rely on Ingram to make new investments in the textbook library and fulfill a portion of our print textbook rentals and sales orders and we expect to fully rely on Ingram for such activities by 2017. As we continue to focus on reducing the expense and investment necessary to support our print textbook business, we have become increasingly committed to our strategic partnership. If our continuing relationship with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able perform as anticipated, or we experience problems with the transition of our print textbook‑related logistical and fulfillment activities to Ingram, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business and results of operations and financial condition.

If our relationships, or Ingram's relationships, with the shipping providers that deliver textbooks directly to our students are terminated or impaired, if shipping costs increase or if these vendors are unable to timely deliver textbooks to our students, our business and results of operations could be substantially harmed.

We and Ingram predominantly rely on United Parcel Service (UPS), to deliver textbooks from our textbook warehouse and to return textbooks to us from our students. To a lesser extent we and Ingram rely on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill textbook sales orders and liquidations. As a result, our print textbook business is subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If the delivery failures or delays or damage rates for our textbooks increase as a result of any such factors, this would increase our cost to deliver textbooks. In addition, if our shipping vendors increased shipping costs for our textbooks, our gross profit could be affected adversely if we elect not to raise our rental rates to offset the increase. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, our ability and Ingram's ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If our or Ingram's relationships with our shipping vendors are terminated or impaired or if our or Ingram's shipping vendors are unable to deliver merchandise for us, we or Ingram would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. We or Ingram may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to us, if at all. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

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

Our industry is evolving rapidly and is becoming increasingly competitive. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. For example, a recent Supreme Court decision may make it easier for third parties to import low-cost “gray market” textbooks for resale in the United States, and these textbooks may compete with our offerings. In addition, Follett has partnered with some colleges through its includED program, which allows schools to deliver required course materials directly to students by including them in the cost of college as part of tuition and fees. Such strategic alliances may eliminate our ability to compete favorably with our print textbook rental business because of the added convenience they offer to students, which may result in reduced textbook rentals, loss of market share and reduced revenue. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect our fulfillment partner's ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to our digital offerings. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

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

We rely on computer systems housed in two facilities, one located on the East Coast and one located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a live fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process could still result in service interruptions. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. For example, our operations in Visakhapatnam, India were disrupted for several days following the landfall of cyclone Hudhud in October 2014. Our facilities also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, theft or alteration of, the content and data contained on our systems. We also rely on systems and infrastructure of the Internet to operate our business and provide our services. Interruptions in our own systems or in the infrastructure of the Internet could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

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

We expect a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable or prevent us or Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize independent contractors and temporary personnel to supplement our workforce primarily in our warehouse and student advocacy organizations. Competition for qualified personnel has historically been intense, and we may be unable to adequately staff our warehouse and student advocacy organizations during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship a book, which could lead to customer dissatisfaction, and the amount of time required to process a rental return, which could result in us purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that we rely on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenue.

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

We collect, process, store and use personal information and data, which subjects us to governmental regulation and other legal obligations related to privacy and our actual or perceived failure to comply with such obligations could harm our business.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, state and other laws regarding privacy and data protection are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. Any failure or perceived failure by us to comply with our privacy policies, our privacy or data-protection obligations to students or other third parties, our privacy or data-protection legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause students to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as colleges and brands, violate applicable laws or our policies, such violations may also put our student users’ information at risk and could in turn have an adverse effect on our business.

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

The White House published a report calling for a consumer privacy Bill of Rights that could impact the collection of data, and the Department of Commerce seeks to establish a consensus-driven Do-Not-Track standard that could impact on-line and mobile advertising. The State of California and several other states have adopted privacy guidelines with respect to mobile applications. Our business, including our ability to operate internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that students share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data that students choose to share with us or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and services, possibly in a material manner, and may limit our ability to develop new products and services that make use of the data that we collect about our student users.

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

In addition, the Digital Millennium Copyright Act (DMCA) has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting or for listing or linking to third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights, provided we comply with the strict statutory requirements of this Act. The interpretations of the statutory requirements of the DMCA are constantly being modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the laws pertaining to this Act change, we may be subject to potential liability for caching or hosting, or for listing or linking to, third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2015, we had six patents and 33 patent applications pending, primarily in the United States and ten patents pending internationally. We own five U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

Third parties may initiate litigation against us without warning. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by electing to pay royalties or other fees for licenses. If we are forced to defend ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, inability to use our current website or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into licensing agreements, adjust our merchandising or marketing activities or take other action to resolve the claims. These actions, if required, may be unavailable on terms acceptable to us or may be costly or unavailable. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices, as appropriate, on a timely basis, our reputation or brand, our business and our competitive position may be affected adversely and we may be subject to an injunction or be required to pay or incur substantial damages and/or fees.

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

We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, book vendors, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We have employees in Israel, India and the People’s Republic of China (China), we indirectly contract with individuals in the Ukraine and we expect to continue to expand our international operations in the future. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

The growth of our business and our brand depends on the ability of students to access the Internet and the products and services available on our website. Colleges that provide students with access to the Internet either through physical computer terminals on campus or through wired or wireless access points on campus could block or restrict access to our website, content or services or the Internet generally for a number of reasons including security or confidentiality concerns, regulatory reasons, such as compliance with the Family Educational Rights and Privacy Act, which restricts the disclosure of student information or concerns that certain of our products and services, such as Chegg Study, may contradict or violate their policies.

We depend in part on colleges to provide their students with access to the Internet. If colleges modify their policies in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, or if our competitors’ are able to reach more students than us, the overall growth in our student user base could slow, student engagement could decrease and we could lose revenue. Any reduction in the number of students directed to our website would harm our business and operating results.

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

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, inclement weather, shelving accidents or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area. In the recent past, California has experienced deficiencies in its power supply, resulting in occasional rolling blackouts. Our textbook warehouse is located in Shepherdsville, Kentucky, which is adjacent to a flood zone. We store our textbook library in a single location in Kentucky and if floods, fire, inclement weather including extreme rain, wind, heat or cold or accidents due to human error were to occur and cause damage to our warehouse and our textbook library, our ability to fulfill orders for textbook rental and sales transactions would be materially and adversely affected and our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would require additional financial and management resources.
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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014. The Kentucky Department of Revenue filed an appeal to the Circuit Court ruling in December 2014 (see discussion above under Part II Item 1 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we are currently under tax audit in India for the 2011-12 fiscal year. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or subscription transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through March 31, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

Campus Special

As part of our acquisition of The Campus Special, LLC and Campus Special Food, LLC, we issued to the former member of those entities an aggregate of 125,000 shares of our common stock. All of the shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under.

Use of Proceeds from Registered Securities

On November 12, 2013, our registration statement on Form S-1 (File No. 333-190616) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 15,000,000 shares of our common stock at a price to the public of $12.50 per share. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 13, 2013 pursuant to Rule 424(b).

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

During the first quarter ended March 31, 2015, we repurchased the following shares:

Period	Total Number of Shares Repurchased [1]	Average Price Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	84,888	$11.94	—	$—
February 1 - February 28	104,628	11.94	—	—
March 1 - March 31	—	—	—	—

(1) Shares repurchased as part of an obligation arising from our acquisition of CourseRank in 2010.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
May 8, 2015	By:	/S/ ANDREW BROWN
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