Form 10-Q
period 2015-06-30
CHEGG, INC
filed 2015-08-06
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the Registrant had 87,655,772 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	June 30, 2015	December 31, 2014
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$35,087	$56,117
Short-term investments	27,409	33,346
Accounts receivable, net of allowance for doubtful accounts of $261 and $559 at June 30, 2015 and December 31, 2014, respectively	12,131	14,396
Prepaid expenses	7,657	3,091
Other current assets	16,872	3,864
Total current assets	99,156	110,814
Long-term investments	4,727	1,451
Textbook library, net	61,260	80,762
Property and equipment, net	18,569	18,369
Goodwill	91,301	91,301
Intangible assets, net	10,629	13,626
Other assets	1,922	1,804
Total assets	$287,564	$318,127
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,832	$10,945
Deferred revenue	19,752	24,591
Accrued liabilities	23,903	31,183
Total current liabilities	47,487	66,719
Long-term liabilities
Total other long-term liabilities	4,732	4,365
Total liabilities	52,219	71,084
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value 400,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 87,560,103 and 84,008,043 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	88	84
Additional paid-in capital	543,789	516,845
Accumulated other comprehensive gain (loss)	14	(13)
Accumulated deficit	(308,546)	(269,873)
Total stockholders' equity	235,345	247,043
Total liabilities and stockholders' equity	$287,564	$318,127
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2014.
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Rental	$32,782	$42,257	$70,496	$89,113
Services	29,276	18,599	60,643	35,845
Sales	5,003	3,636	20,794	13,927
Total net revenues	67,061	64,492	151,933	138,885
Cost of revenues:
Rental	21,238	29,889	59,793	77,586
Services	9,975	4,912	21,812	12,568
Sales	5,043	3,795	20,144	13,927
Total cost of revenues	36,256	38,596	101,749	104,081
Gross profit	30,805	25,896	50,184	34,804
Operating expenses:
Technology and development	13,268	12,189	29,412	23,509
Sales and marketing	12,382	14,817	33,774	29,844
General and administrative	11,943	10,654	23,720	20,494
Restructuring charges	464	—	2,978	—
Loss (gain) on liquidation of textbooks	2,445	(2,122)	(1,740)	(3,800)
Total operating expenses	40,502	35,538	88,144	70,047
Loss from operations	(9,697)	(9,642)	(37,960)	(35,243)
Interest expense and other income, net:
Interest expense, net	(60)	(127)	(121)	(188)
Other income, net	56	156	132	276
Total interest expense and other income, net	(4)	29	11	88
Loss before provision for (benefit from) income taxes	(9,701)	(9,613)	(37,949)	(35,155)
Provision for (benefit from) income taxes	430	(1,367)	724	(1,150)
Net loss	$(10,131)	$(8,246)	$(38,673)	$(34,005)
Net loss per share, basic and diluted	$(0.12)	$(0.10)	$(0.45)	$(0.41)
Weighted average shares used to compute net loss per share, basic and diluted	86,741	83,209	85,771	82,686
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(10,131)	$(8,246)	$(38,673)	$(34,005)
Other comprehensive (loss) income:
Net change in unrealized loss (gain) on available for sale investments	(17)	54	5	38
Change in foreign currency translation adjustments	—	(27)	22	(4)
Other comprehensive (loss) income:	(17)	27	27	34
Total comprehensive loss	$(10,148)	$(8,219)	$(38,646)	$(33,971)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(38,673)	$(34,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	27,476	38,130
Amortization of warrants and deferred loan costs	70	117
Other depreciation and amortization expense	6,413	4,544
Share-based compensation expense	22,851	15,411
Provision for bad debts	(269)	197
Gain on liquidation of textbooks	(1,740)	(3,800)
Loss from write-offs of textbooks	3,611	6,805
Deferred income taxes	—	(1,626)
Realized gain on sale of securities	—	(18)
Loss from disposal of property and equipment	918	—
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	116	(2,211)
Prepaid expenses and other current assets	(17,405)	(1,774)
Other assets	(253)	(470)
Accounts payable	(6,150)	2,988
Deferred revenue	(4,839)	1,241
Accrued liabilities	(5,574)	(2,803)
Other liabilities	389	(128)
Net cash (used in) provided by operating activities	(13,059)	22,598
Cash flows from investing activities
Purchases of textbooks	(31,275)	(52,781)
Proceeds from liquidations of textbooks	22,693	18,737
Purchases of marketable securities	(17,127)	(54,882)
Proceeds from sale of marketable securities	—	38,860
Maturities of marketable securities	19,690	29,600
Purchases of property and equipment	(4,146)	(2,496)
Acquisition of businesses, net of cash acquired	—	(43,872)
Net cash used in investing activities	(10,165)	(66,834)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock plans	1,399	1,743
Proceeds from exercise of common stock under employee stock plans	10,530	—
Payment of taxes related to the net share settlement of RSUs	(7,472)	(3,588)
Repurchase of common stock	(2,263)	—
Net cash provided by (used in) financing activities	2,194	(1,845)
Net decrease in cash and cash equivalents	(21,030)	(46,081)
Cash and cash equivalents, beginning of period	56,117	76,864
Cash and cash equivalents, end of period	$35,087	$30,783
Cash paid during the period for:
Interest	$50	$31
Income taxes	$571	$445
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,805	$5,528
Issuance of common stock related to prior acquisition	$825	$1,585
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation on July 29, 2005. Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money, and get smarter. We are driven by our passion to help students become active consumers in the educational process. Our integrated platform offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. By helping students learn more in less time and at a lower cost, we help them improve the overall return on investment in education. In 2014, nearly 7.5 million students used our platform.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Except for restructuring charges, which are discussed below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

We have presented revenue and cost of revenues separately for rental, service and sale beginning with our Annual Report on Form 10-K. Rental revenue includes the rental of print textbooks for which we take title and bear the risk of loss; service revenue includes Chegg Study, brand advertising, eTextbooks, tutoring, enrollment marketing, and commissions we earn from Ingram and other e-commerce partners; sale revenue includes just-in-time sale of print textbooks and the sale of other required materials. We have reclassified amounts in the prior periods to conform to the current period presentation. None of the changes impact previously reported condensed consolidated revenue, cost of revenue, operating income, or earnings per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value assigned to our textbook library, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

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

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by weighted-average number of shares of common stock outstanding during the period, less weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, restricted stock units (RSUs) and performance-based restricted stock units (PSUs), to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(10,131)	$(8,246)	$(38,673)	$(34,005)
Denominator:
Weighted-average common shares outstanding	86,741	83,255	85,771	82,760
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(46)	—	(74)
Weighted-average common shares used in computing basic and diluted net loss per share	86,741	83,209	85,771	82,686

Net loss per share, basic and diluted.	$(0.12)	$(0.10)	$(0.45)	$(0.41)

The following potential shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	8,849	15,579	12,011	14,925
RSUs and PSUs	107	714	98	260
Employee stock purchase plan	8	—	8	—
Common stock subject to repurchase or forfeiture	—	40	—	40
Warrants to purchase common stock	324	996	399	996
Total common stock equivalents	9,288	17,329	12,516	16,221

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands) as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$26,093	$—	$26,093	$49,836	$—	$49,836
Money market funds	5,995	—	5,995	5,828	—	5,828
Commercial paper	2,999	—	2,999	453	—	453
Total cash and cash equivalents	$35,087	$—	$35,087	$56,117	$—	$56,117
Short-term investments:
Commercial paper	$11,044	$—	$11,044	$13,435	$—	$13,435
Corporate securities	16,366	(1)	16,365	18,426	(15)	18,411
Certificate of deposit	—	—	—	1,499	1	1,500
Total short-term investments	$27,410	$(1)	$27,409	$33,360	$(14)	$33,346
Long-term investments:
Corporate securities	$3,736	$(10)	$3,726	$1,453	$(2)	$1,451
Agency bond	1,001	—	1,001	—	—	—
Long-term corporate securities	$4,737	$(10)	$4,727	$1,453	$(2)	$1,451

Short-term restricted cash	$300	$—	$300	$300	$—	$300
Long-term restricted cash	1,480	—	1,480	1,480	—	1,480
Total restricted cash	$1,780	$—	$1,780	$1,780	$—	$1,780

The amortized cost and fair value of available-for-sale investments as of June 30, 2015 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$30,410	$30,409
Due in 1-2 years	4,736	4,726
Investments not due at a single maturity date	5,995	5,995
Total	$41,141	$41,130

Investments not due at a single maturity date in the preceding table consist of money market fund deposits and commercial paper.

As of June 30, 2015, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of four months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the six months ended June 30, 2015, we did not recognize any impairment charges.

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

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,995	$5,995	$—
Commercial paper	2,999	—	2,999
Short-term investments:
Commercial paper	11,044	—	11,044
Corporate securities	16,365	—	16,365
Long-term investments:
Corporate securities	3,726	—	3,726
Agency bond	1,001	—	1,001
Total assets measured and recorded at fair value	$41,130	$5,995	$35,135

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,828	$5,828	$—	$—
Commercial paper	453	—	453	—
Short-term investments:
Commercial paper	13,435	—	13,435	—
Corporate securities	18,411	—	18,411	—
Certificate of deposit	1,500	—	1,500	—
Long-term investments, corporate securities	1,451	—	1,451
Total assets measured and recorded at fair value	$41,078	$5,828	$35,250	$—
Liabilities:
Put option liability	$1,079	$—	$—	$1,079

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

As of June 30, 2015, the put option liability (Level 3) related to a previous acquisition that provided certain employees of the acquired company with the right to require us to acquire vested common shares at a stated contractual price had been fully exercised and the shares were repurchased from employees in the first quarter of 2015. We no longer hold any Level 3 assets or liabilities as of June 30, 2015.

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

Note 5. Intangible Assets

Intangible assets as of June 30, 2015 and December 31, 2014 consist of the following (in thousands, except weighted-average amortization period):

	June 30, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(5,918)	$3,499
Customer lists	20	2,820	(2,051)	769
Trade names	48	2,343	(627)	1,716
Non-compete agreements	28	1,220	(557)	663
Master service agreements	21	1,030	(648)	382
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(9,801)	$10,629

	December 31, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technologies	50	$9,792	$(5,000)	$(194)	$4,598
Customer lists	15	4,363	(1,816)	(829)	1,718
Trade names	44	3,132	(1,085)	(39)	2,008
Non-compete agreements	21	1,637	(421)	(278)	938
Master service agreements	21	1,030	(266)	—	764
Corporate partnerships	0	243	(31)	(212)	—
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets		$23,797	$(8,619)	$(1,552)	$13,626

During the three and six months ended June 30, 2015, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $3.0 million, respectively. During the three and six months ended June 30, 2014, amortization expense related to our acquired intangible assets totaled approximately $1.0 million and $1.6 million, respectively.

As of June 30, 2015, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2015	$1,765
2016	2,238
2017	1,701
2018	1,018
2019	307
Total	$7,029

Note 6. Debt Obligations

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  In June 2014 we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature subject to certain financial criteria that would allow us to borrow up to $75.0 million in total. In August 2015, we amended the Revolving Credit Facility to reduce the financial covenant consolidated EBITDA requirements beginning the quarter ended June 30, 2015 and to reduce the aggregate principal amount to $30.0 million beginning the quarter ended December 31, 2015. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire in August 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of June 30, 2015, we were in compliance with these financial covenants.

Note 7. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at June 30, 2015, related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our warehouse in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. On April

10, 2015, we signed an agreement to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016. Rental expense, net of sublease income, was approximately $0.5 million and $1.4 million in the three and six months ended June 30, 2015, respectively, and $0.8 million and $1.6 million in the three and six months ended June 30, 2014, respectively.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. Due to the preliminary status of the appeal by the Kentucky Department of Revenue and the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2015.

Note 9. Stockholders' Equity

Share-Based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$81	$134	$215	$312
Technology and development	1,273	2,635	5,980	5,017
Sales and marketing	1,034	2,263	6,088	3,595
General and administrative	5,443	3,449	10,568	6,487
Total share-based compensation expense	$7,831	$8,481	$22,851	$15,411

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

Expected Volatility — The expected volatility is based on the average volatility of public companies within our peer group as our common stock has not been publicly trading for a long enough period to rely on our own expected volatility.

Expected Dividends — The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate — The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (years)	5.50	6.07	5.50	6.07
Expected volatility	50.68%	55.91%	50.68%	56.15%
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.75%	1.88%	1.75%	1.91%
Weighted-average grant-date fair value per share	$3.63	$3.66	$3.63	$3.82

Fair Value of Restricted Stock Units (RSUs) and of Performance-Based Restricted Stock Units (PSUs)

RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of RSUs is subject to the employee’s continuing service to us, while vesting of PSUs is subject to our achievement of specified corporate financial performance objectives and also the employee's continuing service to us. The compensation expense related to RSUs and PSUs is determined using the fair value of our common stock on the date of grant and the expense is recognized on a straight-line basis over the vesting period. RSUs are typically fully vested at the end of three or four years while PSUs vest subject to the achievement of performance objectives and if achieved, typically vest over two to three years. We assess the achievement of performance objectives on a quarterly basis and adjust our share-based payment expense as appropriate.

Fair Value of Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan (the 2013 ESPP), rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the 2013 ESPP was estimated at the date of grant using the Black-Scholes-Merton option-pricing model.

Stock Option Activity

Option activity under our equity incentive plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	14,962,099	$8.53	7.11	$6,646,629
Granted	165,456	7.65
Exercised	(1,646,852)	6.41
Canceled	(661,730)	9.67
Balance at June 30, 2015	12,818,973	$8.74	6.88	$8,122,971

As of June 30, 2015, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $16.6 million, which will be recognized over a weighted-average vesting period of approximately 1.5 years.

We recognize only the portion of the option award granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No option awards were granted to consultants during the three and six months ended June 30, 2015 and 2014. Total share-based compensation expense for consultants was not significant for the three and six months ended June 30, 2015 and 2014.

There was no capitalized share-based compensation expense as of June 30, 2015 or 2014.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	9,125,190	$6.25
Granted	7,085,445	6.79
Released	(2,320,865)	7.78
Canceled	(596,939)	6.48
Balance at June 30, 2015	13,292,831	$6.26

During the three and six months ended June 30, 2014, 29,502 and 1,285,261 RSUs granted prior to our initial public offering (IPO) vested and were settled for shares of our common stock, respectively.  Of those shares, we withheld 10,859 and 527,778 shares valued at approximately $0.1 million and $3.6 million, respectively, in satisfaction of tax withholding obligations for employees who elected to net settle, i.e., surrender shares of common stock to satisfy their tax obligations. Payment of taxes related to this net share settlement of RSUs is reflected as a financing activity in our condensed consolidated statements of cash flows. The shares withheld by us as a result of the net settlement are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2013 Equity Incentive Plan (the 2013 Plan).

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

The target number of shares underlying the PSUs that were granted to certain key employees during the six months ended June 30, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. No PSUs were granted in the three months ended June 30, 2015. As of June 30, 2015, 100% of the PSUs are expected to vest.

As of June 30, 2015, we had a total of approximately $53.9 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.8 years.

Note 10. Income Taxes

We recorded an income tax provision of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, and an income tax benefit of approximately $1.4 million and $1.2 million for the three and six months ended June 30, 2014, respectively. The income tax provision for the three and six months ended June 30, 2015 was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired goodwill. The income tax benefit for the three and six months ended June 30, 2014 was the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income tax expense.

Note 11. Restructuring Charges

2015 Restructuring Plan

For the three and six months ended June 30, 2015, we recorded restructuring charges of $0.5 million and $3.0 million, respectively, related to the closure of our print coupon business and our Kentucky warehouse. The charges include one-time employee termination benefits for approximately 71 employees of $0.3 million and $1.1 million during the three and six months ended June 30, 2015, respectively, and lease termination and other costs of $0.2 million and $1.8 million for the three and six months ended June 30, 2015, respectively. As a result of the expanded partnership with Ingram, we expect to exit our warehouse facilities by the end of 2015. We expect to incur additional charges in 2015 under the restructuring plan related to these exit activities and related severance costs of approximately $5.3 million. Costs incurred to date related to employee termination benefits are expected to be paid within the next six months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balances at January 1, 2015	$—	$—	$—
Restructuring charges	1,135	1,843	2,978
Cash payments	(612)	(367)	(979)
Write-offs	—	(338)	(338)
Balances at June 30, 2015	$523	$1,138	$1,661

As of June 30, 2015, the $1.7 million liability was comprised of a short-term accrual of $1.0 million included within accrued liabilities and a long-term accrual of $0.7 million included within other liabilities on the condensed consolidated balance sheet.

Note 12. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems (Adobe). During the three and six months ended June 30, 2015, we had purchases of $0.8 million and $0.9 million, respectively, and during the three and six months ended June 30, 2014, we had purchases of $0.3 million and $0.7 million, respectively, of products from Adobe. We had $0.1 million in revenues in the three and six months ended June 30, 2015 and $0.2 million and $1.0 million in revenues in the three and six months ended June 30, 2014, respectively, from Adobe. We had $0.1 million in payables as of December 31, 2014 to Adobe. We had $0.1 million in outstanding accounts receivables to Adobe as of June 30, 2015.

One of our board members is also a member of the Board of Directors of Cengage Learning (Cengage).  During the three and six months ended June 30, 2015, we had purchases of $1.9 million and $6.2 million, respectively, and during the three and six months ended June 30, 2014 we had purchases of $0.5 million and $6.4 million, respectively, of products from Cengage.  We had $0.1 million in payables as of December 31, 2014 to Cengage. We had $0.1 million in outstanding accounts receivables to Cengage as of December 31, 2014.

One of our board members is the Chief Executive Officer of Shutterfly Inc. (Shutterfly). During the six months ended June 30, 2015, we had purchases of $1.1 million of products from Shutterfly. We had $0.1 million and an immaterial amount in revenues in the three and six months ended June 30, 2015, respectively, and $0.1 million in revenues in the three and six months ended June 30, 2014 from Shutterfly. We had an immaterial amount in outstanding accounts receivables to Shutterfly as of June 30, 2015.

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

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. We help students find the right college to accomplish their goals, get better grades and test scores while in school and find internships that allow them to gain valuable skills to help them enter the workforce after college. By helping students learn more in less time and at a lower cost, we are improving the overall return on investment in education.

We match domestic and international students with colleges, universities and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money and get smarter. We offer an extensive print textbook library for rent and sale both on our own and through our strategic partnership with Ingram, which we discuss in more detail below. We rent and sell eTextbooks. Students can subscribe to our digital services, such as Chegg Study, which provides Textbook Solutions and Q&A, helping students with their course work. When students are really stuck, they can reach a live tutor online, anytime, anywhere through our Chegg Tutors service. Finally, we provide access to internships to help students gain skills which are critical to securing their first job.

To deliver services to students, we partner with a variety of third parties. We work with colleges who rely on us to help shape their incoming classes. We source print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large and growing network of students and professionals who leverage our platform to tutor in their spare time and employers who leverage our platform to post their internships. In addition, because we have a large and growing student user base, local and national brands partner with us to reach the college and high school demographic.

During the three and six months ended June 30, 2015, we generated net revenues of $67.1 million and $151.9 million, respectively, and in the same periods had net losses of $10.1 million and $38.7 million, respectively. During the three and six months ended June 30, 2014, we generated net revenues of $64.5 million and $138.9 million, respectively, and in the same periods had net losses of $8.2 million and $34.0 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our platform, the development of additional products and services that serve students, and expanding our strategic partnership with Ingram.

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

Strategic Partnership with Ingram

We expect our partnership with Ingram to accelerate the growth of our higher margin digital offerings while allowing us to maintain our leadership and brand recognition in print textbook rental. We entered into a definitive inventory purchase and consignment agreement with Ingram in April 2015 that we expect will allow us to exit the capital intensive aspects of our print textbook rental business and to focus exclusively on our digital offerings by 2017. Under the agreement, since May 1, 2015, Ingram has been responsible for all new investments in the textbook library, fulfillment logistics, and has title and risk of loss related to textbook rentals. As a result of our partnership with Ingram, our revenue includes a commission on the total revenue that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss. Additionally, we have ceased making additional investments in our textbook library during 2015 and expect to rent and liquidate our existing inventory of books during the remainder of 2015 and 2016. This new model will allow us to reduce and eventually eliminate the operating expenses we incur to acquire and maintain a print textbook library. As we transition to a pure digital offerings model, we will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. We will also provide Ingram with extended payment terms in 2015 and 2016 as we procure textbooks on behalf of Ingram, before moving to normal payment terms in 2017.

Our Print Textbook Business

Our print textbook rental business has been highly capital intensive. As a result of our expanded partnership with Ingram, we expect to exit our warehouse facilities in Kentucky by the end of 2015 and transition our textbook library to Ingram’s facilities which will help to free up resources historically required by this business. We will continue to liquidate our textbook library through the normal course of our rental operations and expect to be fully liquidated at the end of 2016. Until that point, we will continue to rent textbooks and to recognize revenue on the textbooks that we own as print revenue through the liquidation period. Once our entire textbook library has been liquidated all revenue from textbook rentals will be commission-based and we will no longer report on revenue from our print offerings as all of the revenue will be classified as services revenue.

We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the six months ended June 30, 2015 and June 30, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was $8.6 million and $34.0 million, respectively. Investment in our print textbooks, net of proceeds from textbook liquidations, in the six months ended June 30, 2015 decreased and is expected to continue to decrease through 2016 as a result of our partnership with Ingram.

We use our website to liquidate textbooks from our textbook library, which allows us to generate greater recovery on our textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We are able to adjust what we liquidate based on expected rental demand. We also use our website to source, on behalf of Ingram, both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used textbooks allows us to reduce the investments necessary to maintain the rental catalog while at the same time attracting students to our website by offering them more for their textbooks than they could generally get by selling them back to their campus bookstore.

Our Digital Offerings Business

Our digital learning and advertising offerings, which we refer to as “digital offerings” are experiencing rapid growth and we expect our partnership with Ingram to accelerate the growth of these offerings while allowing us to maintain our leadership and brand recognition in print textbook rental. Our digital offerings for students include our connected learning platform, or the Student Hub, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental materials from approximately 120 publishers, which we offer as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental, online tutoring, our Chegg Study service, College Admissions, Scholarship Services and Internship Services. Commissions earned through our Ingram partnership are also included within the digital offerings business. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions, and Scholarship Services. We also work with leading brands, such as Adobe, Dell, Microsoft, PayPal, Proctor & Gamble, Red Bull and Shutterfly, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate digital offerings were 45% and 42% of net revenues during the three and six months ended June 30, 2015, respectively, and 29% and 26% of net revenues during the three and six months ended June 30, 2014.

Seasonality of Our Business
A substantial majority of our revenue is recognized ratably over the term the student rents our textbooks or has access to our digital offerings. This generally results in our highest revenue in the fourth quarter as it reflects more days of the academic year and our lowest revenue in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. We expect these variable expenses to decrease through the remainder of 2015 and 2016 as we transition shipping and fulfillment activities related to textbooks to Ingram. As a result of these factors, the most concentrated periods for our revenue and expenses do not necessarily coincide and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. We expect our expanded strategic partnership with Ingram to shift peak revenue in the periods that a student rents a textbook as a result of our revenue sharing agreement such that out revenue will more closely track the academic calendar as our expenses associated with the textbook rental business decrease.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net revenues:
Rental	$32,782	49%	$42,257	66%	$70,496	46%	$89,113	64%
Services	29,276	44%	18,599	29%	60,643	40%	35,845	26%
Sales	5,003	7%	3,636	6%	20,794	14%	13,927	10%
Total net revenues	67,061	100%	64,492	100%	151,933	100%	138,885	100%
Cost of revenues(1):
Rental	21,238	32%	29,889	46%	59,793	39%	77,586	56%
Services	9,975	15%	4,912	8%	21,812	14%	12,568	9%
Sales	5,043	8%	3,795	6%	20,144	13%	13,927	10%
Total cost of revenues	36,256	54%	38,596	60%	101,749	67%	104,081	75%
Gross profit	30,805	46%	25,896	40%	50,184	33%	34,804	25%
Operating expenses(1):
Technology and development	13,268	20%	12,189	19%	29,412	19%	23,509	17%
Sales and marketing	12,382	18%	14,817	23%	33,774	22%	29,844	21%
General and administrative	11,943	18%	10,654	17%	23,720	16%	20,494	15%
Restructuring charges	464	1%	—	—%	2,978	2%	—	—%
Loss (gain) on liquidation of textbooks	2,445	4%	(2,122)	(3)%	(1,740)	(1)%	(3,800)	(3)%
Total operating expenses	40,502	60%	35,538	55%	88,144	58%	70,047	50%
Loss from operations	(9,697)	(14)%	(9,642)	(15)%	(37,960)	(25)%	(35,243)	(25)%
Total interest expense and other income, net	(4)	—%	29	—%	11	—%	88	—%
Loss before provision for (benefit from) income taxes	(9,701)	(14)%	(9,613)	(15)%	(37,949)	(25)%	(35,155)	(25)%
Provision for (benefit from) income taxes	430	(1)%	(1,367)	2%	724	—%	(1,150)	1%
Net loss	$(10,131)	(15)%	$(8,246)	(13)%	$(38,673)	(25)%	$(34,005)	(24)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$81		$134		$215		$312
Technology and development	1,273		2,635		5,980		5,017
Sales and marketing	1,034		2,263		6,088		3,595
General and administrative	5,443		3,449		10,568		6,487
Total share-based compensation expense	$7,831		$8,481		$22,851		$15,411

Three and Six Months Ended June 30, 2015 and 2014

Net Revenues

Net revenues in the three months ended June 30, 2015 increased $2.6 million, or 4%, compared to the same period in 2014. Rental revenue decreased $9.5 million or 22%, while service revenue increased $10.7 million, or 57%, and sale revenue increased $1.4 million, or 38%.

Net revenues in the six months ended June 30, 2015 increased $13.0 million, or 9%, compared to the same period in 2014. Rental revenue decreased $18.6 million or 21%, while service revenue increased $24.8 million, or 69%, and sale revenue increased $6.9 million, or 49%.

The decrease in rental revenue in the three and six months ended June 30, 2015 as compared to the same period in 2014 was due to our partnership with Ingram, which commenced in July 2014. As a result of the Ingram partnership, our service revenue and digital offerings revenue is comprised of a commission on the total revenue that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss. The increase in services and sales revenue in the three and six months ended June 30, 2015 as compared to the same period in 2014 was driven primarily from growth across our digital offerings for students which included increased revenue from Chegg Study, commissions earned from Ingram, and our various acquisitions in 2014.

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Print textbooks	$36,849	$45,796	(8,947)	(20)%
Digital offerings	30,212	18,696	11,516	62
Net revenues	$67,061	$64,492	$2,569	4%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Print textbooks	$88,198	$102,421	(14,223)	(14)%
Digital offerings	63,735	36,464	27,271	75
Net revenues	$151,933	$138,885	$13,048	9%

The increase in net revenues in the three and six months ended June 30, 2015 compared to the same periods in 2014 was the result of a 62% and 75% increase, respectively, in digital offerings due to growth in new memberships for our Chegg Study service, revenue from acquisitions that we completed toward the end of the first half of 2014, an increase in eTextbook volumes as well as our commission earned from Ingram related to textbook rentals. Digital offerings represented 45% and 42% of net revenues during the three and six months ended June 30, 2015, respectively and 29% and 26% of net revenues during the three and six months ended June 30, 2014, respectively. This increase was partially offset by a decrease during the three and six months ended June 30, 2015 compared to the same period in 2014 in print textbook revenue of 20% and 14%, respectively, primarily due to our partnership with Ingram. Because we record the commission we earn from Ingram as digital offerings revenue and service revenue, we expect our print textbook revenue and rental revenue to continue to decrease throughout 2015 as we transition investments in the textbook library and logistics and fulfillment for print textbook rental orders to Ingram. We expect by the end of 2016 we will have substantially liquidated our textbook library through the normal course of our rental operations.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Cost of revenues(1)	$36,256	$38,596	$(2,340)	(6)%

(1) Includes share-based compensation expense of:	$81	$134	$(53)	(40)%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Cost of revenues(1)	$101,749	$104,081	$(2,332)	(2)%

(1) Includes share-based compensation expense of:	$215	$312	$(97)	(31)%

Cost of revenues in each of the three and six months ended June 30, 2015 decreased by $2.3 million compared to the same periods in 2014. As a result, gross margins increased to 46% and 33% in the three and six months ended June 30, 2015, respectively from 40% and 25% in the three and six months ended June 30, 2014, respectively, as digital offerings continue to become a larger percentage of our business. Further, as we move towards Ingram taking title and risk of loss for the textbook inventory needed to fulfill all print textbooks rentals and sales, we anticipate our print related cost of revenues will continue to decrease and our total gross margins will continually increase to be more in-line with gross margins we experience for digital offerings today.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Technology and development(1)	$13,268	$12,189	$1,079	9%
Sales and marketing(1)	12,382	14,817	(2,435)	(16)
General and administrative(1)	11,943	10,654	1,289	12
Restructuring charges	464	—	464	n/m
Loss (gain) on liquidation of textbooks	2,445	(2,122)	4,567	(215)
	$40,502	$35,538	$4,964	14%

(1) Includes share-based compensation expense of:
Technology and development	$1,273	$2,635	$(1,362)	(52)%
Sales and marketing	1,034	2,263	(1,229)	(54)
General and administrative	5,443	3,449	1,994	58
Share-based compensation expense	$7,750	$8,347	$(597)	(7)%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Technology and development(1)	$29,412	$23,509	$5,903	25%
Sales and marketing(1)	33,774	29,844	3,930	13
General and administrative(1)	23,720	20,494	3,226	16
Restructuring charges	2,978	—	2,978	n/m
Gain on liquidation of textbooks	(1,740)	(3,800)	2,060	(54)
	$88,144	$70,047	$18,097	26%

(1) Includes share-based compensation expense of:
Technology and development	$5,980	$5,017	$963	19%
Sales and marketing	6,088	3,595	2,493	69
General and administrative	10,568	6,487	4,081	63
Share-based compensation expense	$22,636	$15,099	$7,537	50%
_____________________________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended June 30, 2015 increased $1.1 million, or 9%, compared to the same period in 2014. During the three months ended June 30, 2015 our employee-related expenses and expenses for outside services increased $1.4 million and $0.4 million, respectively, compared to the same period in 2014 which was partially offset by a decrease in share-based compensation expense of $1.4 million.  Technology and development as a percentage of net revenues was 20% during the three months ended June 30, 2015 compared to 19% during the three months ended June 30, 2014.

Technology and development expenses during the six months ended June 30, 2015 increased $5.9 million, or 25%, compared to the same period in 2014. During the six months ended June 30, 2015 our employee-related expenses and share-based compensation expenses increased $3.0 million and $1.0 million, respectively, compared to the same period in 2014. In addition, expenses for outside services increased $1.1 million and web hosting and software licensing fees increased $0.4 million compared to the six months ended June 30, 2014. Technology and development as a percentage of net revenues was 19% during the six months ended June 30, 2015 compared to 17% during the six months ended June 30, 2014.

Sales and Marketing
Sales and marketing expenses during the three months ended June 30, 2015 decreased by $2.4 million, or 16%, compared to the same period in 2014. The decrease is primarily attributable to a decrease in our employee-related expenses, share-based compensation, and office expenses of $1.1 million, $1.2 million, and $0.5 million, respectively, compared to the three months ended June 30, 2014.  The decrease was partially offset by the amortization of our intangibles which increased $0.4 million related to acquisitions completed in 2014. Sales and marketing expenses as a percentage of net revenues decreased to 18% during the three months ended June 30, 2015 compared to 23% during the three months ended June 30, 2014.

Sales and marketing expenses during the six months ended June 30, 2015 increased by $3.9 million, or 13%, compared to the same period in 2014. The increase is primarily attributable to an increase in share-based compensation which increased $2.5 million compared to the six months ended June 30, 2014.  In addition, amortization of our intangibles increased $1.4 million related to acquisitions completed in 2014. Sales and marketing expenses as a percentage of net revenues increased to 22% during the six months ended June 30, 2015 compared to 21% during the six months ended June 30, 2014.

General and Administrative

General and administrative expenses in the three months ended June 30, 2015 increased $1.3 million, or 12%, compared to the same period in 2014. The increase was due to higher employee-related expenses and share-based compensation expenses which increased $0.3 million and $2.0 million, respectively, compared to the three months ended June 30, 2014, which was partially offset by a decrease in professional fees, office expenses, and insurance of $0.3 million, $0.3 million, and $0.1 million, respectively. General and administrative expenses as a percentage of net revenues increased to 18% during the three months ended June 30, 2015 compared to 17% during the three months ended June 30, 2014.

General and administrative expenses in the six months ended June 30, 2015 increased $3.2 million, or 16%, compared to the same period in 2014. The increase was due to higher employee-related expenses and share-based compensation expenses which increased $0.9 million and $4.1 million, respectively, compared to the six months ended June 30, 2014, which was partially offset by a decrease in professional fees, office expenses, and insurance of $0.9 million, $0.2 million, and $0.3 million, respectively. General and administrative expenses as a percentage of net revenues increased to 16% during the six months ended June 30, 2015 compared to 15% during the six months ended June 30, 2014.

Restructuring Charges

During the three and six months ended June 30, 2015, we incurred restructuring charges of $0.5 million and $3.0 million, respectively, resulting from the closure of our print coupon business and the expected closure of our warehouse in Kentucky. The restructuring charges were comprised of employee severance of $0.3 million and $1.1 million for the three and six months ended June 30, 2015, respectively, and lease termination and other contractual termination charges of $0.2 million and $1.8 million for the three and six months ended June 30, 2015, respectively. As a result of the expanded partnership with Ingram, we expect to exit our warehouse facilities by the end of 2015. We expect to incur additional charges in 2015 under the restructuring plan related to these exit activities and related severance costs of approximately $5.3 million. We expect costs savings from the expected closure of our warehouse in Kentucky to be realized beginning in the first quarter of 2016. Costs incurred to date related to employee termination benefits are expected to be paid within the next six months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Loss (Gain) on Liquidation of Textbooks

During the three months ended June 30, 2015 we had a net loss on liquidations of $2.4 million and during the three months ended June 30, 2014 we had a net gain on liquidations of $2.1 million resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. The loss during the three months ended June 30, 2015 is the result of liquidating more books that had a higher net book value at a lower average liquidation amount per book.

In the six months ended June 30, 2015 and 2014, we had a net gain on liquidations of $1.7 million and $3.8 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Interest expense, net	$(60)	$(127)	$67	(53)%
Other income, net	56	156	(100)	(64)
Total interest expense and other income, net	$(4)	$29	$(33)	(114)%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Interest expense, net	$(121)	$(188)	$67	(36)%
Other income, net	132	276	(144)	(52)
Total interest expense and other income, net	$11	$88	$(77)	(88)%

Interest expense, net decreased during the three and six months ended June 30, 2015 compared to the same period in 2014. In the six months ended June 30, 2014, we reduced our line of credit to $40.0 million which resulted in a write-off of loan costs in that period.

Other income, net during the three and six months ended June 30, 2015 and June 30, 2014 was primarily due to the interest earned on our investments.

Provision for (benefit from) Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Provision for (benefit from) income taxes	$430	$(1,367)	$1,797	(131)%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Provision for (benefit from) income taxes	$724	$(1,150)	$1,874	(163)%
We recorded an income tax provision of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, and an income tax benefit of approximately $1.4 million and $1.2 million for the three and six months ended June 30, 2014, respectively. The income tax provision for the three and six months ended June 30, 2015, was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired goodwill. The income tax benefit for the three and six months ended June 30, 2014 was the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income tax expense.

Liquidity and Capital Resources

As of June 30, 2015 our principal sources of liquidity were cash, cash equivalents and investments totaling $67.2 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, U.S. government treasuries and money market funds. We also have $40.0 million available under our Revolving Credit Facility with an accordion feature subject to certain financial criteria that would allow us to increase the amount available to $75.0 million in total. The Revolving Credit Facility expires in August 2016. As of June 30, 2015, we had no amounts outstanding under the Revolving Credit Facility.

As a result of our expanded strategic partnership with Ingram, we will continue to buy used books on Ingram’s behalf including books through our buyback program, and invoice Ingram at cost. We will also provide Ingram with extended payment terms in 2015 and 2016 for the purchase of textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance due from Ingram included within other current assets on the condensed consolidated balance sheet related to the purchase of these textbooks of $14.8 million as of June 30, 2015. As a result of our partnership with Ingram, we anticipate to have significantly more working capital.

During the six months ended June 30, 2015 and 2014, our investment in print textbooks, net of proceeds from textbook liquidations, was $8.6 million and $34.0 million, respectively.

As of June 30, 2015, we have incurred cumulative losses of $308.5 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

We believe that our existing sources of liquidity will be sufficient to fund our operations, debt service and repayment obligations for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, our investments in technology and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash equivalents, investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

As of June 30, 2015 our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(13,059)	$22,598
Net cash used in investing activities	(10,165)	(66,834)
Net cash provided by (used in) financing activities	2,194	(1,845)

Cash Flows from Operating Activities

We incurred net losses and negative cash flows from operating activities during the six months ended June 30, 2015 and net losses and positive cash flows from operating activities during the six months ended June 30, 2014, which was primarily the result of our expanded partnership with Ingram, where we continue to buy books on Ingram's behalf, while providing them with extended payment terms over the next two years. Cash flows from operating activities are also influenced by the increase in expenses we incur to support the growth in our business. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense.

Net cash used by operating activities during the six months ended June 30, 2015 was $13.1 million. Our net loss of $38.7 million was partially offset by significant non-cash operating expenses, including textbook library depreciation expense of $27.5 million, other depreciation and amortization expense of $6.5 million, share-based compensation expense of $22.9 million and loss from write-offs of textbooks of $3.6 million.

Net cash provided by operating activities during the six months ended June 30, 2014 was $22.6 million. Although we incurred a net loss of $34.0 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $38.1 million, other depreciation and amortization expense of $4.7 million, share-based compensation expense of $15.4 million and loss from write-offs of textbooks of $6.8 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of textbooks, investments and property and equipment, offset by proceeds from the maturity of investments and the proceeds from the liquidation of textbooks.

Net cash used in investing activities during the six months ended June 30, 2015 was $10.2 million and was primarily used for the purchases of textbooks of $31.3 million, purchases of investments of $17.1 million and purchases of property and equipment of $4.1 million, partially offset by proceeds from the sale or maturity of investments of $19.7 million and proceeds from the liquidation of textbooks of $22.7 million.

Net cash used in investing activities during the six months ended June 30, 2014 was $66.8 million and was primarily used for the acquisition of businesses of $43.9 million, purchase of textbooks of $52.8 million, purchase of investments of $54.9 million and purchase of property and equipment of $2.5 million, partially offset by proceeds from the sale or maturity of investments of $68.5 million and proceeds from liquidation of textbooks of $18.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $2.2 million and was primarily related to the proceeds from the exercise of stock options totaling $10.5 million partially offset by the payment of $7.5 million in taxes related to the net share settlement of RSUs which became fully vested during the period as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Net cash used in financing activities during the six months ended June 30, 2014 was $1.8 million and was primarily related to the payment of $3.6 million in taxes related to the net share settlement of RSUs which became fully vested during the period partially offset by the issuance of common stock from our 2013 ESPP totaling $1.7 million.

Contractual Obligations and Other Commitments

As a result of our expanded partnership with Ingram and plan to exit the Kentucky warehouse by the end of 2015, we signed an agreement on April 10, 2015 to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016.

Off-Balance Sheet Arrangements

Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as compared to recent accounting pronouncements described in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2015, compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K.

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
In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. Due to the preliminary status of the appeal by the Kentucky Department of Revenue and the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
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
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. We began transitioning to a new model for our print textbook business in August 2014 through our strategic partnership with Ingram and recently entered into a new inventory purchase and consignment agreement with Ingram in April 2015 to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We expect to cease maintaining a textbook library and to be a fully digital business by 2017. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram is responsible for funding all new textbook inventory, fulfillment, logistics, and have title and risk of loss related to textbook rentals with respect to the textbooks they own. The transition may be disruptive to our operations and may adversely affect our business and results of operations if we are unable to successfully transition these aspects of our print textbook rental business to Ingram.
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
Our ability to fully integrate new products and services into our connected learning platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer digital offerings, and the ultimate size of the market for our products and services. If the market for a connected learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.
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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended June 30, 2015 and 2014 were $10.1 million and $8.2 million, respectively, and for the six months ended June 30, 2015 and 2014 were $38.7 million and $34.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of $308.5 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be negatively impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our revenue to revenue from digital offerings by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the three months ended June 30, 2015 and 2014, this business accounted for 55% and 71% of our revenue, respectively, and 58% and 74% for the six months ended June 30, 2015 and 2014, respectively. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive print textbook rental business, we have entered into a partnership with Ingram wherein Ingram makes all new investments in the textbook library, taking title and risk of loss for the books, and provides logistical and fulfillment services for the books that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory and fulfillment and logistics operations. As a result of this change to our model, we stopped making additional investments in our textbook library beginning in May 2015 and we expect to rent and liquidate our existing inventory of books during 2015 and 2016. We expect the transition of these aspects of our print textbook business to Ingram to be complete by 2017. Our partnership with Ingram is non-exclusive and subject to significant risks, including our ability to transition logistical and fulfillment activities to Ingram and liquidate our inventory of textbooks in a cost-effective manner, Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, and that we and/or Ingram may elect to terminate the partnership sooner than anticipated.

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

We currently rely on Ingram to make new investments in the textbook library and fulfill a portion of our print textbook rentals and sales orders and we expect to fully rely on Ingram for such activities by 2017. As we continue to focus on reducing the expense and investment necessary to support our print textbook business, we have become increasingly committed to our strategic partnership. If our continuing relationship with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able perform as anticipated, or we experience problems with the transition of inventory and logistics and fulfillment activities to Ingram, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business and results of operations and financial condition.

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

Our ability to attract and retain students and increase their engagement with our platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, we acquired our tutoring service in the acquisition of InstaEDU in June 2014 and our internships service in the acquisition of Internships.com in October 2014. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and services and other initiatives to generate revenue, but there is no guarantee these approaches will be successful. Acquisitions of new companies and products create integration risk, while development of new products and services and enhancements to existing products and services involves significant time, labor and expense and is subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected. For example, in 2014 we acquired, but later determined that we would not continue to support or look to expand our print coupon business and as a result, in 2014 recorded an impairment charge of $1.6 million related to the write-off of intangible assets from that acquisition.

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

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract students and increase their engagement with our platform, particularly at the beginning of each academic term;

•	the rate of adoption of our digital offerings;

•	changes in demand for print textbook rentals;

•
our ability and Ingram's ability to manage fulfillment processes to handle significant volume increases in the number of students and student selections, during peak periods and as a result of the potential growth in volume of transactions over time;

•	our ability to successfully utilize the information gathered from our platform to target sales of complementary products and services to our users;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage our textbook library;

•	our ability to execute on the expanded partnership with Ingram to facilitate our transition to digital content;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the effectiveness of our shipping center and those of our partners, particularly in peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to higher education.

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

Prior to the Ingram partnership, our print textbook business was highly capital intensive, and our use of cash to invest in our textbook library has historically substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, especially considering the new expanded partnership with Ingram, we may require additional financing, particularly if the investment required to fund our print textbook business is greater than we anticipated or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all especially considering that we will no longer possess a textbook library, which we previously used as collateral for our debt financings, following the full transition resulting from the expanded Ingram partnership. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

If our relationships, or Ingram's relationships, with the shipping providers that deliver textbooks directly to our students are terminated or impaired, if shipping costs increase or if these vendors are unable to timely deliver textbooks to our students, our business and results of operations could be substantially harmed.

We and Ingram predominantly rely on United Parcel Service (UPS) to deliver textbooks from our textbook warehouse and to return textbooks to us from our students. To a lesser extent we and Ingram rely on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill textbook sales orders and liquidations. As a result, our print textbook business is subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If the delivery failures or delays or damage rates for our textbooks increase as a result of any such factors, this would increase our cost to deliver textbooks. In addition, if our shipping vendors increased shipping costs for our textbooks, our gross profit could be affected adversely if we elect not to raise our rental rates to offset the increase. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, our ability and Ingram's ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If our or Ingram's relationships with our shipping vendors are terminated or impaired or if our or Ingram's shipping vendors are unable to deliver merchandise for us, we or Ingram would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. We or Ingram may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to us, if at all. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

We face significant competition in each aspect of our business, and we expect such competition to increase, particularly in the market for textbooks.

Our products and services compete for students, colleges and advertisers and we expect such competition to increase, as described below.

•
Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our print textbook business competes primarily on price. Our eTextbook business competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our other digital offerings, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other tutorial services, job boards, and other online career guidance services.

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

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we could be required to write-off excess print textbooks for which the rental demand has eroded or make additional payments to Ingram under our inventory purchase and consignment agreement. Further, our sale of used print textbooks represents a substantial source of cash from investing activities, and a substantial diminution on the value of these assets due to a shift in demand toward digital, or any other reason, could materially and adversely affect our financial condition. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, capital requirements over the long term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility, the ability to distribute a larger library of eTextbooks compared to print textbooks and lower cost of revenues.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2015, we had nine patents and 31 patent applications pending, primarily in the United States and ten patents pending internationally. We own six U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an ‘emerging growth company,’ and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014. The Kentucky Department of Revenue filed an appeal to the Circuit Court ruling in December 2014 (see discussion above under Part II Item 1 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we are currently under tax audit in India for the 2011-12 fiscal year. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or service transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

We have an outstanding $40.0 million revolving credit facility with an accordion feature subject to certain financial criteria that would allow us to borrow up to $75.0 million in total, with Bank of America as lender and letter of credit issuer that expires in August 2016. We currently have no amount drawn down under our credit facility. If we default on our credit obligations, our lenders may, among other things, require immediate repayment of amounts drawn on our credit facilities, terminate our credit facilities or require us to pay significant fees, penalties or damages.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through June 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations; and

•	general economic, political and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On November 12, 2013, our registration statement on Form S-1 (File No. 333-190616) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 15,000,000 shares of our common stock at a price to the public of $12.50 per share. During the three months ended June 30, 2015, there were no material changes to our use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 13, 2013 pursuant to Rule 424(b) and we used the remaining proceeds for general corporate purposes, including working capital and capital expenditures and to acquire or invest in complementary businesses, products, services, technologies or assets.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
August 6, 2015	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01†	2015 Inventory Purchase and Consignment Agreement dated April 3, 2015, by and among Ingram Hosting Holdings Inc., the Company and Ingram Book Group Inc.					X
10.02	Third Amendment to Credit Agreement, dated August 3, 2015, by and among Bank of America, N.A. and the domestic subsidiaries of Chegg, Inc.					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

†
Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act. These portions have been omitted and submitted separately to the Securities and Exchange Commission.