Form 10-Q
period 2015-09-30
CHEGG, INC
filed 2015-11-05
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 31, 2015, the Registrant had 87,883,862 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	September 30, 2015	December 31, 2014
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$80,941	$56,117
Short-term investments	21,365	33,346
Accounts receivable, net of allowance for doubtful accounts of $271 and $559 at September 30, 2015 and December 31, 2014, respectively	9,323	14,396
Prepaid expenses	5,786	3,091
Other current assets	33,834	3,864
Total current assets	151,249	110,814
Long-term investments	2,935	1,451
Textbook library, net	44,642	80,762
Property and equipment, net	18,537	18,369
Goodwill	91,301	91,301
Intangible assets, net	9,511	13,626
Other assets	3,882	1,804
Total assets	$322,057	$318,127
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$11,982	$10,945
Deferred revenue	46,081	24,591
Accrued liabilities	39,674	31,183
Total current liabilities	97,737	66,719
Long-term liabilities
Total other long-term liabilities	4,261	4,365
Total liabilities	101,998	71,084
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value 400,000,000 shares authorized at September 30, 2015 and December 31, 2014; 87,762,853 and 84,008,043 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	88	84
Additional paid-in capital	552,773	516,845
Accumulated other comprehensive loss	(89)	(13)
Accumulated deficit	(332,713)	(269,873)
Total stockholders' equity	220,059	247,043
Total liabilities and stockholders' equity	$322,057	$318,127
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2014.
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Rental	$22,703	$38,923	$93,199	$128,036
Services	33,358	23,408	94,001	59,253
Sales	25,225	19,201	46,019	33,128
Total net revenues	81,286	81,532	233,219	220,417
Cost of revenues:
Rental	27,080	43,503	86,873	121,088
Services	10,377	8,218	32,189	20,786
Sales	24,263	16,560	44,407	30,488
Total cost of revenues	61,720	68,281	163,469	172,362
Gross profit	19,566	13,251	69,750	48,055
Operating expenses:
Technology and development	15,664	13,490	45,076	36,999
Sales and marketing	16,211	23,453	49,985	53,297
General and administrative	12,060	10,986	35,780	31,480
Restructuring charges	342	—	3,320	—
Gain on liquidation of textbooks	(909)	(2,044)	(2,649)	(5,844)
Total operating expenses	43,368	45,885	131,512	115,932
Loss from operations	(23,802)	(32,634)	(61,762)	(67,877)
Interest expense and other income, net:
Interest expense, net	(61)	(67)	(182)	(255)
Other income, net	85	541	217	817
Total interest expense and other income, net	24	474	35	562
Loss before provision for (benefit from) income taxes	(23,778)	(32,160)	(61,727)	(67,315)
Provision for (benefit from) income taxes	389	281	1,113	(869)
Net loss	$(24,167)	$(32,441)	$(62,840)	$(66,446)
Net loss per share, basic and diluted	$(0.28)	$(0.39)	$(0.73)	$(0.80)
Weighted average shares used to compute net loss per share, basic and diluted	87,706	83,688	86,419	82,963
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(24,167)	$(32,441)	$(62,840)	$(66,446)
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available for sale investments, net of tax	16	(18)	21	20
Change in foreign currency translation adjustments	(119)	(11)	(97)	(15)
Other comprehensive (loss) income:	(103)	(29)	(76)	5
Total comprehensive loss	$(24,270)	$(32,470)	$(62,916)	$(66,441)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(62,840)	$(66,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	36,838	54,220
Other depreciation and amortization expense	9,180	7,823
Share-based compensation expense	31,784	27,205
Gain on liquidation of textbooks	(2,649)	(5,844)
Loss from write-offs of textbooks	4,534	10,133
Deferred income taxes	—	(1,626)
Other non-cash items	790	650
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(399)	(3,633)
Prepaid expenses and other current assets	(32,503)	(8,356)
Other assets	(204)	(147)
Accounts payable	1,977	(319)
Deferred revenue	21,490	49,528
Accrued liabilities	10,310	4,826
Other liabilities	(194)	(12)
Net cash provided by operating activities	18,114	68,002
Cash flows from investing activities
Purchases of textbooks	(32,226)	(99,469)
Proceeds from liquidations of textbooks	34,230	40,175
Purchases of marketable securities	(19,975)	(63,872)
Proceeds from sale of marketable securities	350	42,708
Maturities of marketable securities	29,989	38,230
Purchases of property and equipment	(5,884)	(3,807)
Acquisition of businesses, net of cash acquired	—	(43,872)
Purchase of strategic equity investment	(2,019)	—
Net cash provided by (used in) investing activities	4,465	(89,907)
Cash flows from financing activities
Common stock issued under stock plans, net	12,588	2,001
Payment of taxes related to the net share settlement of RSUs	(8,080)	(3,774)
Repurchase of common stock	(2,263)	—
Net cash provided by (used in) financing activities	2,245	(1,773)
Net increase (decrease) in cash and cash equivalents	24,824	(23,678)
Cash and cash equivalents, beginning of period	56,117	76,864
Cash and cash equivalents, end of period	$80,941	$53,186

Supplemental cash flow data:
Cash paid during the period for:
Interest	$76	$88
Income taxes	$686	$518
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$999	$6,736
Issuance of common stock related to prior acquisition	$825	$1,585
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Except for restructuring charges and strategic investments, which are discussed below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Strategic Investments

We have entered into an equity investment in a privately-held business to achieve certain strategic business objectives. Our investment in equity securities of this privately-held business is accounted for under the cost method. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments when an other-than-temporary decline has occurred. Any fair value estimates are made based on consideration of the current cash position, recent operational performance, and forecasts of the investees.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(24,167)	$(32,441)	$(62,840)	$(66,446)
Denominator:
Weighted-average common shares outstanding	87,706	83,704	86,419	83,010
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(16)	—	(47)
Weighted-average common shares used in computing basic and diluted net loss per share	87,706	83,688	86,419	82,963

Net loss per share, basic and diluted.	$(0.28)	$(0.39)	$(0.73)	$(0.80)

The following potential shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	8,156	13,936	11,744	14,592
RSUs and PSUs	317	334	159	355
Employee stock purchase plan	6	—	14	—
Common stock subject to repurchase or forfeiture	—	9	—	9
Warrants to purchase common stock	200	996	335	996
Total common stock equivalents	8,679	15,275	12,252	15,952

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value (in thousands) as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$69,083	$—	$69,083	$49,836	$—	$49,836
Money market funds	10,108	—	10,108	5,828	—	5,828
Commercial paper	1,750	—	1,750	453	—	453
Total cash and cash equivalents	$80,941	$—	$80,941	$56,117	$—	$56,117
Short-term investments:
Commercial paper	$6,948	$—	$6,948	$13,435	$—	$13,435
Corporate securities	14,415	2	14,417	18,426	(15)	18,411
Certificate of deposit	—	—	—	1,499	1	1,500
Total short-term investments	$21,363	$2	$21,365	$33,360	$(14)	$33,346
Long-term investments:
Corporate securities	$1,937	$(5)	$1,932	$1,453	$(2)	$1,451
Agency bond	1,001	2	1,003	—	—	—
Long-term corporate securities	$2,938	$(3)	$2,935	$1,453	$(2)	$1,451

Short-term restricted cash	$300	$—	$300	$300	$—	$300
Long-term restricted cash	1,480	—	1,480	1,480	—	1,480
Total restricted cash	$1,780	$—	$1,780	$1,780	$—	$1,780

The amortized cost and fair value of available-for-sale investments as of September 30, 2015 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$23,113	$23,115
Due in 1-2 years	2,938	2,935
Investments not due at a single maturity date	10,108	10,108
Total	$36,159	$36,158

Investments not due at a single maturity date in the preceding table consist of money market fund deposits and commercial paper.

As of September 30, 2015, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of three months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the nine months ended September 30, 2015, we did not recognize any impairment charges.

Strategic Investment

During the three months ended September 30, 2015 we invested $2.0 million in a third party to expand our customer reach. This investment is included in other assets on our condensed consolidated balance sheet. We did not record other-than-temporary impairment charges on this investment during the three and nine months ended September 30, 2015 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$10,108	$10,108	$—
Commercial paper	1,750	—	1,750
Short-term investments:
Commercial paper	6,948	—	6,948
Corporate securities	14,417	—	14,417
Long-term investments:
Corporate securities	1,932	—	1,932
Agency bond	1,003	—	1,003
Total assets measured and recorded at fair value	$36,158	$10,108	$26,050

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,828	$5,828	$—	$—
Commercial paper	453	—	453	—
Short-term investments:
Commercial paper	13,435	—	13,435	—
Corporate securities	18,411	—	18,411	—
Certificate of deposit	1,500	—	1,500	—
Long-term investments, corporate securities	1,451	—	1,451
Total assets measured and recorded at fair value	$41,078	$5,828	$35,250	$—
Liabilities:
Put option liability	$1,079	$—	$—	$1,079

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

The put option liability (Level 3) related to a previous acquisition that provided certain employees of the acquired company with the right to require us to acquire vested common shares at a stated contractual price had been fully exercised and the shares were repurchased from employees in the first quarter of 2015. We no longer hold any Level 3 assets or liabilities as of September 30, 2015.

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

Note 5. Intangible Assets

Intangible assets as of September 30, 2015 and December 31, 2014 consist of the following (in thousands, except weighted-average amortization period):

	September 30, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,467)	$2,950
Customer lists	20	2,820	(2,145)	675
Trade names	48	2,343	(773)	1,570
Non-compete agreements	28	1,220	(695)	525
Master service agreements	21	1,030	(839)	191
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(10,919)	$9,511

	December 31, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technologies	50	$9,792	$(5,000)	$(194)	$4,598
Customer lists	15	4,363	(1,816)	(829)	1,718
Trade names	44	3,132	(1,085)	(39)	2,008
Non-compete agreements	21	1,637	(421)	(278)	938
Master service agreements	21	1,030	(266)	—	764
Corporate partnerships	0	243	(31)	(212)	—
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets		$23,797	$(8,619)	$(1,552)	$13,626

During the three and nine months ended September 30, 2015, amortization expense related to our acquired intangible assets totaled approximately $1.1 million and $4.1 million, respectively. During the three and nine months ended September 30, 2014, amortization expense related to our acquired intangible assets totaled approximately $1.7 million and $3.3 million, respectively.

As of September 30, 2015, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2015	$647
2016	2,238
2017	1,701
2018	1,018
2019	307
Total	$5,911

Note 6. Debt Obligations

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  In June 2014, we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million. In August 2015, we amended the Revolving Credit Facility to reduce the financial covenant consolidated EBITDA requirements beginning the quarter ended June 30, 2015 and to reduce the aggregate principal amount to $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $55.0 million beginning the quarter ended December 31, 2015. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire in August 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of September 30, 2015, we were in compliance with these financial covenants.

Note 7. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at September 30, 2015 related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our warehouse in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. On April 10, 2015, we signed an agreement to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016. Rental expense, net of sublease income, was approximately $0.6 million and $2.0 million in the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.5 million in the three and nine months ended September 30, 2014, respectively.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2015.

Note 9. Stockholders' Equity

Share-Based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$103	$160	$318	$472
Technology and development	3,464	3,235	9,444	8,252
Sales and marketing	126	4,476	6,214	8,071
General and administrative	5,240	3,923	15,808	10,410
Total share-based compensation expense	$8,933	$11,794	$31,784	$27,205

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

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

	Nine Months Ended September 30,
	2015	2014
Expected term (years)	5.50	6.07
Expected volatility	50.68%	56.15%
Dividend yield	—%	—%
Risk-free interest rate	1.75%	1.91%
Weighted-average grant-date fair value per share	$3.63	$3.82

No stock option awards were granted to employees in the three months ended September 30, 2015 and September 30, 2014.

Fair Value of Restricted Stock Units (RSUs) and of Performance-Based Restricted Stock Units (PSUs)

RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of RSUs is subject to the employee’s continuing service to us, while vesting of PSUs is subject to our achievement of specified corporate financial performance objectives in addition to the employee's continuing service to us. The compensation expense related to RSUs and PSUs is determined using the fair value of our common stock on the date of grant and the expense is recognized on a straight-line basis over the vesting period. RSUs are typically fully vested at the end of three or four years while PSUs vest subject to the achievement of performance objectives and if achieved, typically vest over two to three years. We assess the achievement of performance objectives on a quarterly basis and adjust our share-based payment expense as appropriate.

Fair Value of Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan (the 2013 ESPP), rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the 2013 ESPP was estimated at the date of grant using the Black-Scholes-Merton option-pricing model.

Stock Option Activity

Stock option activity under our equity incentive plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	14,962,099	$8.53	7.11	$6,646,629
Granted	165,456	7.65
Exercised	(1,735,179)	6.45
Canceled	(860,706)	9.96
Balance at September 30, 2015	12,531,670	$8.71	6.70	$6,124,172

As of September 30, 2015, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $13.6 million, which will be recognized over a weighted-average vesting period of approximately 1.2 years.

We recognize only the portion of the stock options granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No stock options were granted to consultants during the three and nine months ended September 30, 2015 and 2014. Total share-based compensation expense for consultants was not significant for the three and nine months ended September 30, 2015 and 2014.

There was no capitalized share-based compensation expense as of September 30, 2015 or 2014.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	9,125,190	$6.25
Granted	7,478,370	6.86
Released	(2,513,184)	7.78
Canceled	(891,798)	6.54
Balance at September 30, 2015	13,198,578	$6.28

In February 2015, we granted PSUs under the 2013 Equity Incentive Plan (2013 Plan) to certain of our key employees. The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the Performance Period). Based on the achievement of the performance conditions during the Performance Period for the February 2015 grants, the final settlement will range between zero and 100% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee of the Board of Directors.  If earned, these PSUs will vest annually over a two or three year period depending on the employee, with the initial vesting in February 2016.

The target number of shares underlying the PSUs that were granted to certain key employees during the nine months ended September 30, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. No PSUs were granted in the three months ended September 30, 2015. As of September 30, 2015, we expect the performance objectives associated with these PSUs to meet the minimum threshold needed to vest.

As of September 30, 2015, we had a total of approximately $47.7 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.6 years.

Note 10. Income Taxes

We recorded an income tax provision of approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, and an income tax provision of approximately $0.3 million and an income tax benefit of $0.9 million for the three and nine months ended September 30, 2014, respectively. The income tax provision for the three and nine months ended September 30, 2015 was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired goodwill. The income tax provision in the three months ended September 30, 2014 was the result of foreign and state income tax expense. The income tax benefit in the nine months ended September 30, 2014, was primarily the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income taxes.

Note 11. Restructuring Charges

2015 Restructuring Plan

For the three and nine months ended September 30, 2015, we recorded restructuring charges of $0.3 million and $3.3 million, respectively, related to the exit from our print coupon business and our Kentucky warehouse. The charges include one-time employee termination benefits for approximately 71 employees of $0.6 million and $1.8 million during the three and nine months ended September 30, 2015, respectively, a lease termination and other costs credit of $0.3 million during the three months ended September 30, 2015, and lease termination and other costs of $1.5 million for the nine months ended September 30, 2015. As a result of the expanded partnership with Ingram, we expect to exit our warehouse facilities by the end of 2015. We expect to incur charges in 2015 under the restructuring plan related to these exit activities and related severance costs of approximately $4.0 million. Costs incurred to date related to employee termination benefits are expected to be paid within the next three months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balances at January 1, 2015	$—	$—	$—
Restructuring charges	1,774	1,546	3,320
Cash payments	(628)	(483)	(1,111)
Write-offs	—	(331)	(331)
Balances at September 30, 2015	$1,146	$732	$1,878

As of September 30, 2015, the $1.9 million liability was comprised of a short-term accrual of $1.6 million included within accrued liabilities and a long-term accrual of $0.3 million included within other liabilities on the condensed consolidated balance sheet.

Note 12. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2015, we had purchases of $1.1 million and $2.0 million, respectively, and during the three and nine months ended September 30, 2014, we had purchases of $0.4 million and $0.8 million, respectively, of products from Adobe. We had $0.1 million in revenues in the nine months ended September 30, 2015 and $1.0 million in revenues in the nine months ended September 30, 2014, respectively, from Adobe. We had $0.4 million and $0.1 million in payables as of September 30, 2015 and December 31, 2014, respectively, to Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three and nine months ended September 30, 2015, we had purchases of $2.9 million and $9.1 million, respectively, and during the three and nine months ended September 30, 2014, we had purchases of $4.7 million and $10.8 million, respectively, of products from Cengage.  We had $0.1 million in revenues from Cengage in both the three and nine months ended September 30, 2015. We had $1.1 million and $0.1 million in payables as of September 30, 2015 and December 31, 2014, respectively, to Cengage. We had $0.1 million in outstanding accounts receivables to Cengage as of December 31, 2014.

One of our board members is the Chief Executive Officer of Shutterfly Inc. (Shutterfly). During the nine months ended September 30, 2015, we had purchases of $1.1 million of products from Shutterfly. We had $0.1 million in revenues in both the three and nine months ended September 30, 2015 and an immaterial amount and $0.1 million in revenues in the three and nine months ended September 30, 2014, respectively, from Shutterfly.

One of our board members is also a member of the Board of Directors of Synack Inc. (Synack). During the three and nine months ended September 30, 2015, we had purchases of $0.1 million of services from Synack.

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

We match domestic and international students with colleges, universities and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money and get smarter. We offer an extensive print textbook library for rent and sale both on our own and through our strategic partnership with Ingram, which we discuss in more detail below. We rent and sell eTextbooks. Students can subscribe to our digital services, such as Chegg Study, which provides Textbook Solutions and Q&A, helping students with their course work. When students are really stuck, they can reach a live tutor online, anytime, and anywhere through our Chegg Tutors service. Finally, we provide access to internships to help students gain skills which are critical to securing their first job.

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

During the three and nine months ended September 30, 2015, we generated net revenues of $81.3 million and $233.2 million, respectively, and in the same periods had net losses of $24.2 million and $62.8 million, respectively. During the three and nine months ended September 30, 2014, we generated net revenues of $81.5 million and $220.4 million, respectively, and in the same periods had net losses of $32.4 million and $66.4 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our platform, the development of additional products and services that serve students, and expanding our strategic partnership with Ingram.

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

Our Print Textbook Business

Our print textbook rental business has been highly capital intensive. As a result of our expanded partnership with Ingram, we expect to exit our warehouse facilities in Kentucky by the end of 2015 and transition our textbook library to Ingram’s facilities which will help to free up resources historically required by this business. We will continue to liquidate our textbook library through the normal course of our operations and expect to be fully liquidated at the end of 2016. Until that point, we will continue to rent textbooks and to recognize revenue on the textbooks that we own as print revenue through the liquidation period. Once our entire textbook library has been liquidated all revenue from textbook rentals will be commission-based and we will no longer report on revenue from our print offerings as all of the revenue will be classified as services revenue.

We capitalize the investment in our textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the nine months ended September 30, 2015 and September 30, 2014, our investment in print textbooks, net of proceeds from textbook liquidation, was an inflow of $2.0 million and an outflow of $59.3 million, respectively. Investment in our print textbooks, net of proceeds from textbook liquidations, in the nine months ended September 30, 2015 decreased to the point where we received more in proceeds from textbook liquidations than we invested in new additions to our print textbook library. This is expected to continue through 2016 as a result of our partnership with Ingram.

We use our website to liquidate textbooks from our textbook library, which allows us to generate greater recovery on our textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We are able to adjust what we liquidate based on expected rental demand. We also use our website to source, on behalf of Ingram, both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used textbooks allows us to reduce the investments necessary to maintain the rental catalog while at the same time attracting students to our website by offering more for their textbooks than they could generally get by selling them back to their campus bookstore.

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

Students typically pay to access eTextbooks for the academic term or subscribe for other services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, digital offerings were 47% and 44% of net revenues during the three and nine months ended September 30, 2015, respectively, and 32% and 28% of net revenues during the three and nine months ended September 30, 2014, respectively.

Seasonality of Our Business
A substantial majority of our revenue is recognized ratably over the term the student rents our textbooks or has access to our digital offerings. This generally results in our highest revenue in the fourth quarter as it reflects more days of the academic year and our lowest revenue in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. We expect these variable expenses to decrease through the remainder of 2015 and 2016 as we transition shipping and fulfillment activities related to textbooks to Ingram. As a result of these factors, the most concentrated periods for our revenue and expenses do not necessarily coincide and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. We expect our expanded strategic partnership with Ingram to shift peak revenue in the periods that a student rents a textbook as a result of our revenue sharing agreement such that our revenue will more closely track the academic calendar as our expenses associated with the textbook rental business decrease.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net revenues:
Rental	$22,703	28%	$38,923	48%	$93,199	40%	$128,036	58%
Services	33,358	41%	23,408	29%	94,001	40%	59,253	27%
Sales	25,225	31%	19,201	23%	46,019	20%	33,128	15%
Total net revenues	81,286	100%	81,532	100%	233,219	100%	220,417	100%
Cost of revenues(1):
Rental	27,080	33%	43,503	53%	86,873	37%	121,088	55%
Services	10,377	13%	8,218	10%	32,189	14%	20,786	9%
Sales	24,263	30%	16,560	21%	44,407	19%	30,488	14%
Total cost of revenues	61,720	76%	68,281	84%	163,469	70%	172,362	78%
Gross profit	19,566	24%	13,251	16%	69,750	30%	48,055	22%
Operating expenses(1):
Technology and development	15,664	19%	13,490	17%	45,076	19%	36,999	17%
Sales and marketing	16,211	20%	23,453	29%	49,985	21%	53,297	24%
General and administrative	12,060	15%	10,986	13%	35,780	15%	31,480	14%
Restructuring charges	342	—%	—	—%	3,320	1%	—	—%
Gain on liquidation of textbooks	(909)	(1)%	(2,044)	(3)%	(2,649)	(1)%	(5,844)	(3)%
Total operating expenses	43,368	53%	45,885	56%	131,512	56%	115,932	52%
Loss from operations	(23,802)	(29)%	(32,634)	(40)%	(61,762)	(26)%	(67,877)	(30)%
Total interest expense and other income, net	24	—%	474	1%	35	—%	562	—%
Loss before provision for (benefit from) income taxes	(23,778)	(29)%	(32,160)	(39)%	(61,727)	(26)%	(67,315)	(30)%
Provision for (benefit from) income taxes	389	—%	281	—%	1,113	(1)%	(869)	—%
Net loss	$(24,167)	(29)%	$(32,441)	(39)%	$(62,840)	(27)%	$(66,446)	(30)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$103		$160		$318		$472
Technology and development	3,464		3,235		9,444		8,252
Sales and marketing	126		4,476		6,214		8,071
General and administrative	5,240		3,923		15,808		10,410
Total share-based compensation expense	$8,933		$11,794		$31,784		$27,205

Three and Nine Months Ended September 30, 2015 and 2014

Net Revenues

Net revenues in the three months ended September 30, 2015 decreased $0.2 million compared to the same period in 2014. Rental revenue decreased $16.2 million or 42%, while service revenue increased $10.0 million, or 43%, and sale revenue increased $6.0 million, or 31%.

Net revenues in the nine months ended September 30, 2015 increased $12.8 million, or 6%, compared to the same period in 2014. Rental revenue decreased $34.8 million or 27%, while service revenue increased $34.7 million, or 59%, and sale revenue increased $12.9 million, or 39%.

The decrease in rental revenue in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was due to our partnership with Ingram, which commenced in July 2014. As a result of the Ingram partnership, our service revenue and digital offerings revenue is comprised of a commission on the total revenue that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss. The increase in services and sales revenue in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was driven primarily from growth across our digital offerings for students which included increased revenue from Chegg Study, eTextbooks, and our various acquisitions in 2014 as well as an increase in the commissions earned from Ingram.

The following table sets forth our net revenues for the periods shown, in addition to revenue details for our print textbook business and digital offerings business (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Print textbooks	$43,116	$55,296	$(12,180)	(22)%
Digital offerings	38,170	26,236	11,934	45
Net revenues	$81,286	$81,532	$(246)	—%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Print textbooks	$131,314	$157,717	$(26,403)	(17)%
Digital offerings	101,905	62,700	39,205	63
Net revenues	$233,219	$220,417	$12,802	6%

Net revenues remained flat and increased in the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. Digital offerings revenue increased 45% and 63% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to growth in new memberships for our Chegg Study service, revenue from acquisitions that we completed toward the end of the first half of 2014, an increase in eTextbook volumes, as well as our commission earned from Ingram related to textbook rentals. Digital offerings represented 47% and 44% of net revenues during the three and nine months ended September 30, 2015, respectively, and 32% and 28% of net revenues during the three and nine months ended September 30, 2014, respectively. Print textbook revenue decreased 22% and 17% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to our partnership with Ingram. Because we record the commission we earn from Ingram as digital offerings revenue and service revenue, we expect our print textbook revenue and rental revenue to continue to decrease throughout 2015 and 2016 as we transition investments in the textbook library and logistics and fulfillment for print textbook rental orders to Ingram. We expect by the end of 2016 we will have substantially liquidated our textbook library through the normal course of our operations.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Cost of revenues(1)	$61,720	$68,281	$(6,561)	(10)%

(1) Includes share-based compensation expense of:	$103	$160	$(57)	(36)%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Cost of revenues(1)	$163,469	$172,362	$(8,893)	(5)%

(1) Includes share-based compensation expense of:	$318	$472	$(154)	(33)%

Cost of revenues in the three and nine months ended September 30, 2015 decreased by $6.6 million and $8.9 million, respectively, compared to the same periods in 2014. As a result, gross margins increased to 24% and 30% in the three and nine months ended September 30, 2015, respectively from 16% and 22% in the three and nine months ended September 30, 2014, respectively, as digital offerings continue to become a larger percentage of our business. Further, as we move towards Ingram taking title and risk of loss for the textbook inventory needed to fulfill all print textbooks rentals and sales, we anticipate our print related cost of revenues will continue to decrease and our total gross margins will continually increase to be more in-line with gross margins we experience for digital offerings today.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Technology and development(1)	$15,664	$13,490	$2,174	16%
Sales and marketing(1)	16,211	23,453	(7,242)	(31)
General and administrative(1)	12,060	10,986	1,074	10
Restructuring charges	342	—	342	n/m
Gain on liquidation of textbooks	(909)	(2,044)	1,135	(56)
	$43,368	$45,885	$(2,517)	(5)%

(1) Includes share-based compensation expense of:
Technology and development	$3,464	$3,235	$229	7%
Sales and marketing	126	4,476	(4,350)	(97)
General and administrative	5,240	3,923	1,317	34
Share-based compensation expense	$8,830	$11,634	$(2,804)	(24)%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Technology and development(1)	$45,076	$36,999	$8,077	22%
Sales and marketing(1)	49,985	53,297	(3,312)	(6)
General and administrative(1)	35,780	31,480	4,300	14
Restructuring charges	3,320	—	3,320	n/m
Gain on liquidation of textbooks	(2,649)	(5,844)	3,195	(55)
	$131,512	$115,932	$15,580	13%

(1) Includes share-based compensation expense of:
Technology and development	$9,444	$8,252	$1,192	14%
Sales and marketing	6,214	8,071	(1,857)	(23)
General and administrative	15,808	10,410	5,398	52
Share-based compensation expense	$31,466	$26,733	$4,733	18%
_____________________________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended September 30, 2015 increased $2.2 million, or 16%, compared to the same period in 2014. During the three months ended September 30, 2015 our employee-related expenses and web hosting, software licensing fees, and share-based compensation expense increased $1.1 million, $0.3 million, and $0.2 million, respectively, compared to the same period in 2014. Technology and development as a percentage of net revenues were 19% during the three months ended September 30, 2015 compared to 17% during the three months ended September 30, 2014.

Technology and development expenses during the nine months ended September 30, 2015 increased $8.1 million, or 22%, compared to the same period in 2014. During the nine months ended September 30, 2015, our employee-related expenses and share-based compensation expense increased $4.1 million and $1.2 million, respectively, compared to the same period in 2014. In addition, expenses for outside services increased $1.3 million and web hosting and software licensing fees increased $0.7 million compared to the nine months ended September 30, 2014. Technology and development as a percentage of net revenues were 19% during the nine months ended September 30, 2015 compared to 17% during the nine months ended September 30, 2014.

Sales and Marketing
Sales and marketing expenses during the three months ended September 30, 2015 decreased by $7.2 million, or 31%, compared to the same period in 2014. The decrease is primarily attributable to a decrease in our employee-related and share-based compensation expense of $2.2 million and $4.4 million, respectively, compared to the three months ended September 30, 2014.  The decrease was partially offset by higher marketing expenses that increased $0.5 million compared to the same period in 2014. Sales and marketing expenses as a percentage of net revenues were 20% during the three months ended September 30, 2015 compared to 29% during the three months ended September 30, 2014.

Sales and marketing expenses during the nine months ended September 30, 2015 decreased by $3.3 million, or 6%, compared to the same period in 2014. The decrease is primarily attributable to a decrease in employee-related and share-based compensation expense that decreased $2.2 million and $1.9 million, respectively, compared to the nine months ended September 30, 2014.  The decrease was partially offset by the amortization of our intangibles that increased $0.8 million related to acquisitions completed in 2014. Sales and marketing expenses as a percentage of net revenues were 21% during the nine months ended September 30, 2015 compared to 24% during the nine months ended September 30, 2014.

General and Administrative

General and administrative expenses in the three months ended September 30, 2015 increased $1.1 million, or 10%, compared to the same period in 2014. The increase was due to higher employee-related expenses and share-based compensation expense that increased $0.5 million and $1.3 million, respectively, compared to the three months ended September 30, 2014, which was partially offset by a decrease in professional fees, bad debt, and insurance of $0.1 million, $0.4 million, and $0.1 million, respectively. General and administrative expenses as a percentage of net revenues were 15% during the three months ended September 30, 2015 compared to 13% during the three months ended September 30, 2014.

General and administrative expenses in the nine months ended September 30, 2015 increased $4.3 million, or 14%, compared to the same period in 2014. The increase was due to higher employee-related expenses and share-based compensation expenses that increased $1.4 million and $5.4 million, respectively, compared to the nine months ended September 30, 2014, which was partially offset by a decrease in professional fees, bad debt, and insurance of $1.0 million, $0.6 million, and $0.4 million, respectively. General and administrative expenses as a percentage of net revenues were 15% during the nine months ended September 30, 2015 compared to 14% during the nine months ended September 30, 2014.

Restructuring Charges

During the three and nine months ended September 30, 2015, we incurred restructuring charges of $0.3 million and $3.3 million, respectively, resulting from the exit from our print coupon business and the expected closure of our warehouse in Kentucky. The restructuring charges were comprised of employee severance of $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively; a lease termination and other costs credit of $0.3 million during the three months ended September 30, 2015 and lease termination and other costs of $1.5 million for the nine months ended September 30, 2015. As a result of the expanded partnership with Ingram, we expect to exit our warehouse facilities by the end of 2015. Charges in 2015 under the restructuring plan related to these exit activities and related severance costs are expected to be approximately $4.0 million. We expect costs savings from the expected closure of our warehouse in Kentucky to be realized beginning in the first quarter of 2016. Costs incurred to date related to employee termination benefits are expected to be paid within the next three months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Gain on Liquidation of Textbooks

During the three months ended September 30, 2015 and 2014, we had a net gain on liquidations of $0.9 million and $2.0 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

During the nine months ended September 30, 2015 and 2014, we had a net gain on liquidations of $2.6 million and $5.8 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Interest expense, net	$(61)	$(67)	$6	(9)%
Other income, net	85	541	(456)	(84)
Total interest expense and other income, net	$24	$474	$(450)	(95)%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Interest expense, net	$(182)	$(255)	$73	(29)%
Other income, net	217	817	(600)	(73)
Total interest expense and other income, net	$35	$562	$(527)	(94)%

Interest expense, net decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. In the nine months ended September 30, 2015, we reduced our line of credit to $30.0 million.

Other income, net decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to the interest earned on our investments. The decrease in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was due to a lower interest earned on our short term and long term investment balances.

Provision for (benefit from) income taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Provision for income taxes	$389	$281	$108	38%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Provision for (benefit from) income taxes	$1,113	$(869)	$1,982	n/m
We recorded an income tax provision of approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, and an income tax provision of approximately $0.3 million for the three months ended September 30, 2014 and income tax benefit of approximately $0.9 million for the nine months ended September 30, 2014. The income tax provision for the three and nine months ended September 30, 2015, was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired goodwill. The income tax provision of approximately $0.3 million for the three months ended September 30, 2014 was due to state and foreign tax expenses. The income tax benefit for the nine months ended September 30, 2014 was the result of the release of valuation allowance resulting from our acquisition of InstaEDU, offset by foreign and state income tax expenses.

Liquidity and Capital Resources

As of September 30, 2015 our principal sources of liquidity were cash, cash equivalents and investments totaling $105.2 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, U.S. government treasuries and money market funds. We also have an aggregate principal amount of $40.0 million available under our Revolving Credit Facility with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million. In August 2015, we amended the Revolving Credit Facility to reduce the aggregate principal amount to $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $55.0 million beginning the quarter ended December 31, 2015. The Revolving Credit Facility expires in August 2016. As of September 30, 2015, we had no amounts outstanding under the Revolving Credit Facility.

As a result of our expanded strategic partnership with Ingram, we will continue to buy used books on Ingram’s behalf including books through our buyback program, and invoice Ingram at cost. We will also provide Ingram with extended payment terms in 2015 and 2016 for the purchase of textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance due from Ingram included within other current assets on the condensed consolidated balance sheet related to the purchase of these textbooks of $31.6 million as of September 30, 2015. As a result of our partnership with Ingram, we anticipate to have significantly more working capital.

During the nine months ended September 30, 2015, our proceeds from textbook liquidations exceeded our investment in print textbooks and resulted in a cash inflow of $2.0 million as a result of our strategic partnership with Ingram whereby we no longer make new investments in the print textbook library and Ingram is responsible for all new investments in the textbook library. During the nine months ended September 30, 2014 our investment in print textbooks, net of proceeds from textbook liquidations was $59.3 million.

As of September 30, 2015, we have incurred cumulative losses of $332.7 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

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

As of September 30, 2015 our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$18,114	$68,002
Net cash provided by (used in) investing activities	4,465	(89,907)
Net cash provided by (used in) financing activities	2,245	(1,773)

Cash Flows from Operating Activities

Although we incurred net losses during the nine months ended September 30, 2015 and 2014, we generated positive cash flows from operating activities which was primarily the result of our increased digital offerings revenue. Additionally, during the nine months ended September 30, 2015 we saw a decline in our textbook depreciation expense and an increase in the change of our prepaid expenses and other current assets as shown on the condensed consolidated statement of cash flows, which was a result of the expanded partnership with Ingram, where we continue to buy books on Ingram's behalf, while providing them with extended payment terms. The substantial majority of our net revenue is from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new bookings are generally at their low point. In addition, we have significant non-cash operating expenses such as textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense.

Net cash provided by operating activities during the nine months ended September 30, 2015 was $18.1 million. Our net loss of $62.8 million was partially offset by significant non-cash operating expenses, including textbook library depreciation expense of $36.8 million, other depreciation and amortization expense of $9.2 million, share-based compensation expense of $31.8 million and loss from write-offs of textbooks of $4.5 million.

Net cash provided by operating activities during the nine months ended September 30, 2014 was $68.0 million. Although we incurred a net loss of $66.4 million, our net loss was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $54.2 million, other depreciation and amortization expense of $7.8 million, share-based compensation expense of $27.2 million and loss from write-offs of textbooks of $10.1 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of textbooks, investments and property and equipment, offset by proceeds from the maturity of investments and the proceeds from the liquidation of textbooks.

Net cash provided by investing activities during the nine months ended September 30, 2015 was $4.5 million and was primarily used for the purchases of textbooks of $32.2 million, purchases of investments of $20.0 million, purchases of property and equipment of $5.9 million, and the purchase of a strategic equity investment in a third party of $2.0 million, offset by proceeds from the sale or maturity of investments of $30.3 million and proceeds from the liquidation of textbooks of $34.2 million.

Net cash used in investing activities during the nine months ended September 30, 2014 was $89.9 million and was primarily used for the acquisition of businesses of $43.9 million, purchase of textbooks of $99.5 million, purchase of investments of $63.9 million and purchase of property and equipment of $3.8 million, partially offset by proceeds from the sale or maturity of investments of $80.9 million and proceeds from liquidation of textbooks of $40.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $2.2 million and was primarily related to the proceeds from the exercise of stock options totaling $12.6 million partially offset by the payment of $8.1 million in taxes related to the net share settlement of RSUs which became fully vested during the period as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Net cash used in financing activities during the nine months ended September 30, 2014 was $1.8 million and was primarily related to the payment of $3.8 million in taxes related to the net share settlement of RSUs that became fully vested during the period partially offset by the issuance of common stock from our 2013 ESPP totaling $2.0 million.

Contractual Obligations and Other Commitments

As a result of our expanded partnership with Ingram and plan to exit the Kentucky warehouse by the end of 2015, we signed an agreement on April 10, 2015 to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016.

Off-Balance Sheet Arrangements

Through September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as compared to recent accounting pronouncements described in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2015, compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K.

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
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenue at scale from print textbook rentals until 2010. We began transitioning to a new model for our print textbook business in August 2014 through our strategic partnership with Ingram and recently entered into a new inventory purchase and consignment agreement with Ingram in April 2015 to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We expect to cease maintaining a textbook library and to be a fully digital business by 2017. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram is responsible for funding all new textbook inventory, fulfillment, logistics, and has title and risk of loss related to textbook rentals with respect to the textbooks they own. The transition may be disruptive to our operations and may adversely affect our business and results of operations if we are unable to successfully transition these aspects of our print textbook rental business to Ingram.
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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended September 30, 2015 and 2014 were $24.2 million and $32.4 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $62.8 million and $66.4 million, respectively. As of September 30, 2015, we had an accumulated deficit of $332.7 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be negatively impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals, slowing demand for our other products and services, increasing competition, particularly for the price of textbooks, decreased spending on education and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our print textbook and digital offerings models to improve the predictability of our revenue. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our revenue to revenue from digital offerings by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and our business model is evolving. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenue from our print textbook business. During the three months ended September 30, 2015 and 2014, this business accounted for 53% and 68% of our revenue, respectively, and 56% and 72% for the nine months ended September 30, 2015 and 2014, respectively. The print textbook rental business is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive print textbook rental business, we have entered into a partnership with Ingram wherein Ingram makes all new investments in the textbook library, taking title and risk of loss for the books, and provides logistical and fulfillment services for the books that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory and fulfillment and logistics operations. As a result of this change to our model, we stopped making additional investments in our textbook library beginning in May 2015 and we expect to rent and liquidate our existing inventory of books during 2015 and 2016. We expect the transition of these aspects of our print textbook business to Ingram to be complete by 2017. Our partnership with Ingram is non-exclusive and subject to significant risks, including our ability to transition logistical and fulfillment activities to Ingram and liquidate our inventory of textbooks in a cost-effective manner, Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, and that we and/or Ingram may elect to terminate the partnership sooner than anticipated.

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

We currently rely on Ingram to make new investments in the textbook library and fulfill our print textbook rentals and sales orders. As we continue to focus on reducing the expense and investment necessary to support our print textbook business, we have become increasingly committed to our strategic partnership. If our continuing relationship with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able perform as anticipated, or we experience problems with the transition of inventory and logistics and fulfillment activities to Ingram, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business and results of operations and financial condition.

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

To succeed in our efforts to strengthen brand identity, we must, among other activities:

•	maintain our reputation as a trusted source of content and services for students;

•	maintain the quality of and improve our existing products and services;

•	maintain and control the quality of our brand as we transition to Ingram for our textbook fulfillment logistics;

•	continue to introduce products and services that are favorably received;

•	adapt to changing technologies;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

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

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

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

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenue and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our platform.

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

Ingram predominantly relies on United Parcel Service (UPS) to deliver textbooks from its textbook warehouse and to return textbooks to Ingram from our students. To a lesser extent Ingram relies on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill a certain portion of textbook sales orders and liquidations. As a result, our print textbook business is subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If the delivery failures or delays or damage rates for our textbooks increase as a result of any such factors, this would increase our cost to deliver textbooks. In addition, if shipping vendors increase shipping costs for our textbooks, our gross profit could be affected adversely if we elect not to raise our rental rates to offset the increase. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, Ingram's ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If Ingram's relationships with its shipping vendors are terminated or impaired or if Ingram's shipping vendors are unable to deliver merchandise for us, Ingram would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. Ingram may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to them, if at all. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

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

We use complex proprietary software to process deliveries and returns of our textbooks and to manage other aspects of our operations, including systems to consider the market price for textbooks, general availability of textbook titles and other factors to determine how to buy textbooks and set prices for textbooks and other content in real time. We rely on the expertise of our engineering and software development teams to maintain and enhance the software used for our distribution operations. We cannot be sure that the maintenance and enhancements we make to our distribution operations will achieve the intended results or otherwise be of value to students. If we are unable to maintain and enhance our technology to manage the shipping and return of textbooks in a timely and efficient manner, particularly during peak periods, our ability to retain existing students and to add new students may be impaired.

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

We rely on third-party software and service providers, including AWS, to provide systems, storage and services, including user log in authentication, for our website. Any technical problem with, cyber-attack on, or loss of access to such third parties’ systems, servers or technologies could result in the inability of our students to rent or purchase print textbooks, interfere with access to our digital content and other online products and services or result in the theft of end-user personal information. For example, AWS experienced a service disruption during the second quarter of 2012, which affected some aspects of the delivery of our products and services for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration or during peak periods could.

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

We expect a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable or prevent us or Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations or Ingram's warehouses during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship a book, which could lead to customer dissatisfaction, and the amount of time required to process a rental return, which could result in us purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that we rely on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenue.

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

It is important to our success that students be able to access our platform at all times. We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints due to an overwhelming number of students accessing our platform simultaneously. If our platform is unavailable when students attempt to access it or it does not load as quickly as they expect, students may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract students and brands and the frequency with which they use our website and mobile applications.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, state and other laws regarding privacy and data protection are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. Any failure or perceived failure by us to comply with our privacy policies, our privacy or data-protection obligations to students or other third parties, our privacy or data-protection legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause students to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as colleges and brands, violate applicable laws or our policies, such violations may also put our student users’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and services to students, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of on-line, social media companies. Similar actions may also impact us directly, particularly because high school students who use our College Admissions, College Counseling and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not directed to children under 13, the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2015, we had nine patents and 31 patent applications pending, primarily in the United States and ten patents pending internationally. We own six U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. We own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

We rely on third parties to provide payment processing services, including the processing and storage of credit cards and debit cards. If these companies become unwilling or unable to provide these services to us, our business could be disrupted. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our students, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, inclement weather, shelving accidents or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area. In the recent past, California has experienced deficiencies in its power supply, resulting in occasional rolling blackouts. If floods, fire, inclement weather including extreme rain, wind, heat or cold or accidents due to human error were to occur and cause damage to a warehouse of Ingram or its textbook library, Ingram's ability to fulfill orders for textbook rental and sales transactions would be materially and adversely affected and our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

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

We have an outstanding revolving credit facility with an aggregate principal amount of $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $55.0 million beginning with the quarter ended December 31, 2015, with Bank of America as lender and letter of credit issuer that expires in August 2016. We currently have no amount drawn down under our credit facility. If we default on our credit obligations, our lenders may, among other things, require immediate repayment of amounts drawn on our credit facilities, terminate our credit facilities or require us to pay significant fees, penalties or damages.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through September 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
November 5, 2015	By:	/S/ ANDREW BROWN
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