Form 10-K/A
period 2014-12-31
CHEGG, INC
filed 2015-12-21
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

•	As of November 30, 2015, the Registrant had 88,085,295 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2014.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Chegg, Inc. (the “Company”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 (the “Original 10-K”). The sole purpose of this Amendment No. 1 is to file corrected certifications required by Rules 13a-14(e) and 15d-15(e) of the Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), because certain provisions of the 302 Certifications were inadvertently omitted when the Original 10-K was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.01 and 31.02 to this Amendment No. 1.

Except as described above, no changes have been made to the Original 10-K and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information set forth in the Original 10-K. This Amendment No. 1 does not reflect any events that have occurred subsequent to March 6, 2015, the filing date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s subsequent filings made with the SEC since March 6, 2015.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

CHEGG, INC.
December 21, 2015	By:	/S/ DAN ROSENSWEIG
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

5