Form 10-Q/A
period 2015-09-30
CHEGG, INC
filed 2015-12-21
CIK 1364954

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Chegg, Inc. (the “Company”) for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission (“SEC”) on November 5, 2015 (the “Original 10-Q”). The sole purpose of this Amendment No. 1 is to file corrected certifications required by Rules 13a-14(e) and 15d-15(e) of the Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), because certain provisions of the 302 Certifications were inadvertently omitted when the Original 10-Q was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.01 and 31.02 to this Amendment No. 1.

Except as described above, no changes have been made to the Original 10-Q and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information set forth in the Original 10-Q. This Amendment No. 1 does not reflect any events that have occurred subsequent to November 5, 2015, the filing date of the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s subsequent filings made with the SEC since November 5, 2015.

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