Form 10-K
period 2015-12-31
CHEGG, INC
filed 2016-03-04
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

•
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was approximately $610,176,271. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

•	As of February 29, 2016, the Registrant had 89,956,930 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2015.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. We help students study more effectively for college admissions exams, find the right college to accomplish their goals, get better grades and test scores while in school, and find internships that allow them to gain valuable skills to help them enter the workforce after college. We strive to improve the overall return on investment in education by helping students learn more in less time and at a lower cost. During 2015, nearly 6.4 million students turned to Chegg to save time, save money and get smarter.

In 2015, we matched approximately 5.0 million domestic and international students with colleges and universities and other academic institutions, which we collectively refer to as colleges, in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. In November 2015, we also launched Test Prep which is currently designed to help students increase their standardized SAT and ACT exam scores to improve their chances of getting accepted to a school of their choice. Once in college, we provide a range of products and services to help students save time, save money and get smarter. We offer Required Materials, which includes products that are essential for students to meet the requirements of their coursework, including an extensive print textbook and eTextbook library for rent and sale, in part through our strategic partnership with Ingram Content Group (Ingram). We expect our partnership with Ingram to allow us to focus primarily on our products and services other than Required Materials, which we refer to as "Chegg Services". In 2015, we provided over 6.4 million textbooks and eTextbooks, and over 1.4 million students subscribed to our digital services, such as our Chegg Study service, which provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students are really stuck, they can reach a live tutor online, anytime, anywhere. Finally, as of December 31, 2015, we provided access to over 320,000 internships to help students gain skills and experiences that are critical to securing their first job.

To deliver these services, we partner with several third parties. In 2015, we entered into agreements with over 500 colleges to help shape their incoming classes. During 2015, we sourced print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large network of students and professionals who leverage our platform to tutor in their spare time. As of December 31, 2015, more than 94,000 employers leverage our platform to post their internships and jobs. In addition, because we have a large student audience, local and national brands partner with us to reach the college and high school demographic.

Our Offering

We offer products and services that help students throughout the student lifecycle, from choosing a college while in high school, through college graduation and beyond. We are continually expanding our offerings at each stage of a student's lifecycle, both for students and for third parties that share in our vision to put students first.

Enrollment

College Admissions and Scholarship Services. Our College Admissions and Scholarship Services allow high school students to highlight their interests, passions and personalities in a way that transcripts and standardized tests do not. During 2015, we received 20.7 million inquiries from students through our College Admissions and Scholarship Services or through our affiliate network. Our goal is to connect high school students to the “best fit” educational and scholarship opportunities at colleges. We strive to present relevant matches for each student, and, in the process, reduce stress, time and costs, while improving student satisfaction and graduation rates. On Chegg.com, we connect community and junior college students with “best fit” possibilities to transfer to four-year colleges based on their profile information. If a student expresses an interest in a college, her profile matches the expressed interest of a college, or our matching technology determines she might be a fit with a college in our network, we offer the student an opportunity to connect with that college. Students in high school or college can use our “Scholarship Match” tool to create a profile, which includes information such as their high school, GPA, intended major, demographic background, college preferences and areas of interest. Based on this information, our tool can connect these students with scholarship opportunities based on their profiles from a total database of more than $1.0 billion in scholarship and merit aid awards as of December 31, 2015.

Enrollment Marketing Services. We provide colleges with admission and transfer support through our enrollment marketing services, delivering 5.0 million paid inquiries for interested students during 2015. Using the information from the college-bound high school students who fill out a profile using our College Admissions and Scholarship Services and from our affiliate network, we provide colleges with potential candidates and help them attract and shape their classes in a more cost effective manner. The inquiries can be based either on students’ expressed preference for a particular college or matching students’ general preferences with college profiles. We only provide student contact information to colleges after the student has agreed to be referred. Colleges pay for these services on a per-student basis or on a subscription fee basis. For colleges, we help reduce the costs of recruiting and support enrollment and retention rates. Rather than spending hundreds or thousands of dollars per enrollment, colleges that use our enrollment marketing services can realize recruiting costs of generally less than $100 per student enrolled through our enrollment marketing services, and we believe they are better able to shape their incoming class, reducing transfers and drop-outs by using our services.

Test Prep. In November 2015, we launched a beta version of our interactive Test Prep product, covering the SAT and ACT exams. Our goal is to provide all students access to an affordable, high-quality and comprehensive online test preparation product that helps students improve their test scores. We are currently testing a free version of Test Prep with students to review and analyze Test Prep content and functionality.

College

Print Textbooks. Most of the print textbook transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, which in May 2015, we expanded so that Ingram fulfills all of our print textbook rentals and a portion of our textbook sales. We offer a compelling value proposition to students as the price to rent a book through Chegg is significantly lower than the purchase price of a new or used book. Orders are shipped to students in a distinctive orange Chegg box that typically arrives within three business days. We expect our partnership with Ingram to allow us to shorten the average book delivery time for students. At the end of the academic term, students are able to return a rented textbook in this same box for free. We also offer “Instant Access” to eTextbooks with participating publishers, which is a one-week free trial of our eTextbook service, allowing the student to access the eTextbook while the print copy is in transit. Our data shows students value this service and find it a great way to learn more about the eTextbook experience.

eTextbooks. All eTextbooks obtained from Chegg are accessed through our proprietary HTML5-web-based eTextbook Reader. Our eTextbook Reader provides students with access to eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere to students that are connected to the Internet and giving students the ability to save a portion of the book for offline access. Our eTextbook Reader enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with persistence of highlighting and notes across platforms.

Print textbooks and eTextbooks are part of our Required Materials. In 2015, we rented or sold over 6.4 million print textbooks and eTextbooks.

Supplemental Materials. In addition to textbooks, we offer students access to other materials from publishers, professors, students and subject matter experts. These include related materials like study guides, lab manuals or digital services provided by publishers, commonly known as “Whole Course Solutions” or “Integrated Learning Systems.” We tailor our merchandising of these materials based on the student’s core textbook.

Chegg Study. Our Chegg Study service helps students master challenging concepts on their own. For high demand print and electronic textbooks, primarily in the sciences, technology, engineering, mathematics, statistics, business and economic subjects, we offer “Textbook Solutions,” which are step-by-step answers to the questions at the end of each chapter in a student’s textbook. For other questions, we offer our Expert Answers service, where a student can ask a question on our website and subject matter experts will provide detailed answers. As of December 31, 2015, Chegg has already created an archive of over 7.0 million responses to which students can immediately access. These services are available on our website and on mobile devices, via our native application and our mobile website.

Tutoring. Complementing our other study tools, we have live tutors on our connected learning platform. Students can access help online, anytime, anywhere either synchronously or asynchronously. Instead of paying for expensive, offline tutors that require scheduling and travel time, students can come to Chegg to find highly rated tutors whenever they are stuck and pay as little as $0.40 per minute. Our tutors are qualified to help students with a wide range of topics, including history, foreign languages, English literature, science, technology, engineering, mathematics and business, along with test prep and a variety of other highly-requested subjects. Students can subscribe to weekly or monthly packages, or choose to use the service on a pay-as-you-go basis.

Textbook Buyback. We offer students, on behalf of our fulfillment partner Ingram, the ability to sell us their textbooks, even if they were not originally purchased from us, and in turn those textbooks are offered to other students for purchase or rent, or sold to wholesalers. Students provide us with the ISBN of each textbook they are willing to sell, and we let them know how much we are willing to pay based on our real-time market driven algorithms. Ingram reimburses us the amounts we pay to students for these purchases. If our offer is accepted, we provide a pre-printed label and shipping instructions.

Career

Internships. Internships are a highly effective way for students to gain work experience before graduation. In a recent survey, 65% of companies that responded offered full-time jobs to interns. As of December 31, 2015, our internships marketplace connects students to over 320,000 internships with more than 94,000 employers across the country. Students search and apply for internships directly through our website. Students can upload their resume to be matched by us to internship opportunities. Employers can post their internships and manage the process with our applicant tracking system. We currently offer internships as a free service.

Brand Partnerships

We offer unique and compelling ways for brands with relevant products and services to reach and engage high school and college students at important and memorable transition points in their lives, such as preparing for college, preparing for back-to-school or as they approach graduation and prepare for a career or graduate school. We work closely with brands to integrate their services and products with ours. Our brand advertising services include digital advertising on our platform, product samples, white label integrations, discounts and other promotions shipped directly to students in our distinctive orange Chegg boxes and experiential offerings that may include, for example, on-campus events, sponsorships and other brand ambassador work. For the year ended December 31, 2015, we had advertising contracts with approximately 60 consumer brands.

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

Personalization and Merchandising Technology. We create a personalized experience for each student throughout our connected learning platform, building awareness of our multiple services and also connecting them with opportunities through third-party partners and brands. We are able to accomplish this personalization and customization as a result of the Student Graph and our search technology.

Student Graph. Our Student Graph is the accumulation of the collective activity of students in our network. Students provide us information each time they engage with our platform. The Student Graph also includes information we access from public and private sources to integrate into our platform such as textbook information, information about colleges and scholarship data. We are able to collect, organize and process this information to algorithmically create a personalized experience for each student on our network.

Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Most students come to us for textbook rentals, and in our search results we not only provide the relevant textbook, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we can also expose that student to tutors, Expert Answers, and Textbook Solutions that are relevant to that textbook. We may also display a free Chegg Study offer where we have Textbook Solutions for that textbook. We also provide personalized search results based on information in the Student Graph.

Data Sourcing and Graph Technology. Not all information relevant to students on our platform is made available by service, product, list or user-input. Therefore, we have developed proprietary technologies to collect disparate, distributed sets of data. For example, we access data from public and private sources to integrate into our platform to inform our decisions about our textbook catalog and pricing.

Mobile Solutions. We have mobile applications on Apple iOS and Google Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API) and server-side HTML5. We also maintain a mobile version of our website: m.chegg.com. Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons, Chegg Flashcards and Chegg Textbook Solutions.

Open Platform. We have established a proprietary API layer that enables us to extend our product and service offerings to additional, relevant business partners. We have enhanced our technology to enable Chegg student experiences to be consumed on other websites or portals. Internships.com, which we acquired in 2014, began offering its services through this API layer in December 2013. We have established four other use cases and have applied unique technology to each case, with the aim of providing students with access to relevant products and services beyond those that we have developed or provided on our website, including native mobile apps, hub apps, bridge to third-party tools, an externalizing catalog and Platform-as-a-Service.

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

Customers

In 2015, approximately 3.1 million individuals paid for our services directed at college students up from approximately 3.0 million in 2014 and 2.4 million in 2013. In 2015, we entered into agreements to provide enrollment marketing services to over 500 colleges, including public and private colleges. We have conducted national campaigns with a number of brands attractive to college and high school students. During 2015, we had advertising contracts with approximately 60 consumer brands.

Sales and Marketing

Students

We use several major direct marketing channels relevant to students. We deploy search engine optimization (SEO) techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also use display marketing to drive awareness of our brand and services by running display ads on major online and mobile advertising networks, such as Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large ad network that recruits individual online affiliates in exchange for pre-determined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Twitter and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, resume preparation, transition to college and picking a major.

Through our campus activation programs, we partner with brands to bring entertainment events, such as concerts, trial promotions, on campus ambassadors and product giveaways to students. We also engage students on campus to help them elevate their voice behind timely social issues beyond academics, such as the “It’s On Us” campaign relating to the prevention of on-campus sexual violence. The Chegg for Good program connects students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date. In May 2013, we formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges that may be of interest to them.

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

Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, CourseSmart, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our Chegg Services, our competitors include companies that offer students study materials and educational content such as publishers, online instructional systems such as Web Assign and other tutorial services, job boards, and other online career guidance services.

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

Brands. With respect to brands, we compete with online and offline outlets that generate revenues from advertisers and marketers, especially those that target high school and college students. In this area, we seek to partner with brands that have offerings that will interest or delight students and have received very positive comments and feedback from students on these offerings. We provide these brands with preferential access to our audience, which we believe represents a highly engaged portion of the target demographic of our brand partners.

We believe that we have competitive strengths, some of which are discussed above, that position us favorably in each aspect of our business. However, the education industry is evolving rapidly and is increasingly competitive. A variety of business models are being pursued or may be considered for the provision of print textbooks and eTextbooks, some of which may be more profitable or successful than our business model.

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

As of December 31, 2015, we had nine patents which will expire in 2032, 31 patent applications pending in the United States and nine patents pending internationally. We own six U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com,” “Zinch,” and “#1 In Textbook Rentals,” among others as well as a variety of service marks. As of December 31, 2015, we owned over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad.

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

The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the U.S. Federal Trade Commission (FTC) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.

The Telephone Consumer Protection Act of 1991 (TCPA) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the

Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by a number of states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. In particular, we are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Regulations related to the Program Participation Agreement of the U.S. Department of Education and other similar laws and regulate the recruitment of students to colleges and other institutions of higher learning.

The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

The Digital Millennium Copyright Act (DMCA) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing or linking to third-party content that infringes copyrights of others.

The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

Employees

As of December 31, 2015, we had 672 full-time employees. We also engage temporary, seasonal employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Information about Segment and Geographic Revenues

Information about segment and geographic revenues is set forth in Note 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading connected learning platform for students to help them save time, save money and get smarter. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add our Chegg Study service, Zinch in 2011 to add our College Admissions and Scholarship Services, InstaEDU in 2014 to add our Tutoring service, and internships.com in 2014 to add to our internship service. We completed our initial public offering (IPO) in November 2013 and our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry
Our limited operating history, recent business model transition and evolving digital offerings make it difficult to evaluate our current business and future prospects.
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We began transitioning to a new model for our Required Materials product line in August 2014 through our strategic partnership with Ingram to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We expect to cease maintaining a textbook library and to be a fully digital company by 2017. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram funds all new rental textbook inventory, fulfillment, logistics, and has title and risk of loss related to textbook rentals for the textbooks they own. The transition may be disruptive to our operations and may adversely affect our business and results of operations if we are unable to successfully transition these aspects of the print textbook rental business to Ingram.
Since July 2010, we also have been focused on expanding our other offerings, in many instances through the acquisition of other companies, to include digital textbooks (eTextbooks), supplemental materials, multiplatform eTextbook Reader software, Chegg Study, Chegg Tutors, Chegg Test Prep, College Admissions and Scholarship Services, purchases of used textbooks, internships, careers, college counseling, enrollment marketing services and brand advertising. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate new products and services into our connected learning platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a connected learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our relatively new, evolving and unproven business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;

•	attract and retain colleges, universities and other academic institutions and brands to our marketing services;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including Ingram and other distributors, publishers, wholesalers, colleges and brands;

•	develop a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand into foreign markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2015, 2014, and 2013 were $59.2 million, $64.8 million, and $55.9 million, respectively. As of December 31, 2015, we had an accumulated deficit of $329.1 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be negatively impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals and/or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our print textbook rental revenues to commissions based revenues by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and we are transitioning our business model to a fully digital business. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenues from print textbooks. Print textbook rental is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive nature of print textbook rentals, we have entered into a partnership with Ingram wherein Ingram makes all new investments in the rental library of print textbooks, taking title and risk of loss for the books, and provides logistical and fulfillment services for the print textbooks that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory, fulfillment and logistics operations. As a result of this change, we stopped making additional investments in our textbook library beginning in May 2015 and we expect to rent and liquidate our remaining inventory of print textbooks during 2016. We expect the transition of these aspects of our print textbook offerings to Ingram to be complete by 2017. Our partnership with Ingram is non-exclusive and subject to significant risks, including our ability to cost-effectively liquidate our remaining inventory of textbooks, Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, the provision of extended payment terms to Ingram for the facilitation of textbook purchases beyond Ingram's capital commitment, and that we and/or Ingram may elect to terminate the partnership sooner than anticipated.

We have added and plan to continue to add new offerings to our connected learning platform to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our business is uncertain.

Our business is highly seasonal and our reliance on a concentration of activity at the beginning of each academic term exposes our business to increased risk from disruption during peak periods and makes our operating results difficult to predict.

We derive a significant portion of our net revenues from print textbook rental and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter and spring academic terms. In particular, we and Ingram experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and in January. The increased volume of orders that we and Ingram have to process during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our annual operating results and the potential future growth of our business.

As a result of this seasonality, which corresponds to the academic calendar, our revenues fluctuate significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our revenues and operating results are not likely to be meaningful. In addition, our operating results for any given quarter cannot be used as an accurate indicator of our results for the year. In particular, we anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” In addition, our other offerings are relatively new and, as a result, we have limited experience with forecasting revenues from them.

The fourth quarter has typically been our highest performing quarter as we were recognizing a full quarter of revenues on print textbooks that we owned from peak volumes in August and September and partial revenues from peak volumes in December, while the second quarter has typically been our lowest performing quarter as students start their summer vacations and the volume of our textbook rentals and sales and purchases of supplemental materials and Chegg Study decreases. With Ingram fulfilling more of the print textbook rental orders through our strategic partnership, we now expect our first and third quarters to be higher as we now recognize a commission immediately on the transaction of an Ingram owned print textbook rather than recognizing the revenues ratably over the term the student rents one of our print textbooks. This will continue to the point where all print textbook rental transactions are fulfilled by Ingram and our revenues are comprised entirely of a commission earned on the transaction.

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenues and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenues were historically concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential quarterly comparison of our financial results has not be meaningful. We expect our seasonality to shift as a result of our strategic partnership with Ingram and our highest quarters for revenues and operating expense to coincide. Further, a portion of our expenses, such as office space and warehouse facility lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership has resulted in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations to decrease and we expect that our overall operating expenses to be more evenly distributed throughout the year. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

Our operating results are expected to be difficult to predict based on a number of factors.

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract and retain students and increase their engagement with our connected learning platform and mobile applications, particularly at the beginning of each academic term;

•	the rate of adoption of our offerings;

•	changes in demand for print textbook rentals, including as a result of pricing changes for alternatives or by us;

•	changes in demand for eTextbooks, including as a result of pricing changes by publishers;

•
our ability and Ingram's ability to manage fulfillment processes to handle significant volume increases in the number of students and student selections, during peak periods and as a result of the potential growth in volume of transactions over time;

•	our ability to successfully utilize the information gathered from our connected learning platform to target sales of complementary products and services to our users;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage the textbook library;

•	our ability to execute on the expanded partnership with Ingram to facilitate our transition to digital content;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the effectiveness of Ingram's shipping center, particularly in peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from acquisitions;

•	governmental regulation in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to higher education.

Difficulties that could arise from our partnership with Ingram may have an adverse effect on our business and results of operations.

We rely on Ingram to make new investments in the textbook library and fulfill our print textbook rentals and sales orders. We purchase used books on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. As we continue to focus on reducing the expense and investment necessary to support the rental of Chegg owned textbooks, we have become increasingly committed to this strategic partnership. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, or we experience problems with the transition of inventory and logistics and fulfillment activities to Ingram, Ingram may not be able to reimburse us for the books we have procured on their behalf, especially before we move to normal payment terms in 2017, or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations.

If our efforts to attract new students to use our products and services and increase student engagement with our connected learning platform are not successful, our business will be adversely affected.

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our connected learning platform may decline or fluctuate because of several factors, including:

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	our ability to engage high school students with our College Admissions and Scholarship Services, Chegg Tutors and Chegg Test Prep;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

If we do not attract more students to our connected learning platform and the products and services that we offer or if students do not increase their level of engagement with our platform, our revenues may grow more slowly than expected or decline. Many students use our print textbook service as a result of word-of-mouth advertising and referrals from students who have used this service in the past. If our efforts to satisfy our existing student user base are not successful, we may not be able to attract new students and, as a result, our business will be adversely affected.

If our efforts to build a strong brand are not successful, we may not be able to grow our student user base, which could adversely affect our operating results.

We believe our brand is a key asset of our business. Developing, protecting and enhancing the “Chegg” brand is critical to our ability to expand our student user base and increase student engagement with our connected learning platform. A strong brand also helps to counteract the significant student turnover we experience from year to year as students graduate and differentiates us from our competitors.

To succeed in our efforts to strengthen our brand identity, we must, among other activities:

•	maintain our reputation as a trusted source of textbooks, content and services for students;

•	maintain the quality of and improve our existing products and services;

•	maintain and control the quality of our brand as we transition to Ingram for our textbook fulfillment logistics;

•	introduce products and services that are favorably received;

•	adapt to changing technologies;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including the Internships.com brand and the students who use Internships.com into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our connected learning platform and our products and services;

•
technical or other problems that prevent us, or Ingram, from delivering our products and services in a rapid and reliable manner or that otherwise affect the student experience on our website or our mobile application;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our connected learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2014, we acquired our tutoring and internships services in the acquisitions of InstaEDU and Internships.com, respectively, and we developed Chegg Test Prep internally, which we launched in beta in November 2015. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

In the future, we may invest in new products and services and other initiatives to generate revenues, but there is no guarantee these approaches will be successful. Acquisitions of new companies, products and services create integration risk, while development of new products and services and enhancements to existing products and services involve significant time, labor and expense and are subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenues as anticipated or recover any associated development costs, and our financial results could be adversely affected. For example, in 2014 we acquired a print coupon business, which we later determined to no longer support or expand, and as a result, in 2014 recorded an impairment charge of $1.6 million related to the write-off of intangible assets from that acquisition.

Our future revenues depend on our ability to continue to attract new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation, requiring us to invest continuously in marketing to the student population to build brand awareness and loyalty, which we may not be able to accomplish on a cost-effective basis or at all.

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenues and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our connected learning platform, products or services.

If we fail to convince colleges and brands of the benefits of advertising on our platform or to use our marketing services, our business could be harmed.

Our business strategy includes increasing our revenues from enrollment marketing services and brand advertising. Colleges and brands may view our connected learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of colleges that use our enrollment marketing services and brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

•	compete for advertising and marketing dollars from colleges, brands, online marketing and media companies and advertisers;

•	penetrate the market for student-focused advertising;

•	develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, Internet, mobile applications and other connected devices;

•	improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	maintain the retention, growth and engagement of our student user base;

•	strengthen our brand and increase our presence in media reports and with publicity companies that utilize online platforms for advertising and marketing purposes;

•	create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	manage changes in the way online advertising and marketing services are priced;

•	weather the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general; and

•	manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation.

If we are not able to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

We have expanded rapidly since we launched our online print textbook rental service in 2007. We anticipate further expanding our operations to offer additional products, services and content to help grow our student user base and to take advantage of favorable market opportunities. As we grow, our operations and the technology infrastructure we use to manage and account for our operations will become more complex, and managing these aspects of our business will become more challenging. Any future expansion will likely place significant demands on our resources, capabilities and systems, and we may need to develop new processes and procedures and expand the size of our infrastructure to respond to these demands. If we are not able to respond effectively to new and increasingly complex demands that arise because of the growth of our business, or, if in responding to such demands, our management is materially distracted from our current operations, our operating results and financial condition may be adversely affected.

We may not realize the anticipated benefits of acquisitions, which could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services, operations or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful we may not be able to offset our acquisition costs. Acquisitions involve many risks that may negatively impact our financial condition and results of operations, including the risks that the acquisitions may:

•	require us to incur charges and substantial debt or liabilities;

•	cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•
result in acquired in-process research and development expenses or in the future may require the amortization; write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets; and

•	give rise to various litigation risks, including the increased likelihood of litigation.

In addition:

•	we may not generate sufficient financial return to offset acquisition costs;

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, services, operations and personnel of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•
an acquisition may delay adoption rates or reduce engagement rates for our products and services and those of the company acquired by us due to student uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell or otherwise monetize any acquired products and services; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we recently expanded into internships with the acquisition of Internships.com in October 2014. We are currently in the process of transitioning the Internships.com users to the Chegg platform and integrating this brand into the Chegg platform. We may not successfully transition these users to the Chegg platform.

In addition, we have made, and may make in the future, acquisitions that we later determine are not complementary with our evolving business model. For example, in 2014 we acquired a print coupon business, which we later determined to no longer support or expand and as a result, in 2014 recorded an impairment charge of $1.6 million related to the write-off of acquired intangible assets.

We may pursue additional acquisitions in the future to add specialized employees, complementary companies, products, services or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions we may issue equity, which could be dilutive, or debt, which could be costly, potentially dilutive, and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products, personnel, operations or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenues and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

Ingram purchases, and we price, textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

The print textbook rental distribution model requires our fulfillment partner, Ingram, to make substantial investments in their textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on their investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of not achieving financial return targets set forth in our agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. We typically plan the textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in the print textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing pressure becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize the purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to Ingram in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books or return damaged books, or if we for any other reason forecast demand inaccurately and cause Ingram to acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased costs in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and cause Ingram to acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and we may be required to make additional payments to Ingram and our gross margins would be affected adversely.

When deciding whether to offer a textbook for rent and the price we charge for that rental, we also must weigh a variety of factors and assumptions and if our judgments or assumptions are incorrect, our gross margins may be adversely affected. Certain textbooks cost more to acquire depending on the source from which they are acquired and the terms on which they are acquired. We must factor in some projection of the number of rentals we will be able to achieve with such textbooks and at what rental price, among other factors, to determine whether we believe it will be profitable to cause Ingram to acquire such textbooks and for us to offer them for rent. If the textbooks Ingram acquires are lost or damaged prematurely Ingram may not be able to recover its costs or generate revenues on those textbooks. If we are unable to effectively make decisions about whether to cause Ingram to acquire textbooks and the price we charge to rent those textbooks, including if the assumptions upon which our decisions are made prove to be inaccurate, our gross margins may decline significantly.

We may need additional capital, and we cannot be sure that additional financing will be available or on favorable terms.

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, especially considering our expanded partnership with Ingram, we may require additional financing, particularly if the investment required to fund our operations is greater than we anticipate or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all especially considering that we will no longer own a textbook library, which we previously used as collateral for our debt financings, following the full transition resulting from the expanded Ingram partnership. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

If Ingram's relationships with the shipping providers that deliver textbooks directly to our students are terminated or impaired, if shipping costs increase or if these vendors are unable to timely deliver textbooks to our students, our business and results of operations could be substantially harmed.

Ingram predominantly relies on United Parcel Service (UPS) to deliver textbooks from its textbook warehouse and to return textbooks to Ingram from our students. To a lesser extent Ingram relies on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill a certain portion of textbook sales orders and liquidations. As a result, our business could be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If the delivery failures or delays or damage rates for our textbooks increase as a result of any such factors, this would increase our cost to deliver textbooks. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, Ingram's ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If Ingram's relationships with its shipping vendors are terminated or impaired or if Ingram's shipping vendors are unable to deliver merchandise for us, Ingram would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. Ingram may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to them, if at all. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

We face significant competition in each aspect of our business, and we expect such competition to increase, particularly in the market for textbooks.

Our products and services compete for students, colleges and advertisers and we expect such competition to increase, as described below.

•
Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line competes primarily on price. Our eTextbook product competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our other offerings, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other tutorial services, test preparation services, job boards, and other online career guidance services.

•
Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as standardized test providers, radio, television, Internet and email advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high quality connections between prospective students and institutions of higher learning we are able to provide as well as on price.

•
Brand Advertising. With respect to brands, we compete with online and offline outlets that generate revenues from advertisers and marketers, especially those that target high school and college students.

Our industry is evolving rapidly and is becoming increasingly competitive. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. For example, a recent U.S. Supreme Court decision may make it easier for third parties to import low-cost “gray market” textbooks for resale in the United States, and these textbooks may compete with our offerings. In addition, Follett has partnered with some colleges through its includED program, which allows schools to deliver required course materials directly to students by including them in the cost of college as part of tuition and fees. Such strategic alliances may eliminate our ability to compete favorably with our Required Materials product line because of the added convenience they offer to students, which may result in reduced textbook rentals, loss of market share and reduced revenues. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect Ingram's ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to our newer offerings. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

We rely heavily on our proprietary technology to process deliveries and returns of our textbooks and to manage other aspects of our operations. The failure of this technology to operate effectively, particularly during peak periods, could adversely affect our ability to retain and attract student users.

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

Any significant disruption to our computer systems, especially during peak periods, could result in a loss of students, colleges and/or brands which could harm our business, results of operations and financial condition.

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

We rely on third-party software and service providers, including Amazon Web Services (AWS), to provide systems, storage and services for our website. Any failure or interruption experienced by such third parties could result in the inability of students to use our products and services, result in a loss of revenues and harm our reputation.

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

Our reliance on AWS makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand or cause us to lose students or revenues or incur substantial recovery costs and distract management from operating our business. AWS may terminate its agreement with us upon 30 days' notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Increased activity during peak periods places substantially increased strain on our operations and any failure to deliver our products and services during these periods will have an adverse effect on student satisfaction and our revenues.

We historically experience a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable, slowed or prevent Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our connected learning platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations or Ingram's warehouses during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship textbooks, which could lead to student dissatisfaction, and increase the amount of time required to process a rental return, which could result in Ingram purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that Ingram relies on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenues.

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

Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract students to our website. Any significant disruption to our website or internal computer systems could result in a loss of students, colleges or brands and, particularly if disruptions occur during the peak periods at the beginning of each academic term, could adversely affect our business and results of operations.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our connected learning platform is accessible and delivers a satisfactory user experience to students.

It is important to our success that students be able to access our connected learning platform at all times. We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints due to an overwhelming number of students accessing our platform simultaneously. If our connected learning platform is unavailable when students attempt to access it or it does not load as quickly as they expect, students may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract students and brands and the frequency with which they use our website and mobile applications.

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of students, colleges and brands, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

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

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our student user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, loss of students, colleges and brands or loss of revenues any of which could adversely affect our business and financial results.

Growing our student user base and their engagement with our connected learning platform through mobile devices depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

There is no guarantee that students will use our mobile applications, such as the mobile version of our website, m.chegg.com, Chegg Flashcards and Chegg Textbook Solutions, rather than competing products. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google's Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. In the event that it is more difficult for students to access and use our applications on their mobile devices, or if students choose not to access or use our applications on their mobile devices or use mobile products that do not offer access to our applications, our student growth and student engagement levels could be harmed.

If we are not able to maintain the compatibility of our eTextbook Reader with third-party operating systems, demand for our eTextbooks may decline and have an adverse effect on our operating results.

Our eTextbook Reader is designed to provide students with access to eTextbooks from any device with an Internet connection and an Internet browser, including PCs, iPads, Android tablets, Kindles, Nooks and mobile phones. Our eTextbook Reader can be used across a variety of third-party operating systems. If we are not able to maintain the compatibility of our eTextbook Reader with third-party operating systems, demand for our eTextbooks could decline and revenues would be adversely affected. We may desire in the future to make our eTextbook Reader compatible with new or existing third-party operating systems that achieve popularity within the education marketplace, and these third-party operating systems may not be compatible with our designs. Any failure on our part to modify our applications to ensure compatibility with such third-party operating systems could reduce demand for our products and services.

If the transition from print to digital distribution does not proceed as we expect, our business and financial condition will be adversely affected.

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

In addition, our ability to distribute eTextbooks depends on publishers’ belief that we include effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, we could be subject to claims, and publishers may be unwilling to include their content in our service. If users are able to circumvent the digital rights management technology that we use, they may acquire unauthorized copies of the textbooks that they would otherwise rent from us, which could decrease our textbook rental volume and adversely affect our results of operations.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, student engagement with our website could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on mobile app stores such as iTunes and Google Play to allow students to locate and download Chegg mobile applications that enable our service. Our ability to maintain the number of students directed to our website is not entirely within our control. Our competitors’ search engine optimization (SEO) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our search result page ranking or in ways that make it harder for students to find our website, or if our competitors’ SEO efforts are more successful than ours, overall growth could slow, student engagement could decrease, and fewer students may use our platform. These modifications may be prompted by search engine companies entering the online networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of students directed to our website could harm our business and operating results.

Our core value of putting students first may conflict with the short-term interests of our business.

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services without advertising to students that require investment by us, such as our Internships service, in order to promote a more comprehensive solution. As part of our College Admissions, and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date. We formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, which we funded with one percent of the net proceeds from our IPO in November 2013. Our philosophy of putting students first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

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

•
the U.S. Federal Trade Commission (FTC) has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive; and

•
the TCPA restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

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

We are subject to regulations and laws specific to the education sector because we offer our products and services to students and collect data from students. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other States that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing educational institutions affect our business. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information. This act does not apply to general audience Internet websites but it is not clear how this Act will be interpreted and the breadth of services that will be restricted by it. Other states may adopt similar statutes. The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

While we expect and plan for new laws, regulations and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities, any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet for educational purposes and for our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our offerings.

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

We currently face certain legal obligations regarding the manner in which we treat such information. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, or new regulations restricting the collection, use and sharing of information from minors under the age of 18, that limit our ability to use collected data could have an adverse effect on our business. In addition, if unauthorized access to our students’ data were to occur or if we were to disclose data about our student users in a manner that was objectionable to them, our business reputation and brand could be adversely affected, and we could face legal claims that could impact our operating results. Our reputation and brand and relationships with students would be harmed if our billing data were accessed by unauthorized persons.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state and international laws and regulations regarding privacy and data protection are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our College Admissions, College Counseling and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not directed to children under 13, the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We maintain personal data regarding students who use our platform, including names and, in many cases, mailing addresses. We take measures to protect against unauthorized intrusion into our student users’ data. If, despite these measures, we or our payment processing services experience any unauthorized intrusion into our student users’ data, current and potential student users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. We may experience some loss from these fraudulent transactions. As an example, we discovered in 2014 that certain individuals fraudulently obtained several thousand textbooks from us. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions would harm our business and results of operations.

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

In addition, the Digital Millennium Copyright Act (DMCA) has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting or for listing or linking to, content or third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights, provided we comply with the strict statutory requirements of the DMCA. The interpretations of the statutory requirements of the DMCA are constantly being modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to potential liability for caching or hosting, or for listing or linking to, content or third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights.

We maintain content usage review systems that, through a combination of manual and automated blocks, monitors for and makes us aware of potentially infringing content on our platform. Nevertheless, claims may continue to be brought and threatened against us for negligence, intellectual property infringement, or other theories based on the nature and content of information, its origin and its distribution and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation or our operations. From time to time, we have been subject to copyright infringement claims, some of which we have settled. While these settlements have not had a material impact on our financial condition, we may be subject to similar lawsuits in the future, including in connection with our other services. The outcome of any such lawsuits may not be favorable to us and could have a material adverse effect on our financial condition.

Failure to protect or enforce our intellectual property and other proprietary rights could adversely affect our business and financial condition and results of operations.

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2015, we had nine patents and 31 patent applications pending, primarily in the United States and nine patents pending internationally. We own six U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. As of December 31, 2015, we own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition and operating results.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-

practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology.

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

We rely on third parties to provide payment processing services, including the processing and information storage of credit cards and debit cards. If these companies become unwilling or unable to provide these services to us, our business could be disrupted. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our students, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Worsening or stagnant economic conditions and their effect on funding levels of colleges, spending behavior by students and advertising budgets, may adversely affect our operating results and financial condition.

Our business is dependent on, among other factors, general economic conditions, which affect college funding, student spending and brand advertising. The economic downturn and slow economic recovery over the last several years has resulted in reductions in both state and federal funding levels at colleges across the United States, which has led to increased tuition and decreased amounts of financial aid offered to students. To the extent that the economy continues to stagnate or worsens, students may reduce the amount they spend on textbooks and other educational content, which could have a serious adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our products and services is likely to decrease, which could adversely affect our operating results and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Israel, India and the People’s Republic of China (China), and we indirectly contract with individuals in the Ukraine. Although today our international operations represent approximately 5% of our total consolidated operating expenses and we currently do not expect that to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

We depend in part on colleges to provide their students with access to the Internet. If colleges modify their policies in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, or if our competitors’ are able to reach more students than us, the overall growth in our student user base would slow, student engagement would decrease and we would lose revenues. Any reduction in the number of students directed to our website would harm our business and operating results.

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

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.” for additional risks relating to our “emerging growth company” status.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014 before the Kentucky Court of Appeals ruled unanimously in our favor in March 2016. The Kentucky Department of Revenue has 30 days to file an appeal to the Kentucky Supreme Court (see discussion above under Part I Item 3 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we are currently under tax audit in India for the 2011-12 fiscal year. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or service transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

We may not be able to utilize a significant portion of our net operating loss or tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses of approximately $159.0 million and $120.0 million, respectively, which if not utilized will begin to expire in 2028 and 2016 for federal and state purposes, respectively. A portion of the state net operating loss carryforwards expired in 2015. At December 31, 2015, we also had federal tax credit carryforwards of approximately $3.7 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $4.0 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

We have an outstanding revolving credit facility with an aggregate principal amount of $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million beginning with the quarter ended December 31, 2015, with Bank of America as lender and letter of credit issuer that expires in August 2016. We currently have no amount drawn down under our credit facility. If we default on our credit obligations, our lenders may, among other things, require immediate repayment of amounts drawn on our credit facilities, terminate our credit facilities or require us to pay significant fees, penalties or damages.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $4.82 to $11.25 through December 31, 2015. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results, including as a result of the seasonality in our business that results from the academic calendar;

•
our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and operating results or the revenues generated by our offerings;

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations;

•	international stock market conditions; and

•	general economic, political and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

Furthermore, both domestic and international stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We believe our stock price may be particularly susceptible to volatility as the stock prices of technology and Internet companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in February 2019. We have additional offices in California and Oregon in the United States and internationally in India, Israel and China, under leases that expire at varying times between 2017 and 2021. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. In addition to our office space, we have an approximately 611,000 square-foot warehouse in Shepherdsville, Kentucky under a lease that expires in November 2016, a portion of which we are subleasing, and office space in Georgia under a lease that expires in January 2021, which we are subleasing.

ITEM 3. LEGAL PROCEEDINGS

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation or other forms of communication. In addition, we may from time to time be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters.

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The State has 30 days to ask the Kentucky Supreme Court to hear the case for appeal. Due to the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “CHGG” since November 13, 2013.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2015
Fourth quarter	$7.83	$6.73
Third quarter	$8.74	$7.07
Second quarter	$8.68	$7.27
First quarter	$8.75	$6.44
Year Ended December 31, 2014
Fourth quarter	$7.01	$5.76
Third quarter	$7.36	$5.82
Second quarter	$7.81	$5.21
First quarter	$8.31	$6.17

Stockholders of Record

As of February 29, 2016, there were 89 stockholders of record of our common stock, and the closing price of our common stock was $4.29 per share as reported on the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from November 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Russell 2000 Index (Russell 2000). The graph assumes that $100 was invested at the market close on November 13, 2013 in the common stock of Chegg, Inc., the S&P 500 Index and the Russell 2000 Index and data for the S&P 500 Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$301,373	$304,834	$255,575	$213,334	$172,018
Net loss	(59,210)	(64,758)	(55,850)	(49,043)	(37,601)
Deemed dividend to preferred stockholders (1)	—	—	(102,557)	—	—
Net loss attributable to common stockholders	$(59,210)	$(64,758)	$(158,407)	$(49,043)	$(37,601)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.78)	$(7.58)	$(4.39)	$(4.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	86,818	83,205	20,902	11,183	8,453
______________________________
(1) The completion of our IPO resulted in certain accounting effects and cash tax payments related to the issuance of 11,667,254 shares of our common stock in the form of a deemed stock dividend to the holders of our Series D and Series E convertible preferred stock valued at approximately $102.6 million and the share-based compensation expense associated with RSUs that we had granted prior to our IPO that vested as a result of the completion of our IPO. These RSUs vested upon satisfaction of both a time-based service component and a performance condition which occurred on March 15, 2014.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$291,356	$318,127	$327,371	$196,367	$196,333
Deferred revenue	14,971	24,591	22,804	20,032	12,513
Debt obligations, current and non-current	—	—	—	19,386	20,500
Convertible preferred stock	—	—	—	207,201	182,218
Common stock and additional paid-in capital	560,330	516,929	479,361	63,088	48,328
Total stockholders' equity (deficit)	231,075	247,043	274,240	(86,127)	(51,894)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. We help students study more effectively for college admission exams, find the right college to accomplish their goals, get better grades and test scores while in school and find internships that allow them to gain valuable skills to help them enter the workforce after college. We strive to improve the overall return on investment in education.

We match domestic and international students with colleges, universities and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money and get smarter. We offer an extensive print textbook library for rent and sale both on our own and through our strategic partnership with Ingram, which we discuss in more detail below. We also offer eTextbooks for rent and sale. Students can subscribe to our digital services, such as Chegg Study, which provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. We also have live tutors available to students online, anytime, anywhere through our Chegg Tutors service. Finally, we provide access to internships to help students gain skills that are critical to securing their first job.

To deliver services to students, we partner with a variety of third parties. We work with colleges to help shape their incoming classes. We source print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large network of students and professionals who leverage our platform to tutor in their spare time and employers who leverage our platform to post their internships and jobs. In addition, because we have a large student user base, local and national brands partner with us to reach the college and high school demographic.

During the years ended December 31, 2015, 2014 and 2013, we generated net revenues of $301.4 million, $304.8 million and $255.6 million, respectively, and in the same periods had net losses of $59.2 million, $64.8 million and $55.9 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, the development of additional products and services that serve students, and expanding our strategic partnership with Ingram.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our connected learning platform. We plan to continue to invest in the expansion of Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. We believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Required Materials and Chegg Services, based on how students view us and the utilization of our products by them. Required Materials includes all products that are essential for students to meet the requirements of their coursework and Chegg Services includes all other products we provide to supplement the requirements and help students with their coursework. Chegg Services also includes our marketing services which help to complete our offering of services to students. More detail on our two product lines is discussed in the next two sections titled "Required Materials" and "Chegg Services."

Required Materials

Our Required Materials product line includes the rental and sale of print textbooks and eTextbooks as well as the commission we receive from Ingram. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers as of December 31, 2015, which we offer as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental. This product line has been highly capital intensive due to the resources required to maintain a print textbook rental library. As a result of our strategic partnership with Ingram, we have exited our warehouse facilities in Kentucky and have transitioned our textbook library to Ingram’s facilities helping to free up resources historically required by this product line. We will continue to liquidate our print textbook library through the normal course of our operations and expect it to be fully liquidated at the end of 2016. Until that point, we will continue to rent textbooks and recognize revenues on the textbooks that we own as rental revenues on our consolidated statement of operations through the liquidation period. Once our entire print textbook library has been liquidated, all revenues from print textbook rentals will be commission-based.

We have historically capitalized the investment in our print textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the year ended December 31, 2015, our investment in print textbooks, net of proceeds from textbook liquidation, was an inflow of $6.0 million and an outflow during the years ended December 31, 2014 and 2013 of $54.7 million and $84.3 million, respectively. In the year ended December 31, 2015, investment in our print textbooks, net of proceeds from textbook liquidations, decreased to the point where we received more in proceeds from print textbook liquidations than we invested in new additions to our print textbook library. This is expected to continue through 2016 as we are no longer purchasing textbooks for rental as a result of our strategic partnership with Ingram.

We use our website to liquidate print textbooks from our print textbook library, which allows us to generate greater recovery on our print textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We are able to adjust what we liquidate based on expected rental demand. We also use our website to source, on behalf of Ingram, both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used print textbooks allows us to reduce the investments necessary to maintain the rental catalog while at the same time attracting students to our website by offering more for their textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 69%, 78%, and 84% of net revenues during the years ended December 31, 2015, 2014 and 2013, respectively.

Chegg Services

Our Chegg Services are experiencing rapid growth and we expect our partnership with Ingram to accelerate the growth of these offerings by freeing up capital while allowing us to maintain our leadership and brand recognition. Our Chegg Services for students include our connected learning platform, or the Student Hub, our test preparation service currently covering the ACT and SAT exams, online tutoring, our Chegg Study service, College Admissions, Scholarship Services and Internship Services. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions, and Scholarship Services. We also work with leading brands, such as Dell, MasterCard, Microsoft, PayPal, Proctor & Gamble, Red Bull, Shutterfly and Starbucks, to provide students with discounts, promotions and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions and other products provided to students are paid for by the brands.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 31%, 22% and 16% of net revenues during the year ended December 31, 2015, 2014 and 2013, respectively.

Strategic Partnership with Ingram

We expect our partnership with Ingram to accelerate the growth of Chegg Services products by allowing us to utilize capital otherwise spent on the purchase of print textbooks, and at the same time allowing us to maintain our leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that will allow us to focus exclusively on eTextbooks and Chegg Services. Under the agreement, since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. As a result of our strategic partnership with Ingram, our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using print textbooks for which Ingram has title and risk of loss. Additionally, we have ceased making additional investments in our print textbook library during 2015 and expect to rent and liquidate our existing inventory of print textbooks during 2016. This new model will allow us to reduce and eventually eliminate the operating expenses we incur to acquire and maintain a print textbook library. As we transition to a fully digital company, we will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. We will also continue to provide Ingram with extended payment terms in 2016 as we procure print textbooks on behalf of Ingram, before moving to normal payment terms in 2017.

Seasonality of Our Business
A substantial majority of our revenues are recognized ratably over the term the student rents our print textbooks and eTextbooks or has access to our Chegg Services. Historically, this has generally resulted in our highest revenues in the fourth quarter as it reflects more days of the academic year and our lowest revenues in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The recognition of revenues from our eTextbooks and Chegg Services will continue to follow this trend. As a result of our strategic partnership with Ingram, revenues from Ingram owned print textbook rental transactions will now be higher in the first and third quarters as we recognize a commission on the transaction rather than recognizing the revenues ratably over the term the student rents our textbooks. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. We expect these variable expenses to decrease for 2016 as we have completely transitioned the shipping and fulfillment activities related to textbooks to Ingram. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. We expect our strategic partnership with Ingram to shift peak revenues in the periods that a student rents a textbook as a result of our revenue sharing agreement such that our revenues will more closely track the academic calendar as our expenses associated with the textbook rental business decrease.

Components of Results of Operations

Net Revenues

We derive our revenues from the rental or sale of print textbooks and eTextbooks, and from commissions earned from Ingram from the rental of their textbooks and from Chegg Services, net of allowances for refunds or charge backs from our payment processors, who process payments from credit cards, debit cards and PayPal.

We generate revenues from the rental of print textbooks and to a lesser extent, through the sales of print textbooks through our website on a just-in-time basis. Rental revenues for textbooks that we own is recognized ratably over the term of the rental period, generally two to five months. Commissions earned on rental textbooks owned by Ingram are recognized immediately when a student places an order. Revenues from selling textbooks on a just-in-time basis is recognized upon shipment and has comprised approximately 10% of our consolidated revenues on average over the three years ended December 31, 2015. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. Net revenues from the rental or sale of print textbooks represented 54%, 70% and 79% of our net revenues in the years ended December 31, 2015, 2014 and 2013, respectively, reflecting increasing growth in our Chegg Services. Similar to the revenue recognition from print textbooks rentals, revenues from eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

As a result of our strategic partnership with Ingram, we recognize less revenues from the rental of print textbooks and our Required Materials, and services revenues includes a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss.

We also generate revenues from Chegg Services that include our Chegg Study service, which we offer to students, online tutoring, College Admissions, Scholarship Services, and Internship Services. We also offer enrollment marketing services to colleges and advertising services that we offer to brands. Chegg Services are offered to students through weekly, monthly or annual subscriptions, and we recognize revenues ratably over the respective subscription period. We primarily offer subscriptions to our Chegg Study service and tutoring services.

When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as an operating cost. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. In relation to our partnership with Ingram and the rental of their textbooks, we recognize revenues on a net basis based on our role in the transaction as an agent.

Marketing services include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Revenues are recognized ratably or as earned over the subscription service period, generally one year. Revenues from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, are recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

Deferred revenue primarily consists of advance payments from students related to rentals and subscriptions that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenues ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues include textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the print textbook library and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Changes in our cost of revenues may be disproportionate to changes in our revenues because unrecoverable costs, such as outbound shipping and other fulfillment and payment processing fees, are expensed in the period they are incurred while revenues are recognized ratably over the rental term. This effect is particularly pronounced in the first and third quarters, corresponding to the beginning of academic terms. As a result, we could experience quarters in which our cost of revenues exceeds our revenues for the period. In addition, cost of revenues includes the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks and allocated information technology and facilities costs.

Cost of revenues also consists of content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues include allocated information technology and facilities costs.

We anticipate that to the extent Chegg Services revenues grow and Ingram fulfills print textbook rental and sale orders, our gross margins will generally improve over time.

Operating Expenses

We classify our operating expenses into five categories: technology and development, sales and marketing, general and administrative, restructuring charges and gain on liquidation of textbooks. One of the most significant components of our operating expenses is employee-related costs, which include share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our costs and expenses contain information technology expenses and facilities expenses such as webhosting, depreciation on our infrastructure systems, our headquarters lease expense and the employee-related costs for information technology support staff. We allocate these costs to each expense category, including cost of revenues, technology and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Technology and Development

Our technology and development expenses consist of salaries, benefits and share-based compensation expense for employees in our product and web design, engineering and technical teams who are responsible for maintaining our website, developing new products and improving existing products. Technology and development costs also include amortization of acquired intangible assets, webhosting costs, third-party development costs and allocated information technology and facilities expenses. We expense substantially all of our technology and development expenses as they are incurred. In the past three years, our expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems used to manage our print textbook library. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

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

General and Administrative

Our general and administrative expenses consist of salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, provision for doubtful accounts and allocated information technology and facilities costs. We expect to incur additional costs when we transition from an “emerging growth company” including increased audit, legal, regulatory and other related fees.

Restructuring Charges

Restructuring charges are primarily comprised of severance costs, contract and program termination costs, asset impairments and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable.

Gain on Liquidation of Textbooks

Gain on liquidation of textbooks consists of proceeds we receive from the sale of previously rented print textbooks, through our website or to wholesalers and other channels, offset by the net book value of such textbooks. Our gain on liquidation of textbooks is driven by several factors including age of the books liquidated, the volume of books liquidated at a given point in time and the channel through which we liquidate. When the proceeds received exceed the net book value of the textbooks liquidated, we record a gain on liquidation of textbooks.

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

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenues):

	Year Ended December 31,
	2015		2014		2013
Net revenues:
Rental	$120,365	40%	$181,570	60%	$189,004	74%
Services	131,996	44	87,460	29	51,958	20
Sales	49,012	16	35,804	11	14,613	6
Total net revenues	301,373	100	304,834	100	255,575	100
Cost of revenues(1):
Rental	98,162	33	145,760	48	140,033	55
Services	43,794	15	31,158	10	18,522	7
Sales	47,893	16	34,067	11	16,505	6
Total cost of revenues	189,849	63	210,985	69	175,060	68
Gross profit	111,524	37	93,849	31	80,515	32
Operating expenses(1):
Technology and development	59,391	20	49,386	16	41,944	16
Sales and marketing	64,082	21	72,315	24	50,302	20
General and administrative	45,209	15	41,837	14	40,486	16
Restructuring charges	4,868	2	—	—	—	—
Gain on liquidation of textbooks	(4,326)	(1)	(4,555)	(2)	(1,186)	—
Total operating expenses	169,224	56	158,983	52	131,546	52
Loss from operations	(57,700)	(19)	(65,134)	(21)	(51,031)	(20)
Total interest expense and other income (expense), net	(31)	—	562	—	(4,177)	(2)
Loss before provision for income taxes	(57,731)	(19)	(64,572)	(21)	(55,208)	(22)
Provision for income taxes	1,479	1	186	—	642	—
Net loss	$(59,210)	(20)%	$(64,758)	(21)%	$(55,850)	(22)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$262		$617		$1,185
Technology and development	11,992		10,451		9,414
Sales and marketing	7,901		11,300		7,107
General and administrative	18,620		14,520		19,252
Total share-based compensation expense	$38,775		$36,888		$36,958

Year Ended December 31, 2015, 2014 and 2013

Net Revenues

Net revenues in the year ended December 31, 2015 decreased $3.5 million, or 1%, compared to the same period in 2014. Rental revenues decreased $61.2 million or 34%, while services revenues increased $44.5 million, or 51%, and sales revenues increased $13.2 million, or 37%.

Net revenues in the year ended December 31, 2014 increased $49.3 million, or 19%, compared to the same period in 2013. Rental revenues decreased $7.4 million or 4%, while services revenues increased $35.5 million, or 68%, and sales revenues increased $21.2 million, or 145%.

The decrease in rental revenues during the years ended December 31, 2015 and 2014 was due to our strategic partnership with Ingram, which commenced in July 2014. As a result of our strategic partnership, our rental revenues are increasingly classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues from transactions using our print textbooks. The increase in services and sales revenues during the years ended December 31, 2015 and 2014 was driven primarily from growth across our other offerings for students which included increased revenues from Chegg Study, eTextbooks, and our various acquisitions in 2014 as well as an increase in the commissions earned from Ingram.

The following table sets forth our net revenues for the periods shown for our Required Materials and Chegg Services product lines (dollars in thousands):

	Year Ended December 31,			Change in 2015		Change in 2014
	2015	2014	2013	$	%	$	%
Required Materials	$207,088	$236,717	$213,746	$(29,629)	(13)%	22,971	11%
Chegg Services	94,285	68,117	41,829	26,168	38	26,288	63
Total net revenues	$301,373	$304,834	$255,575	$(3,461)	(1)%	$49,259	19%

Required Materials revenues decreased $29.6 million, or 13%, in the year ended December 31, 2015 compared to the same period in 2014 primarily due to our partnership with Ingram. Because our Required Materials revenues are increasingly comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction, we expect this to continue to decrease throughout 2016 as we transition investments in the print textbook library and logistics and fulfillment for print textbook rental orders to Ingram. Required Materials revenues represented 69% and 78% of net revenues during the years ended December 31, 2015 and 2014, respectively. Chegg Services revenues increased $26.2 million, or 38%, in the year ended December 31, 2015, compared to the same period in 2014 due to growth in new memberships for our Chegg Study service. Chegg Services represented 31% and 22% of net revenues during the years ended December 31, 2015 and 2014, respectively.

Net revenues in the year ended December 31, 2014 increased $49.3 million, or 19%, compared to the same period during 2013. Of this increase, Required Materials revenues increased $23.0 million or 11%, while, Chegg Services revenues increased $26.3 million, or 63%, compared to the same period in 2013. The increase in Required Materials revenues is primarily due to an increase in just in time sales during our peak rush period and an increase in eTextbook volumes with an offsetting decrease in rental revenues in the period as compared to 2013. The increase in Chegg Services revenues were due primarily from growth in new memberships of our Chegg Study service, growth in our enrollment marketing services and revenues from acquisitions completed in 2014.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2015		Change in 2014
	2015	2014	2013	$	%	$	%
Cost of revenues(1)	$189,849	$210,985	$175,060	$(21,136)	(10)%	$35,925	21%

(1) Includes share-based compensation expense of:	$262	$617	$1,185	$(355)	(58)%	$(568)	(48)%

Cost of revenues in the year ended December 31, 2015 decreased by $21.1 million, or 10%, compared to the same period in 2014. The decrease in absolute dollars and as a percentage of revenues for the year ended December 31, 2015 was primarily due to a decrease in textbook depreciation of $26.6 million, write-offs related to our print textbook library of $5.2 million and lower warehouse personnel costs of $5.6 million. These decreases resulted from Ingram's fulfillment of more print textbook rental orders and the closure of our warehouse in Kentucky. These savings were partially offset by higher cost related to sales of print textbooks of $15.5 million and the cost of digital content of $1.6 million. As a result, gross margins increased to 37% in the year ended December 31, 2015, from 31% in the year ended December 31, 2014, as Chegg Services continued to be a larger percentage of our business.

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

Further, as we move towards Ingram taking title and risk of loss for the print textbook inventory needed to fulfill all print textbooks rentals and sales, we anticipate our total cost of revenues will continue to decrease and our total gross margins will continually increase.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2015		Change in 2014
	2015	2014	2013	$	%	$	%
Technology and development(1)	$59,391	$49,386	$41,944	$10,005	20%	$7,442	18%
Sales and marketing(1)	64,082	72,315	50,302	(8,233)	(11)	22,013	44
General and administrative(1)	45,209	41,837	40,486	3,372	8	1,351	3
Restructuring charges	4,868	—	—	4,868	n/m	—	n/m
Gain on liquidation of textbooks	(4,326)	(4,555)	(1,186)	229	(5)	(3,369)	284
	$169,224	$158,983	$131,546	$10,241	6%	$27,437	21%

(1) Includes share-based compensation expense of:
Technology and development	$11,992	$10,451	$9,414	$1,541	15%	$1,037	11%
Sales and marketing	7,901	11,300	7,107	(3,399)	(30)	4,193	59
General and administrative	18,620	14,520	19,252	4,100	28	(4,732)	(25)
Share-based compensation expense	$38,513	$36,271	$35,773	$2,242	6%	$498	1%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the year ended December 31, 2015 increased $10.0 million, or 20%, compared to the same period in 2014. During the year ended December 31, 2015, our employee-related expenses and share-based compensation expense increased $5.2 million and $1.5 million, respectively, compared to the same period in 2014. In addition, expenses for outside services increased $1.4 million and web hosting and software licensing fees increased $0.9 million, compared to the year ended December 31, 2014. Technology and development as a percentage of net revenues were 20% during the year ended December 31, 2015 compared to 16% of net revenues during the year ended December 31, 2014.

Technology and development expenses during the year ended December 31, 2014 increased $7.4 million, or 18%, compared to the year ended December 31, 2013. During the year ended December 31, 2014 our employee-related expenses and share-based compensation expenses increased $3.3 million and $1.0 million, respectively, compared to the same period in 2013. Share-based compensation expense increased primarily due to focal grants given during the year as well as new hire grants which included those employees brought on as part of our various acquisitions in 2014.  In addition, we experienced an increase in outside services of $2.6 million as well as $1.5 million increase in web hosting and software licensing fees as compared to the year ended December 31, 2013. Amortization of our intangibles decreased $0.7 million related to our acquisitions made in previous years. Technology and development as a percentage of net revenues was 16% of net revenues in both the year ended December 31, 2014 and 2013.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2015 decreased by $8.2 million, or 11%, compared to the same period in 2014. The decrease was primarily attributable to a decrease in employee-related and share-based compensation expense that decreased $5.0 million and $3.4 million, respectively, compared to the years ended December 31, 2014.  The decrease was partially offset by advertising and marketing expenses that increased $2.5 million compared to the year ended December 31, 2014. Sales and marketing expenses as a percentage of net revenues were 21% during the year ended December 31, 2015 compared to 24% of net revenues during the year ended December 31, 2014.

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

General and Administrative

General and administrative expenses in the year ended December 31, 2015 increased $3.4 million, or 8%, compared to the same period in 2014. The increase was due to higher employee-related expenses and share-based compensation expenses that increased $1.7 million and $4.1 million, respectively, compared to the year ended December 31, 2014, which was partially offset by a decrease in professional fees and outside services of $1.2 million and $0.4 million, respectively. General and administrative expenses as a percentage of net revenues were 15% during the year ended December 31, 2015 compared to 14% of net revenues during the year ended December 31, 2014.

General and administrative expenses in the year ended December 31, 2014 increased $1.4 million, or 3%, compared to the year ended December 31, 2013. The increase in absolute dollars was due to an increase in employee-related and benefit expenses, audit and legal fees, and insurance by $5.9 million, as a result of Chegg now being a publicly traded company, partially offset with a decrease in share-based compensation expense of $4.7 million primarily due to higher expenses in the prior year resulting from the completion of our IPO. General and administrative expenses as a percentage of net revenues decreased to 14% during the year ended December 31, 2014 compared to 16% of net revenues during the year ended December 31, 2013.

Restructuring Charges

For the year ended December 31, 2015, we recorded restructuring charges of $4.9 million related to the exit from our print coupon business and closing our Kentucky warehouse. These charges include one-time employee termination benefits for approximately 71 employees of $1.9 million and lease termination and other costs of $3.0 million. As a result of our strategic partnership with Ingram, we have successfully exited our warehouse facilities in the year ended December 31, 2015. Costs incurred to date related to employee termination benefits are expected to be paid within the next three months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Gain on Liquidation of Textbooks

During the years ended December 31, 2015, 2014 and 2013, we had a gain on liquidation of print textbooks of $4.3 million, $4.6 million and $1.2 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2015		Change in 2014
	2015	2014	2013	$	%	$	%
Interest expense, net	$(247)	$(317)	$(3,818)	$70	(22)%	3,501	(92)%
Other income (expense), net	216	879	(359)	(663)	(75)	1,238	(345)
Total interest expense and other income (expense), net	$(31)	$562	$(4,177)	$(593)	(106)%	4,739	(113)%

Interest expense, net decreased during the year ended December 31, 2015 compared to the same period in 2014. In the year ended December 31, 2015, we reduced our line of credit to $30.0 million. Interest expense, net decreased by $3.5 million during the year ended December 31, 2014 primarily due to the pay-off of our outstanding loan balance in 2013.

Other income (expense), net decreased during the year ended December 31, 2015 compared to the same period in 2014, primarily due to the interest earned on our investments. Other income (expense), net was a net income during the year ended December 31, 2014, primarily due to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2015		Change in 2014
	2015	2014	2013	$	%	$	%
Provision for income taxes	$1,479	$186	$642	$1,293	695%	(456)	(71)%
We recorded an income tax provision of approximately $1.5 million for the year ended December 31, 2015, which was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired indefinite lived intangible assets. We recorded an income tax provision of approximately $0.2 million in the year ended December 31, 2014 primarily the result of the release of a valuation allowance of $1.3 million resulting from our acquisition of InstaEDU, offset by foreign and state income taxes. We recorded an income tax provision of $0.6 million in the year ended December 31, 2013 that was comprised of state and foreign income tax expense.

Liquidity and Capital Resources

As of December 31, 2015 our principal sources of liquidity were cash, cash equivalents and investments totaling $89.1 million, which were held for working capital purposes. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, money market funds and agency bonds. We also have an aggregate principal amount of $30.0 million available under our revolving credit facility with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million. The revolving credit facility expires in August 2016. As of December 31, 2015, we were in compliance with all financial covenants and had no amounts outstanding under the revolving credit facility.

As a result of our expanded strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2015 and will continue to do so in 2016 for the purchase of print textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance due from Ingram included within other current assets on the consolidated balance sheet related to the purchase of these textbooks of $28.9 million as of December 31, 2015. As a result of our strategic partnership with Ingram, we anticipate having significantly more working capital.

During the year ended December 31, 2015, our proceeds from print textbook liquidations exceeded our investment in print textbooks and resulted in a cash inflow of $6.0 million as a result of our strategic partnership with Ingram whereby we no longer make new investments in the print textbook library and since May 1, 2015, Ingram was responsible for all new investments in the print textbook library. During the years ended December 31, 2014 and 2013 our investment in print textbooks, net of proceeds from textbook liquidations was $54.7 million and $84.3 million, respectively.

As of December 31, 2015, we have incurred cumulative losses of $329.1 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, our investments in technology and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash equivalents, investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Most of our cash is held in the United States. As of December 31, 2015 our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(82)	$68,475	$63,706
Net cash provided by (used in) investing activities	$8,271	$(87,350)	$(153,090)
Net cash provided by (used in) financing activities	$2,723	$(1,872)	$145,218

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2015, 2014 and 2013, our net losses were partially or fully offset by non-cash expenditures. The substantial majority of our net revenues is from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. As a result, changes in our operating accounts are generally a source of cash overall, although they can be a use of cash in the second and fourth quarters of each year as payables become due and new orders are generally at their low point. In addition, we have significant non-cash operating expenses such as print textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense.

Net cash used in operating activities during the year ended December 31, 2015 was $0.1 million. Our net loss of $59.2 million was increased by the change in our prepaid expenses and other current assets of $27.9 million and partially offset by significant non-cash operating expenses, including print textbook library depreciation expense of $43.6 million, other depreciation and amortization expense of $11.7 million, share-based compensation expense of $38.8 million and loss from write-offs of print textbooks of $5.3 million. During the year ended December 31, 2015, we saw a decline in our textbook depreciation expense and an increase in the change of our prepaid expenses and other current assets, which was a result of our strategic partnership with Ingram, where we are no longer making investments in our print textbook inventory yet continue to buy books on Ingram's behalf, while providing them with extended payment terms. The effects of these two items were the primary reasons we had net cash used in operating activities for the year ended December 31, 2015.

Net cash provided by operating activities during the year ended December 31, 2014 was $68.5 million. Although we incurred a net loss of $64.8 million, our net loss was more than offset by significant non-cash operating expenses, including print textbook library depreciation expense of $70.1 million, other depreciation and amortization expense of $11.3 million, share-based compensation expense of $36.9 million and loss from write-offs of print textbooks of $10.5 million.

Net cash provided by operating activities during the year ended December 31, 2013 was $63.7 million. Although we incurred a net loss of $55.9 million, our net loss was more than offset by significant non-cash operating expenses, including print textbook library depreciation expense of $64.8 million, other depreciation and amortization expense of $11.6 million, share-based compensation expense of $37.0 million and loss from write-offs of print textbooks of $5.9 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of print textbooks, marketable securities and property and equipment, offset by proceeds from the maturity of marketable securities and the proceeds from the liquidation of print textbooks.

Net cash provided by investing activities during the year ended December 31, 2015 was $8.3 million and was primarily used for the purchase of print textbooks of $32.3 million, purchase of marketable securities of $35.6 million, purchase of property and equipment of $8.3 million, and the purchase of a strategic equity investment in a third party of $2.0 million, partially offset by proceeds from the sale or maturity of marketable securities of $48.2 million and proceeds from the liquidation of print textbooks of $38.3 million.

Net cash used in investing activities during the year ended December 31, 2014 was $87.4 million and was primarily used for the acquisition of businesses of $53.9 million, purchase of print textbooks of $112.8 million, purchase of marketable securities of $70.7 million and purchase of property and equipment of $5.1 million, partially offset by proceeds from the sale or maturity of marketable securities of $97.1 million and proceeds from the liquidation of print textbooks of $58.1 million.

Net cash used in investing activities during the year ended December 31, 2013 was $153.1 million and was primarily used for purchase of print textbooks of $122.2 million, purchase of marketable securities of $61.4 million and purchase of property and equipment and other assets of $7.4 million, partially offset by proceeds from liquidation of print textbooks of $37.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 was $2.7 million and was primarily related to the proceeds from the issuance of common stock under stock plans totaling $13.7 million partially offset by the payment of $8.7 million in taxes related to the net share settlement of restricted stock units (RSUs) which became fully vested during the period, as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Net cash used in financing activities during the year ended December 31, 2014 was $1.9 million and was primarily related to the payment of $4.0 million in taxes related to the net share settlement of RSUs which became fully vested during the period offset by the issuance of common stock under stock plans totaling $2.7 million, as well as the repurchase of common stock of $0.6 million associated with a put option granted in connection with a prior acquisition.

Net cash provided by financing activities during the year ended December 31, 2013 was $145.2 million and was related to net proceeds received from our IPO and the exercise of stock options, partially offset by the pay-off of our revolving credit facility.

Contractual Obligations and Other Commitments

The following is a summary of the contractual commitments associated with our debt and lease obligations (which include the related interest) as of December 31, 2015 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitment fee on unused portion of revolving credit facility	$104	$104	$—	$—	$—
Operating lease obligations (1)	8,683	4,047	3,143	1,406	87
Total contractual obligations	$8,787	$4,151	$3,143	$1,406	$87
_____________________________________________________
(1) Our office and warehouse facilities are leased under operating leases, which expire at various dates through 2021.

As a result of our expanded partnership with Ingram and the exit of our Kentucky warehouse during the year ended December 31, 2015, we signed an agreement on April 10, 2015 to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016.

In addition, our other liabilities include $2.1 million related to uncertain tax positions as of December 31, 2015. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that assumptions and estimates of the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information on all of our significant accounting policies, see Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue

We evaluate whether we are acting as a principal or an agent, and therefore whether we would record the gross sales amount and related costs as revenues or the net amount earned as commissions from the sale of third-party products. Our determination is based on our evaluation of certain indicators including whether we are the principal in the transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, none of which is presumptive or determinative. Our evaluation requires management to make a judgment based on the terms of arrangement in our determination of whether we act as a principal or an agent. If our evaluation of an arrangement was incorrect, this could impact our revenue recognition and cost of revenues amount in a given period.

Some of our customer arrangements for enrollment marketing services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence of fair value (VSOE), when available; (ii) third-party evidence of selling price (TPE), if VSOE does not exist; and (iii) estimated selling price (ESP), if neither VSOE nor TPE is available.

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

As we have not established VSOE or TPE for our enrollment marketing services, we have used ESP in our allocation of arrangement consideration. We have determined ESP by considering multiple factors including, but not limited to, prices charged for similar offerings, sales volume, geographies, market conditions, the competitive landscape and pricing practices. Our determination of ESP requires management to make a judgment in which factors to consider when determining ESP. If different factors were considered we could conclude a different determination of ESP and this could have a material impact to the amount of revenues recognized. We believe the factors considered best represent the price at which we would transact a sale if the services were sold on a standalone basis, and we regularly assess the method used to determine ESP.

Textbook Library

Factors considered in the determination of print textbook allowances impacting cost of revenues and our consolidated statements of operations include historical experience, management’s knowledge of current business conditions and expectations of future demand. The consideration of these factors requires management to make judgments in the determination of our allowance for lost or damaged books in any given period.

We depreciate our print textbooks, less an estimated salvage value, over an estimated useful life of three years using an accelerated method of depreciation, as we estimate this method most accurately reflects the actual pattern of decline in the economic value of the assets as described below. The salvage value considers the historical trend and projected liquidation proceeds for textbooks. The useful life is determined based on the time period in which the textbooks are held and rented before liquidation. In accordance with our policy, we review the estimated useful lives of our textbook library on an ongoing basis.

We will continue to review the accelerated method of depreciation to ensure consistency with the value of the print textbook to the customer during its useful life. Based on historical experience, we believe that a print textbook has more value to our customers and us early in its useful life and therefore an accelerated depreciation method reflects the actual pattern of decline in economic value and aligns with the textbook’s condition, which may deteriorate over time. In addition, we consider the utilization of the textbooks and the rental revenues we can earn, recognizing that a used textbook rents for a lower amount than a new textbook. Should the actual rental activity or deterioration of books differ from our estimates, our loss (gain) on liquidation of textbooks or write-offs could differ.

In addition, we evaluate the appropriateness of the estimated salvage value and estimated useful life based on historical liquidation transactions with both vendors and customers and reviewing a blend of actual and estimates of the lifecycle of each book and the number of times rented before it is liquidated, respectively. Our estimates utilize data from historical experience, including actual proceeds from liquidated textbooks as a percentage of original sourcing costs, channel mix of liquidations and consideration of the estimated sales price, largely driven by the average market price data of used books and the projected values of a book in relation to the original source cost over time. Changes in the estimated salvage value, method of depreciation or useful life can have a significant impact on our depreciation expense, write-offs liquidations and gross margins.

As we continue to accumulate additional data related to our textbook library, we may make refinements to our estimates, which could materially impact our depreciation expense, write-offs and liquidations.

Depreciation expense and write-offs of print textbooks are recorded in cost of revenues in our consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, our print textbook library depreciation expense was approximately $43.6 million, $70.1 million and $64.8 million, respectively, and write-offs were approximately $5.3 million, $10.5 million and $5.9 million, respectively.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. During the fourth quarter of 2014, we determined that we would not continue to support or look to expand our print coupon business, resulting in a significant decrease in the expected future cash flows. As a result an impairment analysis was performed based on a discounted cash flow analysis with key assumptions based on the future revenues expected until the services were removed from our website. The analysis indicated that the carrying amounts of the intangible assets acquired will not be fully recoverable, resulting in an impairment charge totaling $1.6 million, which is included in sales and marketing operating expenses on our consolidated statements of operations. As of December 31, 2015 and 2014, we had intangible assets, net, of $8.9 million and $13.6 million, respectively.

Goodwill

Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. Our qualitative assessment requires management to make a judgment based on the factors listed above in our determination. Should we conclude that it is more likely than not that our recorded goodwill amounts have been impaired, we would perform a two-step impairment test. The two-step impairment test requires us to perform a valuation of our goodwill. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill since our inception. As of each of December 31, 2015 and 2014, we have goodwill of $91.3 million.

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

Share-based Compensation

We measure and recognize share-based compensation expense for all awards made to employees, directors and consultants, including stock options, RSUs, performance-based RSUs (PSUs) and our employee stock purchase plan (ESPP) based on estimated fair values.

The fair value of stock options and shares to be purchased under our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model which includes assumptions for the expected term, risk-free interest rate, expected volatility and expected dividends.

The Black-Scholes-Merton option pricing model utilizes the fair value of our common stock based on an active market and requires the input of subjective assumptions, including the expected term and the price volatility of the underlying stock.

These assumptions represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. The assumptions required are estimated as follows:

Expected term. The expected term for options granted to employees, officers and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life. The expected term for shares to be purchased under our ESPP is calculated as the length of the offering period which is generally six months.

Risk-free interest rate. The risk-free interest rate is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected term.

Expected volatility. The expected volatility historically was based on the average volatility of similar public entities within our peer group. Starting in the fourth quarter of 2015, we have utilized the average volatility of our share price as we now have over two years of trading history.

Expected dividends. The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

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

Share-based compensation expense recognized related to PSUs is subject to the achievement of performance objectives and requires significant judgment by management in determining the current level of attainment of such performance objectives. Management may consider factors such as the latest revenue forecasts and general business trends in the assessment of whether or not a PSU award will be obtained. Subsequent changes to these considerations may have a material impact on the amount of share-based compensation expense recognized in the period related to PSU awards, which may lead to volatility of share-based compensation expense period-to-period.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the tax benefit as the largest amount that is cumulative more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 2-Significant Accounting Policies of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and inflation.

Foreign Currency Exchange Risk

International revenues as a percentage of net revenues is not significant, and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Renminbi and Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results. There were no significant foreign exchange gains or losses in the years ended December 31, 2015, 2014 and 2013.

Interest Rate Sensitivity

We had cash and cash equivalents and investments totaling $89.1 million and $90.9 million as of December 31, 2015 and 2014, respectively. Our cash and cash equivalents and investments consist of cash, money market funds, corporate securities and commercial paper. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase in interest rates would not result in a material impact in the fair value of our available-for-sale securities as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and money market accounts and investments in which we invested our cash.

Interest rate risk also reflects our exposure to movements in interest rates associated with our revolving credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the Federal Funds Rate, Prime or LIBOR interest rate plus an additional margin. As of December 31, 2015, we did not have an outstanding balance on this credit facility.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Chegg, Inc.
We have audited the accompanying consolidated balance sheets of Chegg, Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chegg, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
March 4, 2016

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$67,029	$56,117
Short-term investments	17,800	33,346
Accounts receivable, net of allowance for doubtful accounts of $378 and $559 at December 31, 2015 and December 31, 2014, respectively	13,157	14,396
Prepaid expenses	3,117	3,091
Other current assets	31,732	3,864
Total current assets	132,835	110,814
Long-term investments	4,229	1,451
Textbook library, net	29,728	80,762
Property and equipment, net	19,971	18,369
Goodwill	91,301	91,301
Intangible assets, net	8,865	13,626
Other assets	4,427	1,804
Total assets	$291,356	$318,127
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,860	$10,945
Deferred revenue	14,971	24,591
Accrued liabilities	35,280	31,183
Total current liabilities	56,111	66,719
Long-term liabilities
Total other long-term liabilities	4,170	4,365
Total liabilities	60,281	71,084
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 88,099,983 and 84,008,043 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	88	84
Additional paid-in capital	560,242	516,845
Accumulated other comprehensive loss	(172)	(13)
Accumulated deficit	(329,083)	(269,873)
Total stockholders' equity	231,075	247,043
Total liabilities and stockholders' equity	$291,356	$318,127
See Notes to Consolidated Financial Statements

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues:
Rental	$120,365	$181,570	$189,004
Services	131,996	87,460	51,958
Sales	49,012	35,804	14,613
Total net revenues	301,373	304,834	255,575
Cost of revenues:
Rental	98,162	145,760	140,033
Services	43,794	31,158	18,522
Sales	47,893	34,067	16,505
Total cost of revenues	189,849	210,985	175,060
Gross profit	111,524	93,849	80,515
Operating expenses:
Technology and development	59,391	49,386	41,944
Sales and marketing	64,082	72,315	50,302
General and administrative	45,209	41,837	40,486
Restructuring charges	4,868	—	—
Gain on liquidation of textbooks	(4,326)	(4,555)	(1,186)
Total operating expenses	169,224	158,983	131,546
Loss from operations	(57,700)	(65,134)	(51,031)
Interest expense and other income (expense), net:
Interest expense, net	(247)	(317)	(3,818)
Other income (expense), net	216	879	(359)
Total interest expense and other income (expense), net	(31)	562	(4,177)
Loss before provision for income taxes	(57,731)	(64,572)	(55,208)
Provision for income taxes	1,479	186	642
Net loss	$(59,210)	$(64,758)	$(55,850)
Deemed dividend to preferred stockholders	$—	$—	$(102,557)
Net loss attributable to common stockholders	$(59,210)	$(64,758)	$(158,407)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.68)	$(0.78)	$(7.58)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	86,818	83,205	20,902
See Notes to Consolidated Financial Statements

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(59,210)	$(64,758)	$(55,850)
Other comprehensive loss:
Change in unrealized (loss) gain on available for sale investments	(8)	2	(18)
Change in foreign currency translation adjustments, net of tax	(151)	(9)	(38)
Other comprehensive loss	(159)	(7)	(56)
Total comprehensive loss	$(59,369)	$(64,765)	$(55,906)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balances at December 31, 2012	62,815	$207,201	12,247	$12	$63,076	$50	$(149,265)	$(86,127)
Issuance of common stock upon exercise of stock options	—	—	931	1	3,365	—	—	3,366
Issuance of preferred stock and common stock upon exercise of stock warrants	5	37	10	—	118	—	—	118
Conversion of preferred stock to common stock	(62,820)	(207,238)	53,912	54	207,184	—	—	207,238
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	307	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(115)	—	(1,034)	—	—	(1,034)
Issuance of common stock, net	—	—	14,400	15	162,868	—	—	162,883
Deemed dividend to preferred stockholders	—	—	—	—	102,557	—	—	102,557
Accretion of deemed dividend to preferred stockholders	—	—	—	—	(102,557)	—	—	(102,557)
Vesting of common stock warrants	—	—	—	—	130	—	—	130
Issuance of common stock upon exercise of common stock warrants	—	—	16	—	—	—	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	7,097	—	—	7,097
Stock-based compensation expense	—	—	—	—	36,475	—	—	36,475
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(55,850)	(55,850)
Balances at December 31, 2013	—	—	81,708	82	479,279	(6)	(205,115)	274,240
Issuance of common stock upon exercise of stock options and ESPP	—	—	1,004	1	2,712	—	—	2,713
Net issuance of common stock for settlement of restricted stock units (RSUs)	—	—	873	1	(3,980)	—	—	(3,979)
Warrant exercises	—	—	104	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	408	—	2,585	—	—	2,585
Repurchase of common stock	—	—	(89)	—	(604)	—	—	(604)
Stock-based compensation expense	—	—	—	—	36,853	—	—	36,853
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(64,758)	(64,758)
Balances at December 31, 2014	—	—	84,008	84	516,845	(13)	(269,873)	247,043
Issuance of common stock upon exercise of stock options and ESPP			2,165	2	13,694	—	—	13,696
Net issuance of common stock for settlement of restricted stock units (RSUs)	—	—	1,624	2	(8,712)	—	—	(8,710)
Warrant exercises	—	—	368	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	125	—	825	—	—	825
Repurchase of common stock	—	—	(190)	—	(1,185)	—	—	(1,185)
Stock-based compensation expense	—	—	—	—	38,775	—	—	38,775
Other comprehensive loss	—	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	—	(59,210)	(59,210)
Balance at December 31, 2015	—	$—	88,100	$88	$560,242	$(172)	$(329,083)	$231,075

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(59,210)	$(64,758)	$(55,850)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Textbook library depreciation expense	43,553	70,147	64,759
Amortization of warrants and deferred loan costs	151	187	1,545
Other depreciation and amortization expense	11,511	11,159	10,078
Share-based compensation expense	38,775	36,888	36,958
(Release) provision for bad debts	(77)	234	206
Gain on liquidation of textbooks	(4,326)	(4,555)	(1,186)
Loss from write-offs of textbooks	5,297	10,534	5,874
Deferred income taxes	—	(1,291)	—
Realized gain on sale of securities	—	(21)	—
Loss from disposal of property and equipment	967	—	—
Revaluation of preferred stock warrants	—	—	622
Impairment of intangible assets	—	1,552	—
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	712	(1,709)	(1,474)
Prepaid expenses and other current assets	(27,878)	(2,981)	(1,661)
Other assets	(592)	(155)	209
Accounts payable	(4,236)	5,037	(30)
Deferred revenue	(9,620)	1,657	2,772
Accrued liabilities	5,237	7,448	771
Other liabilities	(346)	(898)	113
Net cash (used in) provided by operating activities	(82)	68,475	63,706
Cash flows from investing activities
Purchases of textbooks	(32,297)	(112,814)	(122,247)
Proceeds from liquidations of textbooks	38,260	58,119	37,946
Purchases of marketable securities	(35,610)	(70,706)	(61,420)
Proceeds from sale of marketable securities	350	46,358	—
Maturities of marketable securities	47,840	50,700	—
Purchases of property and equipment	(8,253)	(5,083)	(7,369)
Acquisition of businesses, net of cash acquired	—	(53,872)	—
Release of cash from escrow	—	(52)	—
Purchase of strategic equity investment	(2,019)	—	—
Net cash provided by (used in) investing activities	8,271	(87,350)	(153,090)
Cash flows from financing activities
Proceeds from debt obligations	—	—	31,000
Payments of debt obligations	—	—	(51,000)
Common stock issued under stock plans, net	13,696	2,712	3,369
Payment of taxes related to the net share settlement of RSUs	(8,710)	(3,980)	(1,034)
Proceeds from initial public offering, net of issuance costs	—	—	162,883
Repurchase of common stock	(2,263)	(604)	—
Net cash provided by (used in) financing activities	2,723	(1,872)	145,218
Net increase (decrease) in cash and cash equivalents	10,912	(20,747)	55,834
Cash and cash equivalents, beginning of period	56,117	76,864	21,030
Cash and cash equivalents, end of period	$67,029	$56,117	$76,864

Supplemental cash flow data:
Cash paid during the period for:
Interest	$95	$114	$2,541
Income taxes	$827	$625	$429
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,771	$5,132	$3,215
Conversion of preferred stock warrants to common stock warrants	$—	$—	$7,097
Conversion of preferred stock warrants into common stock	$—	$—	$207,238
Issuance of common stock upon exercise of stock warrants	$—	$—	$118
Deemed dividend to preferred stockholders	$—	$—	$102,557
Issuance of common stock warrants in connection with consulting services	$—	$—	$130
Issuance of common stock related to prior acquisition	$825	$2,585	$—
Common stock offering costs not yet paid	$—	$—	$769
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation on July 29, 2005. Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money, and get smarter. We help students study more effectively for college admissions exams, accomplish their goals, get better grades and test scores while in school and find internships that allow them to gain valuable skills to help them enter the workforce after college. Our connected learning platform offers products and services that students need throughout the college lifecycle, from choosing a college through graduation and beyond. We strive to improve the overall return on investment in education.

Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2015, December 31, 2014, and December 31, 2013 as 2015, 2014, and 2013, respectively.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value assigned to our textbook library, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which consist of cash, money market accounts, commercial paper, corporate securities and agency bonds at financial institutions, are stated at cost, which approximates fair value.

We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

At December 31, 2015 and 2014, we had approximately $0.8 million and $1.8 million, respectively, of restricted cash that consisted of a deposit pledged as security for our corporate credit cards and a letter of credit pledged as a security deposit for our headquarters and a sales office. Additionally, as of December 31, 2014, restricted cash consisted of a letter of credit pledged as a security deposit for our warehouse facilities leases. The deposit pledged as security for our corporate credit cards of approximately $0.3 million as of December 31, 2015 and 2014, respectively, is classified in other current assets in our consolidated balance sheets due to the short-term nature of the restriction. The amounts related to the security deposits of approximately $0.5 million and $1.5 million as of December 31, 2015 and 2014, respectively, are classified in other assets in our consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Investments

We hold investments in marketable securities, consisting of corporate securities, commercial paper and agency bonds. We classify our marketable securities as available-for-sale investments that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charges in the periods presented. We determine realized gains or losses on the sale of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net. For the years ended December 31, 2015, 2014 and 2013, the Company's gross realized gains and losses on short-term investments were not significant.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We generally grant uncollateralized credit terms to our customers, which include textbook wholesalers, and marketing services customers, and maintain an allowance for doubtful accounts to account for potentially uncollectible receivables.

Allowance for Doubtful Accounts

We assess the creditworthiness of our customers based on multiple sources of information, and analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, economic trends, and customer payment history. This assessment requires significant judgment. Because of this assessment, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off as a decrease to the allowance for doubtful accounts when all collection efforts have been exhausted and an account is deemed uncollectible.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and marketable securities invested in highly liquid instruments in accordance with our investment policy. We place the majority of our cash and cash equivalents and restricted cash with financial institutions in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with financial institutions are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our investments are held and managed by recognized financial institutions that follow our investment policy with the main objective of preserving capital and maintaining liquidity.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. We had two textbook wholesalers that represented 16% and 11% of our net accounts receivable balance as of December 31, 2015 and two textbook wholesalers that represented 16% and 12% of our net accounts receivable balance as of December 31, 2014, respectively. No customers represented over 10% of net revenues in 2015, 2014 or 2013.

Textbook Library

We consider our print textbook library to be a long-term productive asset and, as such, classify it as a non-current asset in our consolidated balance sheets. Cash outflows for the acquisition of our print textbook library, net of changes in related accounts payable and accrued liabilities historically was classified as cash flows from investing activities in our consolidated statements of cash flows. As a result of our strategic partnership with Ingram, since May 1, 2015, Ingram has made all new investments in the print textbook library and we will also provide Ingram with extended payment terms through 2016 for the purchase of textbooks, before moving to normal payment terms in 2017. As such, we have recorded any cash outflows as a result of this partnership as an operating activity in our consolidated statements of cash flows as we are no longer purchasing print textbooks but rather providing extended payments terms to Ingram to facilitate their purchase of new textbooks. Cash inflows received from the liquidation of print textbooks are classified as cash flows from investing activities in our consolidated statements of cash flows, consistent with other long-term asset classification of our existing print textbook library. The gain or loss from the liquidation of print textbooks previously rented is recorded as a component of operating expenses in our consolidated statement of operations and is classified as cash flow from operating activities.

All print textbooks in our textbook library are stated at cost, which includes the purchase price less accumulated depreciation. We record allowances for lost or damaged print textbooks in cost of revenues in our consolidated statements of operations based on our assessment of our print textbook library on a book-by-book basis. Write-offs result from lost or damaged books, books no longer considered to be rentable, or when books are not returned to us after the rental period by our customers.

We depreciate our print textbooks, less an estimated salvage value, over an estimated useful life of three years using an accelerated method of depreciation, as we estimate this method most accurately reflects the actual pattern of decline in the economic value of the assets. The salvage value considers the historical trend and projected liquidation proceeds for print textbooks. The useful life is determined based on the time period in which the print textbooks are held and rented before liquidation. In accordance with our policy, we review the estimated useful lives of our print textbook library on an ongoing basis.

Depreciation expense and write-offs of print textbooks are recorded in cost of revenues in our consolidated statements of operations. During 2015, 2014 and 2013, print textbook depreciation expense was approximately $43.6 million, $70.1 million and $64.8 million, respectively, and write-offs were approximately $5.3 million, $10.5 million and $5.9 million, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Computers and equipment	3 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of 5 years
Content	5 years

We capitalize costs related to the purchase or development of Chegg Study and Test Prep content and amortize these costs over a period of five years.

Depreciation and amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories in our consolidated statement of operations. Depreciation and amortization expense for 2015, 2014 and 2013 were approximately $6.8 million, $6.2 million and $5.7 million, respectively.

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

We had no capitalized software development costs as of December 31, 2015. As of December 31, 2014, software development costs, net, were approximately $0.5 million which were recorded as software in property and equipment. In 2015, 2014 and 2013, the amortization of software development costs capitalized totaled approximately $0.5 million, $0.5 million and $1.0 million, respectively.

Goodwill

Goodwill represents the excess of the fair value of consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We completed our annual impairment test on October 1 of 2015 and 2014, which did not result in any impairment.

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

Acquired Intangible Assets and Other Long-Lived Assets

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

Indefinite-Lived Intangibles

We make judgments about the recoverability of purchased indefinite-lived intangible assets at least annually on October 1st or more frequently whenever events or changes in circumstances indicate that an impairment may exist to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We completed our annual impairment test on October 1, 2015 and 2014, which did not result in any impairment.

Revenue Recognition and Deferred Revenue

We derive our revenues, net of allowances, for refunds or charge backs from our payment processors who process payments from credit cards, debit cards and PayPal. Revenues are recognized when the four basic criteria for revenue recognition have been met as follows: persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, the sale price is fixed or determinable, and collection is reasonably assured.

Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenues.

We primarily generate revenues from our Required Materials including the rental of print textbooks and eTextbooks and, to a lesser extent, through the sales of print textbooks through our website purchased by us on a just-in-time basis. Rental revenues are recognized ratably over the term of the rental period, generally two to five months. Revenues from selling textbooks on a just-in-time basis are recognized upon shipment. We do not hold an inventory of textbooks for sale. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. Shipping costs charged to customers in the sale or rental of textbooks are recorded in revenues and the related expenses are recorded as cost of revenues.

We also generate revenues from our Chegg Services including supplemental course materials, online tutoring and our Chegg Study service that we offer to students. These services are offered to students through monthly or annual subscriptions and we recognize revenues ratably over the subscription period. Our Chegg Services also include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges and graduate schools with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Revenues are recognized ratably or as earned over the subscription service, generally one year. Revenues from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, is recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

Some of our customer arrangements for enrollment marketing services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence of fair value (VSOE), when available; (2) third-party evidence of selling price (TPE), if VSOE does not exist; and (3) estimated selling price (ESP), if neither VSOE nor TPE is available.

We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately and when a substantial majority of the selling prices for these services fall within a narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. If we have not established VSOE or TPE for our enrollment marketing services, we have used ESP in our allocation of arrangement consideration. Additionally, we limit the amount of revenues recognized for delivered elements to the amount that is not contingent on future delivery of services or other future performance obligations.

Deferred revenue primarily consists of advanced payments from students related to rentals and subscriptions that have not been recognized, and marketing services that have yet to be performed. Deferred revenue is recognized as revenues ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

We evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount and related costs as revenues or the net amount earned as commissions from the sale of third party products. Our determination is based on our evaluation of certain indicators including whether we are the principal in the transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, none of which is presumptive or determinative. We generally operate as the principal and so in those instances revenues are recorded at the gross sale price. We generally record the net amounts as commissions earned when such amounts are determined using a fixed percentage of the transaction price, we are not subject to inventory risk or responsible for the fulfillment of the textbooks. We operate as an agent in our strategic partnership with Ingram and therefore our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss.

We also present our revenues separately for rental, services and sales. Rental revenue includes the rental of print textbooks for which we take title and bear the risk of loss; service revenue includes Chegg Study, brand advertising, eTextbooks, tutoring, enrollment marketing, and commissions we earn from Ingram and other e-commerce partners; sale revenue includes just-in-time sale of print textbooks and the sale of other required materials.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues include print textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the print textbook library, and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while print textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Cost of revenues also includes the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing the content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

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

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During 2015, 2014 and 2013, advertising costs were approximately $25.0 million, $22.4 million, and $16.4 million, respectively.

Share-based Compensation

Share-based compensation expense for stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs) and employee stock purchase plan (ESPP) are accounted for under the fair value method, which requires us to measure the cost of employee share-based compensation awards based on the grant-date fair value of the award. Share-based compensation expense for stock options and our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model while expense for RSUs and PSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize compensation cost for all employee share-based compensation awards that are expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the option vesting period. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity awards issued to non-employees are recorded at their fair value on the measurement date and are subject to adjustment each period as the underlying awards vest or consulting services are performed.

Income Taxes

We account for income taxes under an asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Net loss attributable to common stockholders includes the issuance of 11,667,254 shares of our common stock in the form of a deemed stock dividend to the holders of our Series D and Series E convertible preferred stock of approximately $102.6 million during the year ended December 31, 2013. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including stock options, warrants, RSUs and convertible preferred stock prior to its conversion in our IPO, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(59,210)	$(64,758)	$(55,850)
Deemed dividend to preferred stockholders	—	—	(102,557)
	$(59,210)	$(64,758)	$(158,407)
Denominator:
Weighted-average common shares outstanding	86,818	83,241	21,121
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(36)	(219)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	86,818	83,205	20,902

Net loss per share, attributed to common stockholders, basic and diluted	$(0.68)	$(0.78)	$(7.58)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	11,446	14,253	17,972
RSUs and PSUs	200	289	1,480
Common stock subject to repurchase or forfeiture	—	—	100
Warrants to purchase common stock	299	996	1,118
Total common stock equivalents	11,945	15,538	20,670

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (expense), net in the consolidated statements of operations and were not material during 2015, 2014 or 2013.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This standard requires companies to classify deferred income tax assets and liabilities as non-current in a classified statement of financial position. ASU 2015-17 provides companies with two implementation methods; prospective or retrospective application to all deferred tax assets and liabilities. Both applications require the disclosure in the first interim and first annual period of change and the nature of and reason for the change in accounting principle. Prospective application requires a disclosure that prior periods were not retrospectively adjusted. Retrospective application requires quantitative information about the effects of the accounting change on prior periods. The guidance is effective for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. We have elected to early adopt this standard with prospective application beginning with our deferred tax assets and liabilities reporting on our consolidated balance sheet for the year ended December 31, 2015 to simplify reporting as well as to ensure proper accounting in accordance with U.S. GAAP. As we have applied this prospectively, we will not retrospectively adjust prior periods.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (ASU 2014-9). This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-9 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). In August 2015, an update to ASU 2014-9 was issued to defer the effective date by one year. The FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14) which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating this new guidance.

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$52,905	$—	$52,905	$49,836	$—	$49,836
Money market funds	6,672	—	6,672	5,828	—	5,828
Commercial paper	5,453	—	5,453	453	—	453
Corporate securities	600	(1)	599	—	—	—
Agency bond	1,400	—	1,400	—	—	—
Total cash and cash equivalents	$67,030	$(1)	$67,029	$56,117	$—	$56,117
Short-term investments:
Commercial paper	$3,746	$—	$3,746	$13,435	$—	$13,435
Corporate securities	10,572	(12)	10,560	18,426	(15)	18,411
Certificate of deposit	—	—	—	1,499	1	1,500
Agency bonds	3,494	—	3,494	—	—	—
Total short-term investments	$17,812	$(12)	$17,800	$33,360	$(14)	$33,346
Long-term investments:
Corporate securities	$3,241	$(10)	$3,231	$1,453	$(2)	$1,451
Agency bond	1,001	(3)	998	—	—	—
Long-term corporate securities	$4,242	$(13)	$4,229	$1,453	$(2)	$1,451

Short-term restricted cash	$300	$—	$300	$300	$—	$300
Long-term restricted cash	478	—	478	1,480	—	1,480
Total restricted cash	$778	$—	$778	$1,780	$—	$1,780

The amortized cost and fair value of available-for-sale investments as of December 31, 2015 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$25,265	$25,252
Due in 1-2 years	4,242	4,229
Investments not due at a single maturity date	6,672	6,672
Total	$36,179	$36,153

Investments not due at a single maturity date in the preceding table consist of money market fund deposits and commercial paper.

As of December 31, 2015, we considered the declines in fair value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of four months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2015, we did not recognize any impairment charges.

Strategic Investment

During the year ended December 31, 2015 we invested $2.0 million in a third party to expand our customer reach. This investment is included in other assets on our consolidated balance sheet. We did not record other-than-temporary impairment charges on this investment during the year ended December 31, 2015 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$6,672	$6,672	$—
Commercial paper	5,453	—	5,453
Corporate securities	599	—	599
Agency bond	1,400	—	1,400
Short-term investments:
Commercial paper	3,746	—	3,746
Corporate securities	10,560	—	10,560
Agency bonds	3,494	—	3,494
Long-term investments:
Corporate securities	3,231	—	3,231
Agency bond	998	—	998
Total assets measured and recorded at fair value	$36,153	$6,672	$29,481

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,828	$5,828	$—	$—
Commercial paper	453	—	453	—
Short-term investments:
Commercial paper	13,435	—	13,435	—
Corporate securities	18,411	—	18,411	—
Certificate of deposit	1,500	—	1,500	—
Long-term investments, corporate securities	1,451	—	1,451
Total assets measured and recorded at fair value	$41,078	$5,828	$35,250	$—
Liabilities:
Put option liability	$1,079	$—	$—	$1,079

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

The following table summarizes the change in the fair value of our Level 3 liabilities (in thousands):

	Level 3
	December 31, 2015	December 31, 2014
Beginning balance	$1,079	$1,521
Vesting of put options	—	271
Exercise of put options	(1,079)	(460)
Fair value adjustment related to put options	—	(253)
Total financial liabilities	$—	$1,079

As of December 31, 2014, we did not have observable inputs for the valuation of our put option liability, which relates to a previous acquisition, and provided certain employees of the acquired company the right to require us to acquire vested common shares at a stated contractual price. As shares associated with these put options vested, the liability was recognized as share-based compensation expense in our consolidated statements of operations and results in a change in our Level 3 liabilities. The liability had been fully exercised and the shares were repurchased from employees in the first quarter of 2015. We no longer hold any Level 3 assets or liabilities as of December 31, 2015.

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

Note 5. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

	December 31,
	2015	2014
Textbook library	$100,783	$169,463
Less accumulated depreciation	(71,055)	(88,701)
Textbook library, net	$29,728	$80,762

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Computer and equipment	$1,313	$1,083
Software	2,591	3,842
Furniture and fixtures	1,652	2,259
Leasehold improvements	4,983	5,153
Content	27,359	21,262
	37,898	33,599
Less accumulated depreciation and amortization	(17,927)	(15,230)
Property and equipment, net	$19,971	$18,369

Note 6. Acquisitions

On October 1, 2014, we acquired 100% of the business of internships.com, a division of CareerArc Group, headquartered in Burbank, California. With this acquisition, we aimed to expand our user base and expose new users to our services. We see the acquisition of internships.com as a method to connect the ending of the student life cycle to the beginning of their career. The total fair value of the purchase consideration was $10.0 million in cash, and $1.0 million in stock that was placed into escrow, for indemnification against breaches of general representations and warranties, and will be released 18 months from the closing date of the acquisition.

On June 5, 2014, we acquired 100% of the outstanding shares and voting interest of InstaEDU, Inc. (InstaEDU), headquartered in San Francisco, California. With this acquisition, we aimed to expand our digital offerings to help students excel in school by including real time tutoring services. We see the acquisition of InstaEDU as a method to connect the textbook offering and service offerings of Chegg together. The total fair value of the purchase consideration was $31.1 million in cash. This included $4.5 million that was placed into escrow, for indemnification against breaches of general representations and warranties, and was released during the year ended December 31, 2015.

On April 9, 2014, we acquired 100% of the outstanding shares and voting interest of The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), headquartered in Duluth, Georgia for a total fair value purchase consideration of $16.0 million, consisting of $14.0 million in cash and 250,000 shares of our common stock, and all of such shares of our common stock were placed in escrow for indemnification against breaches of general representations and warranties that were released on the one year anniversary of the closing date, and a fair value contingent consideration of additional shares of common stock, which is payable on the attainment of certain performance metrics in 2014 and 2015. The metrics related to 2014 were not met and as such those shares were not released. The shares associated with the 2015 metrics were released as a result of our exit from the print coupon business.

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

The following table summarizes the fair value of the net identifiable assets acquired in the year ended December 31, 2014 (in thousands):

2014

Cash	$1,665
Other acquired assets	595
Acquired intangible assets:
Developed technology	4,174
Customer lists	3,770
Trade names	5,990
Non-compete agreements	1,630
Corporate partnerships	243
Master services agreements	1,030
Total acquired intangible assets	16,837
Total identifiable assets acquired	19,097
Liabilities assumed	(2,538)
Net identifiable assets acquired	16,559
Goodwill	41,756
Net assets acquired	$58,315

For the year ended December 31, 2014, we incurred $0.7 million of acquisition-related expenses associated with the four acquisitions which have been included in general and administrative expenses in the consolidated statements of operations.

The results of operations of the above acquisitions have been included in our consolidated results of operations from the date of acquisition and were not material to our results of operations.

The amounts recorded for goodwill related to the Bookstep, Campus Special and internships.com transactions are expected to be deductible for tax purposes. The amount recorded for goodwill related to the InstaEDU transaction is not deductible for tax purposes.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Beginning balance	$91,301	$49,545
Additions due to acquisition	—	41,756
Ending balance	$91,301	$91,301

Intangible assets as of December 31, 2015 and December 31, 2014 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,702)	$2,715
Customer lists	20	2,820	(2,239)	581
Trade names	48	2,343	(920)	1,423
Non-compete agreements	28	1,220	(832)	388
Master service agreements	21	1,030	(872)	158
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(11,565)	$8,865

	December 31, 2014
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technologies	50	$9,792	$(5,000)	$(194)	$4,598
Customer lists	15	4,363	(1,816)	(829)	1,718
Trade names	44	3,132	(1,085)	(39)	2,008
Non-compete agreements	21	1,637	(421)	(278)	938
Master service agreements	21	1,030	(266)	—	764
Corporate partnerships	0	243	(31)	(212)	—
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets		$23,797	$(8,619)	$(1,552)	$13,626

During the years ended December 31, 2015, 2014 and 2013, amortization expense related to our acquired intangible assets totaled approximately $4.8 million, $5.0 million and $4.4 million, respectively.

During the fourth quarter of 2014, we determined that we would not continue to support or look to expand our print coupon business, resulting in a significant decrease in the expected future cash flows. As a result an impairment analysis was performed based on a discounted cash flow analysis with key assumptions based on the future revenues expected until the services were removed from our website. The analysis indicated that the carrying amounts of the intangible assets acquired will not be fully recoverable, resulting in an impairment charge totaling $1.6 million, which is included as an operating expense within sales and marketing on our consolidated statements of operations.

As of December 31, 2015, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2016	$2,238
2017	1,701
2018	1,018
2019	308
2020	—
Total	$5,265

As part of our acquisition of internships.com in October 2014, we acquired an indefinite-lived trade name intangible asset valued at $3.6 million. We will assess this asset for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Note 8. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Reimbursement from Ingram	$28,875	$751
Other	2,857	3,113
	$31,732	$3,864

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued shipping for cycle returns	$3,355	$539
Refund reserve	4,538	6,174
Taxes payable	3,913	4,851
Other	23,474	19,619
	$35,280	$31,183

Note 9. Debt Obligations

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  In June 2014, we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $75.0 million. In August 2015, we amended the Revolving Credit Facility to reduce the financial covenant consolidated EBITDA requirements beginning the quarter ended June 30, 2015 and to reduce the aggregate principal amount to $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million beginning the quarter ended December 31, 2015. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire in August 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2015, we were in compliance with these financial covenants.

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

At the time of conversion, the common stock warrants were valued using the Black-Scholes Merton option-pricing valuation model using the following weighted average key assumptions:

Expected term	5.9 years
Expected volatility	55.5%
Dividend yield	—%
Risk-free interest rate	1.61%
Weighted-average fair value per share	$6.35

The conversion of the preferred stock warrants into common stock warrants resulted in a gain of $3.3 million during the year ended December 31, 2013 and is included in other income (expense), net in our consolidated statements of operations.
During the year ended December 31, 2015, 795,549 common stock warrants were exercised at a weighted average exercise price of $4.12. During the year ended December 31, 2014, 122,733 common stock warrants were exercised at a weighted average exercise price of $0.82. No common stock warrants were exercised in the year ended December 31, 2013.

The remaining 200,000 common stock warrants are exercisable at a weighted average exercise price of $12.00.

Note 11. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at December 31, 2015 related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our warehouse in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. On April 10, 2015, we signed an agreement to sublease effectively one half of our warehouse in Kentucky. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016. Rental expense, net of sublease income, was approximately $2.5 million, $3.3 million and $2.9 million in the years ended December 31, 2015, 2014 and 2013, respectively.

The aggregate future minimum lease payments as of December 31, 2015, are as follows (in thousands):

2016	$4,047
2017	1,602
2018	1,541
2019	880
2020	526
Thereafter	87
Total	$8,683

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation, or other forms of communication. In addition, we may from time to time be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters.

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The State has 30 days to ask the Kentucky Supreme Court to hear the case for appeal. Due to the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2015.

Note 13. Convertible Preferred Stock and Common Stock

In November 2013, we completed our IPO, whereby 14,400,000 shares of common stock were sold to the public at a price of $12.50 per share. We received net proceeds of $162.9 million after deducting underwriting discounts and commissions of $12.6 million and incurred offering costs of $4.5 million. In connection with our IPO:

•	All of our outstanding shares of convertible preferred stock were automatically converted into 53,912,261 shares of our common stock;

•	All of our outstanding convertible preferred stock warrants were automatically converted into warrants to purchase 1,118,282 shares of our common stock (see Note 10);

•	We reclassified our outstanding preferred stock warrant liability to additional paid-in capital and recorded a gain of $3.3 million, which occurred on the closing of our IPO (see Note 10);

•	We recognized share-based compensation expense related to the vesting of RSUs granted prior to the IPO that were outstanding as of the IPO date (see Note 14); and

•	We granted 931,791 options and 472,644 RSUs under our Designated IPO Equity Incentive Program (see Note 14)

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

We are authorized to issue 400.0 million shares of common stock, with a par value per share of $0.001. As of December 31, 2015, we have reserved the following shares of common stock for future issuance:

December 31, 2015
Warrants to purchase common stock	200,000
Outstanding stock options	12,415,492
Outstanding RSUs	13,322,611
Shares available for grant under the stock plans	8,111,562
Shares available for issuance under employee stock purchase plan	4,897,408
Total common shares reserved for future issuance	38,947,073

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

Designated IPO Equity Incentive Program

On February 15, 2012, the Board of Directors approved the Designated IPO Equity Incentive Program, or the IPO Equity Incentive Program. The purpose of the IPO Equity Incentive Program was to provide incentives to certain individuals who provided services to the Company or any Company subsidiary to (i) incentivize and motivate them, including in the event of our IPO, and (ii) continue in the employment of the Company through and after the closing of our IPO. In connection with our IPO, on November 12, 2013, we granted 931,791options and 472,644 RSUs under the IPO Equity Incentive Program at the IPO price of our common stock under the 2005 Stock Incentive Plan. No further grants of awards may be made under the IPO Equity Incentive Program.

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2015 there were 8,111,562 available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than ten years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our board of directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013 in order to enable eligible employees to purchase shares of our common stock at a discount following the date of our IPO. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2015, there were 4,897,408 shares of common stock available for future issuance under the 2013 ESPP.

Note 14. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$262	$617	$1,185
Technology and development	11,992	10,451	9,414
Sales and marketing	7,901	11,300	7,107
General and administrative	18,620	14,520	19,252
Total share-based compensation expense	$38,775	$36,888	$36,958

Fair Value of Stock Options

We estimate the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the fair value of our common stock based on active market and requires input on the following subjective assumptions:

Expected Term. The expected term for options granted to employees, officers, and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options. The expected term for options granted to consultants is determined using the remaining contractual life.

Expected Volatility. The expected volatility was historically based on the average volatility of public companies within our peer group as our common stock had previously not been publicly trading for a long enough period to rely on our own expected volatility. Beginning with stock options granted during the fourth quarter of 2015, we have based the expected volatility on the average volatility of our stock price as we now have over two years of trading history.

Expected Dividends. The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate. The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	5.50-6.00	6.07	5.08-6.63
Expected volatility	50.68%-51.69%	55.91%-56.83%	55.72%-73.18%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.75%-1.86%	1.88%-2.02%	0.81%-1.92%
Weighted-average grant-date fair value per share	$3.54	$3.82	$6.20

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

Fair Value of 2013 ESPP

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of rights granted under the 2013 ESPP at the date of grant using the Black-Scholes-Merton option-pricing model. The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	0.50	0.50	0.50
Expected volatility	36.20%-49.59%	40.54%-46.42%	45.00%
Dividend yield	—%	—%	—%
Risk-free interest rate	0.09%-0.31%	0.05%-0.07%	0.10%
Weighted-average grant-date fair value per share	$1.98	$1.68	$3.44

There were 419,137 shares purchased under the 2013 ESPP for the year ended December 31, 2015 at an average price per share of $5.81 with cash proceeds from the issuance of shares of $2.4 million.

There were 340,617 shares purchased under the 2013 ESPP for the year ended December 31, 2014 at an average price per share of $4.46 with cash proceeds from the issuance of shares of $1.5 million.

Stock Option Activity

Stock option activity under our equity incentive plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	14,962,099	$8.53	7.11	$6,646,629
Granted	253,901	7.34
Exercised	(1,745,616)	6.45
Canceled	(1,054,892)	9.96
Balance at December 31, 2015	12,415,492	$8.68	6.24	$5,082,489

As of December 31, 2015
Options exercisable	10,278,919	$8.39	5.95	$5,067,905
Options vested and expected to vest	12,243,418	$8.66	6.21	$5,080,276

The total intrinsic value of options exercised during 2015, 2014 and 2013, was approximately $3.2 million, $3.1 million and $4.9 million, respectively.

As of December 31, 2015, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $9.9 million, which will be recognized over a weighted-average vesting period of approximately 1.1 years.

We recognize only the portion of the stock options granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

No stock options were granted to consultants during the year ended December 31, 2015 and 2014. We granted 110,886 option awards to consultants in the years ended December 31, 2013. Total share-based compensation expense for consultants was $0.4 million, $0.7 million and $0.9 million in the years ended December 31, 2015, 2014 and 2013, respectively.

There was no capitalized share-based compensation expense as of December 31, 2015, 2014 or 2013.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	9,125,190	$6.25
Granted	8,132,727	6.88
Released	(2,746,644)	6.41
Canceled	(1,188,662)	6.64
Balance at December 31, 2015	13,322,611	$6.57

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
In February 2014, we granted PSUs under the 2013 Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2014 (the 2014 Performance Period). Based on the achievement of the performance conditions during the 2014 Performance Period for the February grants, the final settlement of the PSU awards was 120% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. These PSUs will vest annually over a three year period, with the first year vesting in February 2015. In June 2014, we granted PSUs under the 2013 Plan to the employees of InstaEDU, which are based on achieving certain revenue targets in 2014 and 2015.

The target number of shares underlying the 2014 Performance Period PSUs that were granted to certain executive officers during the year ended December 31, 2014 totaled 1,208,560 shares and had a weighted average grant date fair value of $6.37 per share. As of December 31, 2014, 120% of the PSUs vested. The target number of shares underlying the PSUs that were granted to certain employees of our InstaEDU acquisition during the year ended December 31, 2014 totaled 2,280,081 and had a weighted average grant date fair value of $6.00 per share. As of December 31, 2015, metrics related to the 2014 and 2015 periods were not achieved and the shares will be subsequently canceled once the attainment is certified by our compensation committee.

In February 2015, we granted PSUs under the 2013 Plan to certain of our key employees. The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the 2015 Performance Period). Based on the achievement of the performance conditions during the 2015 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2015 Performance Period based on a specified objective formula approved by the Compensation Committee of the Board of Directors.  These PSUs will vest annually over a one or three year period depending on the employee, with the initial vesting in February 2016.

The target number of shares underlying the PSUs that were granted to certain key employees during the year ended December 31, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share.

As of December 31, 2015, we had a total of approximately $41.7 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.6 years.

Acquisition-related Stock Awards

In connection with an acquisition in 2010, acquired employees had the option to sell any vested shares back to us at a fixed price of $11.94 per share prior to or 90 days after termination. The vested portion of the 189,516 restricted shares has been classified as a liability in accrued liabilities on the 2014 consolidated balance sheets, as our obligation to purchase the shares from the employees is outside our control. During 2014 and 2013, we recorded compensation expense of approximately $0.4 million and $0.5 million, respectively, due to the vesting of the restricted stock and a resulting liability of approximately $1.1 million as of December 31, 2014 related to the employees’ option to sell the vested shares back to the Company. As of December 31, 2014, all employees had exercised their right to sell the vested shares back to the Company. During the year ended December 31, 2015 all employees were paid and therefore we no longer have a liability related to these awards.

Note 15. Income Taxes

We recorded an income tax provision of approximately $1.5 million, $0.2 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax provision for the year ended December 31, 2015 was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The income tax provision for year ended December 31, 2014 was primarily the result of foreign and state income taxes offset by the release of valuation allowance of $1.3 million resulting from our acquisition of InstaEDU. The income tax provision for the year ended December 31, 2013 was due to state and foreign income tax expense offset by the release of certain income tax benefits. Our income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income taxes:
Federal	$—	$—	$—
State	263	304	282
Foreign	778	871	358
Total current income taxes	1,041	1,175	640

Deferred income taxes:
Federal	484	(1,003)	—
State	56	33	—
Foreign	(102)	(19)	2
Total deferred income taxes	438	(989)	2
Total income tax provision	$1,479	$186	$642

Loss before provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(59,376)	$(65,930)	$(55,974)
Foreign	1,645	1,358	766
Total	$(57,731)	$(64,572)	$(55,208)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Year Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	3.7	5.1	2.7
Share-based compensation	(7.0)	(6.5)	(7.7)
Non-deductible expenses	(0.2)	(0.4)	(0.1)
Other	—	(0.5)	0.9
Change in valuation allowance	(33.1)	(32.0)	(31.0)
Total	(2.6)%	(0.3)%	(1.2)%

A summary of our deferred tax assets is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Accrued expenses and reserves	$7,351	$6,291
Share-based compensation	21,676	18,391
Deferred revenue	1,488	4,589
Net operating loss carryforwards	58,664	36,847
Property and equipment, textbooks and intangibles assets	7,577	10,754
Other items	1,612	2,277
Gross deferred tax assets	98,368	79,149
Valuation allowance	(98,209)	(79,093)
Total deferred tax assets	159	56

Deferred tax liabilities:
Intangible asset	862	321
Total deferred tax liabilities	862	321

Net deferred tax liabilities	$(703)	$(265)

At December 31, 2015 and 2014 the deferred tax liability is created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability cannot be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $19.1 million and $20.7 million during 2015 and 2014, respectively.

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $159.0 million and $120.0 million, respectively, which will begin to expire in years beginning 2028 and 2016, respectively. As of December 31, 2014, we have net operating loss carryforwards for federal and state income tax purposes of approximately $96.9 million and $56.5 million, respectively.

As of December 31, 2015, we had tax credit carryforwards for federal and state income tax purposes of approximately $3.7 million and $4.0 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire. As of December 31, 2014, we had tax credit carryforwards for federal and state income tax purposes of approximately $2.5 million and $2.7 million, respectively.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As of December 31, 2015 and 2014, we have permanently reinvested approximately $4.4 million and $3.4 million of earnings from our international subsidiaries, respectively, and have not provided for U.S. federal income and foreign withholding taxes. If we were to distribute these earnings, such earnings could be subject to income or other taxes upon repatriation. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

During the year ended December 31, 2015, we settled an audit relating to an examination by the tax authorities in India for the fiscal filing period 2010/11 for which we had received a notice of proposed adjustment relating to our transfer pricing between the US and our Indian subsidiary. Additionally, during the year ended December 31, 2015 we were informed that we would be under examination by the tax authorities in India for the fiscal filing period 2011/12 relating to our transfer pricing between the United States and our Indian subsidiary. This settlement may or may not result in changes to our contingencies related to position on tax filings in years through 2015. We have accrued for any additional taxes that may be owed for the Indian tax audit ranging from zero to $0.1 million for the year assessed excluding interest and penalties.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During 2015, 2014 and 2013, we recognized $0.1 million, $0.1 million and $0.1 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2015 and 2014 were approximately $0.7 million and $0.5 million, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2015 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$4,272	$2,994	$1,942
Increase in tax positions for prior years	82	406	318
Decrease in tax positions for prior years	(416)	(284)	(2)
Decrease in tax positions for prior year settlement	(61)	—	(16)
Increase in tax positions for current year	948	1,172	742
Change due to translation of foreign currencies	24	(16)	10
Ending balance	$4,849	$4,272	$2,994

We recorded unrecognized tax benefits of approximately $0.6 million and $1.3 million during the years ended December 31, 2015 and 2014, respectively, and had a cumulative unrecognized tax benefit balance of approximately $4.8 million and $4.3 million as of December 31, 2015 and 2014, respectively. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.4 million for the year ended December 31, 2015. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

We have adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires companies to classify deferred income tax assets and liabilities as non-current in a classified statement of financial position. We have elected to early adopt this standard with a prospective application beginning with our deferred tax assets and liabilities reporting on our consolidated balance sheet for the year ended December 31, 2015.

Note 16. Restructuring Charges

2015 Restructuring Plan

For the year ended December 31, 2015, we recorded restructuring charges of $4.9 million related to our exits from our print coupon business and our Kentucky warehouse. The charges include one-time employee termination benefits for 71 employees of $1.9 million during the year ended December 31, 2015 and lease termination and other costs of $3.0 million for the year ended December 31, 2015. As a result of our strategic partnership with Ingram, we have successfully exited our warehouse facilities in the year ended December 31, 2015. Costs incurred to date related to employee termination benefits are expected to be paid within the next three months. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2015	$—	$—	$—
Restructuring charges	1,885	2,983	4,868
Cash payments	(1,830)	(675)	(2,505)
Write-offs	—	(317)	(317)
Other	—	472	472
Balance at December 31, 2015	$55	$2,463	$2,518

As of December 31, 2015, the $2.5 million liability was comprised of a short-term accrual of $2.2 million included within accrued liabilities and a long-term accrual of $0.3 million included within other liabilities on the consolidated balance sheet.

Note 17. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2015, 2014 and 2013 we had purchases of $2.9 million, $0.9 million and $0.4 million, respectively. We had $0.1 million, $1.0 million and $0.2 million in revenues in the years ended December 31, 2015, 2014 and 2013, respectively, from Adobe. We had $0.4 million and $0.1 million in payables as of December 31, 2015 and 2014, respectively, to Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the years ended December 31, 2015 and 2014 we had purchases of $11.5 million and $12.4 million, respectively.  We had $0.1 million in revenues from Cengage in the year ended December 31, 2015 and no revenues in the year ended December 31, 2014. We had an immaterial amount and $0.1 million in payables as of December 31, 2015 and 2014, respectively, to Cengage. We had no outstanding accounts receivables as of December 31, 2015 and $0.1 million in outstanding accounts receivables from Cengage as of December 31, 2014.

One of our board members was the Chief Executive Officer of Shutterfly Inc. (Shutterfly) until February 19, 2016. During the year ended December 31, 2015, we had purchases of $1.1 million of products from Shutterfly. We had $0.1 million in revenues from Shutterfly in the year ended December 31, 2015. We had an immaterial amount in outstanding accounts receivables from Shutterfly as of December 31, 2015.

One of our board members is also a member of the Board of Directors of Synack Inc. (Synack). During the year ended December 31, 2015, we had purchases of $0.1 million of services from Synack.

Transactions with the above related parties have been conducted on an arms length basis and the terms of our contracts are consistent with our contracts with other independent parties.

Note 18. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During 2015, 2014 and 2013, our matching contributions totaled approximately $0.8 million, $0.8 million and $0.3 million, respectively.

Note 19. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reporting segment and operating unit structure.

Product Information

We derive our revenues from our Required Materials and Chegg Services product lines. Required Materials includes all products that are essential for students to meet the requirements of their coursework and Chegg Services includes all other products we provide to supplement the requirements and help students with their coursework. Chegg Services also includes our marketing services which help to complete our offering of services to students. Required Materials includes the rental and sale of print textbooks, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials from approximately 120 publishers as of December 31, 2015 and the commissions earned through our Ingram partnership. Chegg Services primarily includes our connected learning platform, our test preparation service currently covering the ACT and SAT exams, online tutoring, our Chegg Study service, College Admissions, Scholarship Services, Internship Services, Enrollment Marketing Services and our Brand Partnership services. Revenues by product line as follows (in thousands):

	December 31,
	2015	2014	2013
Required Materials	$207,088	$236,717	$213,746
Chegg Services	94,285	68,117	41,829
Total net revenues	$301,373	$304,834	$255,575

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenues information is based on the location of the customer. In 2015, 2014 and 2013, substantially all of our revenues and long-lived assets are located in the United States.

Note 20. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total net revenues	$84,872	$67,061	$81,286	$68,154
Gross profit	$19,379	$30,805	$19,566	$41,774
Net (loss) income	$(28,542)	$(10,131)	$(24,167)	$3,630
Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	84,794	86,741	87,706	87,993
Diluted	84,794	86,741	87,706	93,225
Net (loss) income per share, attributable to common stockholders:
Basic	$(0.34)	$(0.12)	$(0.28)	$0.04
Diluted	$(0.34)	$(0.12)	$(0.28)	$0.04

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total net revenues	$74,393	$64,492	$81,532	$84,417
Gross profit	$8,908	$25,896	$13,251	$45,794
Net (loss) income	$(25,759)	$(8,246)	$(32,441)	$1,688
Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	82,181	83,209	83,688	83,925
Diluted	82,181	83,209	83,688	86,543
Net (loss) income per share, attributable to common stockholders:
Basic	$(0.31)	$(0.10)	$(0.39)	$0.02
Diluted	$(0.31)	$(0.10)	$(0.39)	$0.02

We recorded restructuring charges of $1.6 million, $0.3 million, $0.5 million and $2.5 million in the three months ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively. We did not record any restructuring charges in any of the three months ended in 2014.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because, as an “emerging growth company” under the JOBS Act, we are exempt from the requirement to obtain an attestation report from our registered public accounting firm.

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors”, “Committees of our Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Stockholder Proposals to Be Presented at Next Annual Meeting.”

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Our Management.”

We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers, and our board of directors. The Code of Business Conduct and Ethics is available on our web-site at investor.chegg.com under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Corporate Governance Standards and Director Independence” “Transactions with Related Parties, Founders and Control Persons” and “Termination and Change of Control Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2 Ratification of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2015, 2014 and 2013
	Balance at Beginning of Year	(Release) Provision for Bad Debts	Net (Write-offs) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2015	$559	$(77)	$(104)	$378
2014	$317	$234	$8	$559
2013	$502	$206	$(391)	$317

	Years Ended December 31, 2015, 2014 and 2013
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund Reserve
2015	$6,174	$39,919	$(41,555)	$4,538
2014	$330	$54,434	$(48,590)	$6,174
2013	$341	$49,613	$(49,624)	$330

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
March 4, 2016	By:	/S/ DAN ROSENSWEIG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAN ROSENSWEIG	President, Chief Executive Officer and Chairman	March 4, 2016
Dan Rosensweig	(Principal Executive Officer)

/s/ ANDREW BROWN	Chief Financial Officer	March 4, 2016
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller	March 4, 2016
Robin Tomasello	(Principal Accounting Officer)

/S/ JEFFREY HOUSENBOLD	Director	March 4, 2016
Jeffrey Housenbold

/S/ RENEE BUDIG	Director	March 4, 2016
Renee Budig

/S/ MARNE LEVINE	Director	March 4, 2016
Marne Levine

/S/ RICHARD SARNOFF	Director	March 4, 2016
Richard Sarnoff

/S/ TED SCHLEIN	Director	March 4, 2016
Ted Schlein

/S/ JOHN YORK	Director	March 4, 2016
John York

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of the Registrant effective November 18, 2013					X
3.02	Restated Bylaws of the Registrant effective November 13, 2013					X
4.01	Form of Registrant’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 7, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-190616	08/14/13	4.02
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and the Registrant, dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and the Registrant, dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and the Registrant, dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and the Registrant, dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Chuck Geiger and the Registrant, dated June 30, 2009	10-K	001-36180	3/6/14	10.09
10.10†	Carrier Agreement by and between the Registrant and United Parcel Service Inc., effective April 28, 2008	S-1	333-190616	08/14/13	10.11
10.11	Credit Agreement, dated as of August 12, 2013, among the Registrant, the domestic subsidiaries of the Registrant and Bank of America, N.A.	S-1	333-190616	08/14/13	10.12
10.12	First Amendment to Credit Agreement, dated June 30, 2014, by and among Bank of America, N.A. and the domestic subsidiaries of Chegg, Inc.	10-Q	001-36180	8/8/14	10.01
10.13	Lease between Silicon Valley CA-I, LLC and the Registrant, dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.14	Commencement Date Memorandum between Silicon Valley CA-I, LLC and the Registrant, dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.15	Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.16
10.16	Amendment to Lease, dated as of May 13, 2011, amended the Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.17

10.17†	2015 Inventory Purchase and Consignment Agreement dated April 3, 2015, by and among Ingram Hosting Holdings Inc., the Company and Ingram Book Group Inc.	10-Q	001-36180	08/06/15	10.01
10.18	Third Amendment to Credit Agreement, dated August 3, 2015, by and among Bank of America, N.A. and the domestic subsidiaries of Chegg, Inc.	10-Q	001-36180	08/06/15	10.02
21.01	List of subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

†	Confidential treatment has been granted for portions of this exhibit by the SEC.
*	Indicates a management contract or compensatory plan.
**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.