Form 10-Q
period 2016-03-31
CHEGG, INC
filed 2016-05-03
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

•
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of April 29, 2016, the Registrant had 90,124,729 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	March 31, 2016	December 31, 2015
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$41,504	$67,029
Short-term investments	20,002	17,800
Accounts receivable, net of allowance for doubtful accounts of $359 and $378 at March 31, 2016 and December 31, 2015, respectively	10,955	13,157
Prepaid expenses	8,477	3,117
Other current assets	43,192	31,732
Total current assets	124,130	132,835
Long-term investments	2,878	4,229
Textbook library, net	20,640	29,728
Property and equipment, net	23,361	19,971
Goodwill	91,301	91,301
Intangible assets, net	8,237	8,865
Other assets	4,169	4,427
Total assets	$274,716	$291,356
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,307	$5,860
Deferred revenue	26,769	14,971
Accrued liabilities	19,274	35,280
Total current liabilities	50,350	56,111
Long-term liabilities
Total other long-term liabilities	3,969	4,170
Total liabilities	54,319	60,281
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 89,962,865 and 88,099,983 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	90	88
Additional paid-in capital	565,179	560,242
Accumulated other comprehensive loss	(104)	(172)
Accumulated deficit	(344,768)	(329,083)
Total stockholders' equity	220,397	231,075
Total liabilities and stockholders' equity	$274,716	$291,356
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2015.
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Rental	$14,564	$37,714
Services	39,362	31,367
Sales	12,728	15,791
Total net revenues	66,654	84,872
Cost of revenues:
Rental	13,513	38,555
Services	13,475	11,837
Sales	11,935	15,101
Total cost of revenues	38,923	65,493
Gross profit	27,731	19,379
Operating expenses:
Technology and development	16,958	16,144
Sales and marketing	14,446	21,392
General and administrative	12,666	11,777
Restructuring (credits) charges	(44)	2,514
Gain on liquidation of textbooks	(1,005)	(4,185)
Total operating expenses	43,021	47,642
Loss from operations	(15,290)	(28,263)
Interest expense and other income, net:
Interest expense, net	(60)	(61)
Other income, net	65	76
Total interest expense and other income, net	5	15
Loss before provision for income taxes	(15,285)	(28,248)
Provision for income taxes	400	294
Net loss	$(15,685)	$(28,542)
Net loss per share, basic and diluted	$(0.18)	$(0.34)
Weighted average shares used to compute net loss per share, basic and diluted	89,118	84,794
See Notes to Condensed Consolidated Financial Statements

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(15,685)	$(28,542)
Other comprehensive income:
Change in unrealized gain on available for sale investments	33	22
Change in foreign currency translation adjustments, net of tax	35	22
Other comprehensive income	68	44
Total comprehensive loss	$(15,617)	$(28,498)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(15,685)	$(28,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Textbook library depreciation expense	4,496	14,674
Other depreciation and amortization expense	2,577	3,172
Share-based compensation expense	11,270	15,020
Gain on liquidation of textbooks	(1,005)	(4,185)
Loss from write-offs of textbooks	224	2,544
Other non-cash items	23	13
Change in assets and liabilities:
Accounts receivable	2,161	2,434
Prepaid expenses and other current assets	(16,816)	(5,598)
Other assets	258	47
Accounts payable	(1,609)	(4,938)
Deferred revenue	11,798	20,378
Accrued liabilities	(16,760)	(8,270)
Other liabilities	(165)	(58)
Net cash (used in) provided by operating activities	(19,233)	6,691
Cash flows from investing activities
Purchases of textbooks	(442)	(29,142)
Proceeds from liquidations of textbooks	6,120	11,979
Purchases of marketable securities	(7,633)	(6,243)
Proceeds from sale of marketable securities	550	—
Maturities of marketable securities	6,244	12,140
Purchases of property and equipment	(4,800)	(1,486)
Net cash provided by (used in) investing activities	39	(12,752)
Cash flows from financing activities
Common stock issued under stock plans, net	—	6,626
Payment of taxes related to the net share settlement of RSUs	(6,331)	(4,391)
Repurchase of common stock	—	(2,263)
Net cash used in financing activities	(6,331)	(28)
Net decrease in cash and cash equivalents	(25,525)	(6,089)
Cash and cash equivalents, beginning of period	67,029	56,117
Cash and cash equivalents, end of period	$41,504	$50,028

Supplemental cash flow data:
Cash paid during the period for:
Interest	$19	$25
Income taxes	$402	$423
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,310	$2,759
Issuance of common stock related to prior acquisition	$—	$825
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2016 and our results of operations and cash flows for the three months ended March 31, 2016 and 2015. Our results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2015 as 2015.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

Except for the 2016 accounting pronouncements, which are described below, there have been no material changes to recent accounting pronouncements as compared to recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015.

In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to these simplifications, ASU 2016-09 also eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Early adoption is permitted and the application of the guidance is different for each update included within ASU 2016-09. The guidance is effective for annual periods after December 15, 2016, and we are currently in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. Early adoption is not permitted and we can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The guidance is effective for annual periods after December 15, 2017, and we are currently in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted and the guidance requires a modified retrospective adoption. The guidance is effective for annual periods after December 15, 2018, and we are currently in the process of evaluating the impact of this new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Early adoption is not permitted except for the comprehensive income presentation requirement and the updated guidance requires a prospective application with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance is effective for annual periods after December 15, 2017 and we are currently in the process of evaluating the impact of this new guidance.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(15,685)	$(28,542)
Denominator:
Weighted average common shares used to compute net loss per share, basic and diluted	89,118	84,794

Net loss per share, basic and diluted	$(0.18)	$(0.34)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	11,170	12,398
RSUs and PSUs	3,011	54
Employee stock purchase plan	85	26
Warrants to purchase common stock	200	634
Total common stock equivalents	14,466	13,112

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$38,121	$—	$38,121	$52,905	$—	$52,905
Money market funds	1,284	—	1,284	6,672	—	6,672
Commercial paper	2,099	—	2,099	5,453	—	5,453
Corporate securities	—	—	—	600	(1)	599
Agency bond	—	—	—	1,400	—	1,400
Total cash and cash equivalents	$41,504	$—	$41,504	$67,030	$(1)	$67,029
Short-term investments:
Commercial paper	$4,384	$—	$4,384	$3,746	$—	$3,746
Corporate securities	12,115	5	12,120	10,572	(12)	10,560
Agency bonds	3,497	1	3,498	3,494	—	3,494
Total short-term investments	$19,996	$6	$20,002	$17,812	$(12)	$17,800
Long-term investments:
Corporate securities	$1,875	$2	$1,877	$3,241	$(10)	$3,231
Agency bond	1,001	—	1,001	1,001	(3)	998
Long-term corporate securities	$2,876	$2	$2,878	$4,242	$(13)	$4,229

Short-term restricted cash	$300	$—	$300	$300	$—	$300
Long-term restricted cash	478	—	478	478	—	478
Total restricted cash	$778	$—	$778	$778	$—	$778

The amortized cost and fair value of available-for-sale investments as of March 31, 2016 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$22,095	$22,101
Due in 1-2 years	2,876	2,878
Investments not due at a single maturity date	1,284	1,284
Total	$26,255	$26,263

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of March 31, 2016, we considered the declines in fair value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of five months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2016, we did not recognize any impairment charges.

Strategic Investment

During the year ended December 31, 2015, we invested $2.0 million in a third party to expand our customer reach. This investment is included in other assets on our condensed consolidated balance sheet. We did not record other-than-temporary impairment charges on this investment during the three months ended March 31, 2016 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$1,284	$1,284	$—
Commercial paper	2,099	—	2,099
Short-term investments:
Commercial paper	4,384	—	4,384
Corporate securities	12,120	—	12,120
Agency bonds	3,498	—	3,498
Long-term investments:
Corporate securities	1,877	—	1,877
Agency bond	1,001	—	1,001
Total assets measured and recorded at fair value	$26,263	$1,284	$24,979

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$6,672	$6,672	$—
Commercial paper	5,453	—	5,453
Corporate securities	599	—	599
Agency bond	1,400	—	1,400
Short-term investments:
Commercial paper	3,746	—	3,746
Corporate securities	10,560	—	10,560
Agency bonds	3,494	—	3,494
Long-term investments:
Corporate securities	3,231	—	3,231
Agency bond	998	—	998
Total assets measured and recorded at fair value	$36,153	$6,672	$29,481

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

Note 5. Intangible Assets

Intangible assets as of March 31, 2016 and December 31, 2015 consist of the following (in thousands, except weighted-average amortization period):

	March 31, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,919)	$2,498
Customer lists	20	2,820	(2,333)	487
Trade names	48	2,343	(1,066)	1,277
Non-compete agreements	28	1,220	(970)	250
Master service agreements	21	1,030	(905)	125
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(12,193)	$8,237

	December 31, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,702)	$2,715
Customer lists	20	2,820	(2,239)	581
Trade names	48	2,343	(920)	1,423
Non-compete agreements	28	1,220	(832)	388
Master service agreements	21	1,030	(872)	158
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(11,565)	$8,865

During the three months ended March 31, 2016 and 2015, amortization expense related to our acquired intangible assets totaled approximately $0.6 million and $1.6 million, respectively.

As of March 31, 2016, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2016	$1,610
2017	1,701
2018	1,018
2019	308
2020	—
Total	$4,637

Note 6. Debt Obligations

In August 2013, we entered into a revolving credit facility with an aggregate principal amount of $50.0 million (the Revolving Credit Facility).  In June 2014, we amended the Revolving Credit Facility to reduce the aggregate principal amount to $40.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $75.0 million. In August 2015, we amended the Revolving Credit Facility to reduce the financial covenant consolidated EBITDA requirements beginning the quarter ended June 30, 2015 and to reduce the aggregate principal amount to $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million beginning the quarter ended December 31, 2015. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire in August 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of March 31, 2016, we were in compliance with these financial covenants.

Note 7. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at March 31, 2016 related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our warehouse in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. On April 10, 2015, we signed an agreement to sublease effectively one half of our warehouse in Kentucky. On March 15, 2016, our subtenant expanded their sublease to lease additional space in our warehouse. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016. Rental expense, net of sublease income, was approximately $0.4 million and $0.9 million in the three months ended March 31, 2016 and 2015, respectively.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The Kentucky Department of Revenue has petitioned the Kentucky Supreme Court for a discretionary review and we have subsequently filed a response in opposition to their motion for discretionary review with the Kentucky Supreme Court.  We have no information on when the Kentucky Supreme Court will rule on the petition. Due to the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2016.

Note 9. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$28	$134
Technology and development	4,126	4,707
Sales and marketing	1,893	5,054
General and administrative	5,223	5,125
Total share-based compensation expense	$11,270	$15,020

There was no capitalized share-based compensation expense as of March 31, 2016 and March 31, 2015.

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

Fair Value of 2013 Employee Stock Purchase Plan (ESPP)

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of rights granted under the 2013 ESPP at the date of grant using the Black-Scholes-Merton option-pricing model.

Stock Option Activity

There were no option awards granted to employees, consultants, officers or directors during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $7.0 million, which will be recognized over a weighted-average vesting period of approximately 0.9 years.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	13,270,650	$6.38
Granted	7,356,485	4.22
Released	(3,165,053)	6.55
Canceled	(2,459,428)	6.33
Balance at March 31, 2016	15,002,654	$5.29

2015 PSU Grant

In February 2015, we granted PSUs under the 2013 Plan to certain of our key employees. The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the 2015 Performance Period) and 2016 (the 2016 Performance Period). Based on the achievement of the performance conditions during the 2015 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2015 Performance Period based on a specified objective formula approved by the Compensation Committee of the Board of Directors (the Compensation Committee).  The PSUs related to the 2015 Performance Period vest annually over a one or three year period depending on the employee, with the initial vesting occurring in February 2016. During the three months ended March 31, 2016, financial and strategic performance targets were set by the Compensation Committee for the 2016 Performance Period for the February 2015 grants. The PSUs related to the 2016 Performance Period vest over a one year period with vesting occurring in March 2017.

During the three months ended March 31, 2016, the Compensation Committee approved a modification of the performance targets related to the 2015 Performance Period for 26 employees. As a result of the modification, we recorded an expense of $1.5 million during the three months ended March 31, 2016.

The target number of shares underlying the PSUs granted during the three months ended March 31, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. During the three months ended March 31, 2016, 688,464 shares were released relating to the 2015 Performance Period.

2016 PSU Grant

In March 2016, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2016. Based on the achievement of the performance conditions during 2016 for the March 2016 grants, the final settlement will range between zero and 100% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee.  If earned, these PSUs will vest over a three year period depending on the employee, with the initial vesting occurring in March 2018.

The target number of shares underlying the PSUs granted during the three months ended March 31, 2016 totaled 2,377,842 shares and had a weighted average grant date fair value of $4.32 per share. As of March 31, 2016, we expect these PSUs to meet the maximum level for vesting.

As of March 31, 2016, we had a total of approximately $54.7 million of unrecognized compensation costs related to RSUs and PSUs that are expected to be recognized over the remaining weighted average period of 2.2 years.

Note 10. Income Taxes

We recorded an income tax provision of approximately $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The income tax provision for the three months ended March 31, 2016 was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The income tax provision for three months ended March 31, 2015 was primarily due to state and foreign income taxes offset by the release of valuation allowance resulting from our acquisition of InstaEDU.

Note 11. Restructuring (Credits) Charges

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at December 31, 2015	$55	$2,463	$2,518
Restructuring credits	—	(44)	(44)
Cash payments	(55)	(485)	(540)
Balance at March 31, 2016	$—	$1,934	$1,934

2015 Restructuring Plan

Restructuring charges recorded in 2015 were related to our exits from our print coupon business and our Kentucky warehouse. As a result of our strategic partnership with Ingram, we successfully exited our warehouse facilities during the year ended December 31, 2015. Restructuring credits recorded during the three months ended March 31, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

As of March 31, 2016, the $1.9 million liability was comprised of a short-term accrual of $1.7 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on the consolidated balance sheet.

Note 12. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three months ended March 31, 2016 and March 31, 2015, we had purchases of $1.0 million and $0.1 million, respectively. We had no revenues in the three months ended March 31, 2016 and March 31, 2015, respectively, from Adobe. We had $0.4 million in payables as of March 31, 2016 and December 31, 2015, respectively, to Adobe. We had no outstanding accounts receivables as of March 31, 2016 and December 31, 2015 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three months ended March 31, 2016 and March 31, 2015, we had purchases of $4.0 million and $4.3 million, respectively.  We had no revenues in the three months ended March 31, 2016 and March 31, 2015, respectively, from Cengage. We had $0.2 million and an immaterial amount in payables as of March 31, 2016 and December 31, 2015, respectively, to Cengage. We had no outstanding accounts receivables as of March 31, 2016 and December 31, 2015 from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the three months ended March 31, 2016 and March 31, 2015, we had purchases of $0.2 million and zero, respectively.  We had no revenues in the three months ended March 31, 2016 and March 31, 2015 from Groupon. We had $0.1 million and an immaterial amount in payables as of March 31, 2016 and December 31, 2015, respectively, to Groupon. We had no outstanding accounts receivables as of March 31, 2016 and December 31, 2015 from Groupon.

Transactions with the above related parties have been conducted on an arms length basis and the terms of our contracts are consistent with our contracts with other independent parties.

Note 13. Subsequent Event

On May 1, 2016, we acquired all of the outstanding interest of Imagine Easy Solutions, LLC, a privately held online learning company based in New York that provides a portfolio of online writing tools. Pursuant to the terms of the interest purchase agreement, we paid approximately $25.7 million in cash to the sellers at the closing of the acquisition and we will pay $17.0 million in cash to the sellers by April 2017. There are potential additional payments of up to $18.0 million over the next three years subject to contingencies that will be recorded as acquisition related compensation costs on our condensed consolidated statements of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

During the three months ended March 31, 2016 and 2015, we generated net revenues of $66.7 million and $84.9 million, respectively, and in the same periods had net losses of $15.7 million and $28.5 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, the development of additional products and services that serve students, and expanding our strategic partnership with Ingram.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our connected learning platform. We plan to continue to invest in the expansion of Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. On May 1, 2016, we acquired Imagine Easy Solutions, LLC, a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition to enhance our ability to acquire new students, increase the value to our existing students and have a meaningful and positive impact on their outcomes. Further, we believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part II, Item 1A, “Risk Factors.”

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

Required Materials

Our Required Materials product line includes the rental and sale of print textbooks and eTextbooks as well as the commission we receive from Ingram. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers as of March 31, 2016, which we offer as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental. This product line has been highly capital intensive due to the resources required to maintain a print textbook rental library. As a result of our strategic partnership with Ingram, we have exited our warehouse facilities in Kentucky and have transitioned our textbook library to Ingram’s facilities, which has helped to free up resources historically required by this product line. We will continue to liquidate our print textbook library through the normal course of our operations and expect it to be fully liquidated at the end of 2016. Until that point, we will continue to rent textbooks and recognize revenues on the textbooks that we own as rental revenues on our consolidated statement of operations through the liquidation period. Once our entire print textbook library has been liquidated, all revenues from print textbook rentals will be commission-based.

We have historically capitalized the investment in our print textbook library and record depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the three months ended March 31, 2016, our investment in print textbooks, net of proceeds from textbook liquidation, was an inflow of $5.7 million and an outflow during the three months ended March 31, 2015 of $17.2 million. In the three months ended March 31, 2016, we received an inflow of cash as we continued to liquidate our existing textbook library. This is expected to continue through 2016 as we are no longer purchasing textbooks for rental as a result of our strategic partnership with Ingram.

We use our website to liquidate print textbooks from our print textbook library, which allows us to generate greater recovery on our print textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We are able to adjust what we liquidate based on expected rental demand. We also use our website to source, on behalf of Ingram, both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used print textbooks allows for a reduction in the investments necessary to maintain the rental catalog while at the same time attracting students to our website by offering more for their textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 62% and 74% of net revenues during the three months ended March 31, 2016 and 2015, respectively.

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

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 38% and 26% of net revenues during the three months ended March 31, 2016 and 2015, respectively.

Strategic Partnership with Ingram

We expect our partnership with Ingram to accelerate the growth of Chegg Services products by allowing us to utilize capital otherwise spent on the purchase of print textbooks, and at the same time allowing us to maintain our leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that will allow us to focus exclusively on eTextbooks and Chegg Services. Under the agreement, since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. As a result of our strategic partnership with Ingram, our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using print textbooks for which Ingram has title and risk of loss. Additionally, we have ceased making additional investments in our print textbook library during 2015 and expect to rent and liquidate our existing inventory of print textbooks throughout 2016. This new model will allow us to reduce and eventually eliminate the operating expenses we incur to acquire and maintain a print textbook library. As we transition to a fully digital company, we will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. We will also continue to provide Ingram with extended payment terms throughout 2016 as we procure print textbooks on behalf of Ingram, before moving to normal payment terms in 2017.

Seasonality of Our Business
A substantial majority of our revenues are recognized ratably over the term the student rents our print textbooks and eTextbooks or has access to our Chegg Services. Historically, this has generally resulted in our highest revenues in the fourth quarter as it reflects more days of the academic year and our lowest revenues in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The recognition of revenues from our eTextbooks and Chegg Services will continue to follow this trend. As a result of our strategic partnership with Ingram, revenues from Ingram owned print textbook rental transactions will now be higher in the first and third quarters as we recognize a commission on the transaction rather than recognizing the revenues ratably over the term the student rents our textbooks. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. We expect these variable expenses to decrease during 2016 as we have completely transitioned the shipping and fulfillment activities related to textbooks to Ingram. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. We expect our strategic partnership with Ingram to shift peak revenues in the periods that a student rents a textbook as a result of our revenue sharing agreement such that our revenues will more closely track the academic calendar as our expenses associated with the textbook rental business decrease.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenues):

	Three Months Ended March 31,
	2016		2015
Net revenues:
Rental	$14,564	22%	$37,714	44%
Services	39,362	59	31,367	37
Sales	12,728	19	15,791	18
Total net revenues	66,654	100	84,872	100
Cost of revenues(1):
Rental	13,513	20	38,555	45
Services	13,475	20	11,837	14
Sales	11,935	18	15,101	18
Total cost of revenues	38,923	58	65,493	77
Gross profit	27,731	42	19,379	23
Operating expenses(1):
Technology and development	16,958	25	16,144	19
Sales and marketing	14,446	22	21,392	25
General and administrative	12,666	19	11,777	14
Restructuring (credits) charges	(44)	—	2,514	3
Gain on liquidation of textbooks	(1,005)	(1)	(4,185)	(5)
Total operating expenses	43,021	65	47,642	56
Loss from operations	(15,290)	(23)	(28,263)	(33)
Total interest expense and other income, net	5	—	15	—
Loss before provision for income taxes	(15,285)	(23)	(28,248)	(33)
Provision for income taxes	400	(1)	294	—
Net loss	$(15,685)	(24)%	$(28,542)	(33)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$28		$134
Technology and development	4,126		4,707
Sales and marketing	1,893		5,054
General and administrative	5,223		5,125
Total share-based compensation expense	$11,270		$15,020

Three Months Ended March 31, 2016 and 2015

Net Revenues

Net revenues in the three months ended March 31, 2016 decreased $18.2 million, or 21%, compared to the same period in 2015. Rental revenues decreased $23.2 million or 61%, while services revenues increased $8.0 million, or 25%, and sales revenues decreased $3.1 million, or 19%.

The decrease in rental revenues during the three months ended March 31, 2016 was due to our strategic partnership with Ingram, which commenced in July 2014. As a result of our strategic partnership, our rental revenues are increasingly classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues from transactions using our print textbooks. The increase in services revenues during the three months ended March 31, 2016 was driven primarily from growth across our other offerings for students which included increased revenues from our Chegg Study service as well as an increase in the commissions earned from Ingram. The decrease in sales revenues during the three months ended March 31, 2016 was driven primarily from a decrease in textbooks sold on a just in time basis.

The following table sets forth our net revenues for the periods shown for our Required Materials and Chegg Services product lines (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Required Materials	$41,098	$62,396	$(21,298)	(34)%
Chegg Services	25,556	22,476	3,080	14
Total net revenues	$66,654	$84,872	$(18,218)	(21)%

Required Materials revenues decreased $21.3 million, or 34%, in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to our partnership with Ingram. We expect this to continue to decrease throughout 2016 as our Required Materials revenues are increasingly comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues represented 62% and 74% of net revenues during the three months ended March 31, 2016 and 2015, respectively. Chegg Services revenues increased $3.1 million, or 14%, in the three months ended March 31, 2016, compared to the same period in 2015 due to growth in new memberships for our Chegg Study service, partially offset by revenues recognized from our print coupon business that we exited during the three months ended March 31, 2015. Chegg Services represented 38% and 26% of net revenues during the three months ended March 31, 2016 and 2015, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Cost of revenues(1)	$38,923	$65,493	$(26,570)	(41)%

(1) Includes share-based compensation expense of:	$28	$134	$(106)	(79)%

Cost of revenues in the three months ended March 31, 2016 decreased by $26.6 million, or 41%, compared to the same period in 2015. The decrease in absolute dollars and as a percentage of revenues for the three months ended March 31, 2016 was primarily due to a decrease in textbook depreciation of $10.2 million, lower order fulfillment costs of $7.5 million, a decrease in write-offs related to our print textbook library of $2.3 million and lower warehouse personnel costs of $2.1 million. These decreases resulted from Ingram's fulfillment of more print textbook rental orders and the closure of our warehouse in Kentucky. As a result, gross margins increased to 42% in the three months ended March 31, 2016, from 23% in the three months ended March 31, 2015.

Further, as we move towards Ingram taking title and risk of loss for the print textbook inventory needed to fulfill all print textbook rentals and sales, we anticipate our total cost of revenues will continue to decrease and our total gross margins will continue to increase.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Technology and development(1)	$16,958	$16,144	$814	5%
Sales and marketing(1)	14,446	21,392	(6,946)	(32)
General and administrative(1)	12,666	11,777	889	8
Restructuring (credits) charges	(44)	2,514	(2,558)	n/m
Gain on liquidation of textbooks	(1,005)	(4,185)	3,180	(76)
	$43,021	$47,642	$(4,621)	(10)%

(1) Includes share-based compensation expense of:
Technology and development	$4,126	$4,707	$(581)	(12)%
Sales and marketing	1,893	5,054	(3,161)	(63)
General and administrative	5,223	5,125	98	2
Share-based compensation expense	$11,242	$14,886	$(3,644)	(24)%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended March 31, 2016 increased $0.8 million, or 5%, compared to the same period in 2015. During the three months ended March 31, 2016, our employee-related expenses increased $1.2 million and our share-based compensation expense decreased $0.6 million compared to the three months ended March 31, 2015. Technology and development as a percentage of net revenues were 25% during the three months ended March 31, 2016 compared to 19% of net revenues during the three months ended March 31, 2015.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2016 decreased by $6.9 million, or 32%, compared to the same period in 2015. The decrease was primarily attributable to a decrease in employee-related expenses, advertising and marketing expenses and share-based compensation expenses of $1.3 million, $1.8 million and $3.2 million, respectively, compared to the three months ended March 31, 2015.  Sales and marketing expenses as a percentage of net revenues were 22% during the three months ended March 31, 2016 compared to 25% during the same period in 2015.

General and Administrative

General and administrative expenses in the three months ended March 31, 2016 increased $0.9 million, or 8%, compared to the same period in 2015. The increase was due to higher employee-related expenses and share-based compensation expenses that increased $0.4 million and $0.1 million, respectively, compared to the same period in 2015. General and administrative expenses as a percentage of net revenues were 19% during the three months ended March 31, 2016 compared to 14% during the same period in 2015.

Restructuring (Credits) Charges

Restructuring credits recorded during the three months ended March 31, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Gain on Liquidation of Textbooks

During the three months ended March 31, 2016 and 2015, we had a gain on liquidation of print textbooks of $1.0 million and $4.2 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. As Ingram purchases all new print textbooks used for print textbook rentals and our remaining textbook library ages, we liquidated fewer books and received lower proceeds per book.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Interest expense, net	$(60)	$(61)	$1	(2)%
Other income, net	65	76	(11)	(14)
Total interest expense and other income, net	$5	$15	$(10)	(67)%

Interest expense, net remained flat during the three months ended March 31, 2016 compared to the same period in 2015.

Other income, net decreased during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Provision for income taxes	$400	$294	$106	36%

We recorded an income tax provision of approximately $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, which was primarily due to state and foreign income tax expense and federal tax expense. The increase during the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity were cash, cash equivalents and investments totaling $64.4 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. Our cash equivalents and investments are composed primarily of commercial paper, corporate securities, money market funds and agency bonds. We also have an aggregate principal amount of $30.0 million available under our revolving credit facility with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million. The revolving credit facility expires in August 2016. As of March 31, 2016, we were in compliance with all financial covenants and had no amounts outstanding under the revolving credit facility.

As a result of our expanded strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2015 and will continue to do so in 2016 for the purchase of print textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance due from Ingram included within other current assets on the consolidated balance sheet related to the purchase of these textbooks of $39.1 million and $28.9 million as of March 31, 2016 and December 31, 2015, respectively. As a result of our strategic partnership with Ingram, we anticipate having significantly more working capital.

During the three months ended March 31, 2016, our proceeds from print textbook liquidations exceeded our investment in print textbooks and resulted in a cash inflow of $5.7 million as a result of our strategic partnership with Ingram whereby we no longer make new investments in the print textbook library. Since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library. During the three months ended March 31, 2015, our investment in print textbooks, net of proceeds from textbook liquidations, was $17.2 million.

As of March 31, 2016, we have incurred cumulative losses of $344.8 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in technology and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash equivalents, investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Most of our cash is held in the United States. As of March 31, 2016, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(19,233)	$6,691
Net cash provided by (used in) investing activities	$39	$(12,752)
Net cash used in financing activities	$(6,331)	$(28)

Cash Flows from Operating Activities

Although we incurred net losses during the three months ended March 31, 2016 and 2015, our net losses were partially or fully offset by non-cash expenditures such as print textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense.

Net cash used in operating activities during the three months ended March 31, 2016 was $19.2 million. Our net loss of $15.7 million was increased by the change in our prepaid expenses and other current assets of $16.8 million and accrued liabilities of $16.8 million and partially decreased by the change in deferred revenue of $11.8 million. These account balance changes were partially offset by significant non-cash operating expenses, including print textbook library depreciation expense of $4.5 million, other depreciation and amortization expense of $2.6 million and share-based compensation expense of $11.3 million. During the three months ended March 31, 2016, we saw a decline in our textbook depreciation expense and an increase in the change of our prepaid expenses and other current assets, which was a result of our strategic partnership with Ingram, where we are no longer making investments in our print textbook inventory yet continue to buy books on Ingram's behalf, while providing them with extended payment terms. The change in accrued liabilities was due to Ingram's share of revenue on a print textbook rental transaction that was paid during the three months ended March 31, 2016. The effects of these three items were the primary reasons we had net cash used in operating activities for the three months ended March 31, 2016.

Net cash provided by operating activities during the three months ended March 31, 2015 was $6.7 million. Our net loss of $28.5 million was more than offset by significant non-cash operating expenses, including textbook library depreciation expense of $14.7 million, other depreciation and amortization expense of $3.2 million, share-based compensation expenses of $15.0 million and loss from write-offs of textbooks of $2.5 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of print textbooks, marketable securities and property and equipment, offset by proceeds from the maturity of marketable securities and the proceeds from the liquidation of print textbooks.

Net cash provided by investing activities during the three months ended March 31, 2016 was $39,000 and was primarily used for the purchase of marketable securities of $7.6 million, purchase of property and equipment of $4.8 million offset by proceeds from the sale or maturity of marketable securities of $6.8 million and proceeds from the liquidation of print textbooks of $6.1 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2016 was $6.3 million and was related to the payment of $6.3 million in taxes related to the net share settlement of restricted stock units (RSUs) which became fully vested during the period.

Net cash used in financing activities during the three months ended March 31, 2015 was $28,000 and was primarily related to the payment of $4.4 million in taxes related to the net share settlement of RSUs which became fully vested during the period as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition, offset by the proceeds from the exercise of stock options totaling $6.6 million.

Contractual Obligations and Other Commitments

As a result of our expanded partnership with Ingram and the exit of our Kentucky warehouse during 2015, we signed an agreement on April 10, 2015 to sublease effectively one half of our warehouse in Kentucky. On March 15, 2016, our subtenant expanded their sublease to lease additional space in our warehouse. We expect this sublease agreement to generate $0.1 million of sublease income per month through the end of November 2016.

Off-Balance Sheet Arrangements

Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1-Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2016, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013 and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The Kentucky Department of Revenue has petitioned the Kentucky Supreme Court for a discretionary review and we have subsequently filed a response in opposition to their motion for discretionary review with the Kentucky Supreme Court.  We have no information on when the Kentucky Supreme Court will rule on the petition. Due to the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q including in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2016 and 2015 were $15.7 million and $28.5 million, respectively. As of March 31, 2016, we had an accumulated deficit of $344.8 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be negatively impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals and/or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our print textbook rental revenues to commissions based revenues by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2016, we had 11 patents and 24 patent applications pending in the United States. We own six U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. As of March 31, 2016, we own over 550 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology. In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. While our fulfillment partner, Ingram, has a system for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, in any case, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be subsequently sold or rented by us to students, and we may be subject to allegations of civil or criminal liability. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

We have employees in Germany, Israel, India and the People’s Republic of China (China), and we indirectly contract with individuals in the Ukraine. Although today our international operations represent approximately 5% of our total consolidated operating expenses and we currently do not expect that to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014 before the Kentucky Court of Appeals ruled unanimously in our favor in March 2016. The Kentucky Department of Revenue has petitioned the Kentucky Supreme Court for discretionary review (see discussion above under Part II Item 1 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we are currently under tax audit in India for the 2011-12 fiscal year. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or service transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.47 to $11.25 through March 31, 2016. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

CHEGG, INC.
May 3, 2016	By:	/S/ ANDREW BROWN
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