Form 10-Q
period 2016-06-30
CHEGG, INC
filed 2016-08-03
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of July 29, 2016, the Registrant had 91,028,255 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” "internships.com" “Zinch”, “ResearchReady,” “EasyBib,” and “#1 in Textbook Rentals” are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	June 30, 2016	December 31, 2015
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$49,679	$67,029
Short-term investments	—	17,800
Accounts receivable, net of allowance for doubtful accounts of $287 and $378 at June 30, 2016 and December 31, 2015, respectively	12,919	13,157
Prepaid expenses	5,608	3,117
Other current assets	40,224	31,732
Total current assets	108,430	132,835
Long-term investments	—	4,229
Textbook library, net	11,834	29,728
Property and equipment, net	29,356	19,971
Goodwill	114,980	91,301
Intangible assets, net	23,061	8,865
Other assets	5,227	4,427
Total assets	$292,888	$291,356
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,260	$5,860
Deferred revenue	14,458	14,971
Accrued liabilities	46,427	35,280
Total current liabilities	67,145	56,111
Long-term liabilities
Total other long-term liabilities	4,010	4,170
Total liabilities	71,155	60,281
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 90,893,175 and 88,099,983 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	91	88
Additional paid-in capital	575,601	560,242
Accumulated other comprehensive loss	(183)	(172)
Accumulated deficit	(353,776)	(329,083)
Total stockholders' equity	221,733	231,075
Total liabilities and stockholders' equity	$292,888	$291,356
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2015.
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Rental	$12,006	$32,782	$26,570	$70,496
Services	37,668	29,276	77,030	60,643
Sales	3,362	5,003	16,090	20,794
Total net revenues	53,036	67,061	119,690	151,933
Cost of revenues:
Rental	5,346	21,238	18,859	59,793
Services	12,332	9,975	25,807	21,812
Sales	3,729	5,043	15,664	20,144
Total cost of revenues	21,407	36,256	60,330	101,749
Gross profit	31,629	30,805	59,360	50,184
Operating expenses:
Technology and development	16,033	13,268	32,991	29,412
Sales and marketing	11,747	12,382	26,193	33,774
General and administrative	14,569	11,943	27,235	23,720
Restructuring (credits) charges	(154)	464	(198)	2,978
(Gain) loss on liquidation of textbooks	(2,191)	2,445	(3,196)	(1,740)
Total operating expenses	40,004	40,502	83,025	88,144
Loss from operations	(8,375)	(9,697)	(23,665)	(37,960)
Interest expense and other (expense) income, net:
Interest expense, net	(61)	(60)	(121)	(121)
Other (expense) income, net	(63)	56	2	132
Total interest expense and other (expense) income, net	(124)	(4)	(119)	11
Loss before provision for income taxes	(8,499)	(9,701)	(23,784)	(37,949)
Provision for income taxes	509	430	909	724
Net loss	$(9,008)	$(10,131)	$(24,693)	$(38,673)
Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.28)	$(0.45)
Weighted average shares used to compute net loss per share, basic and diluted	90,416	86,741	89,767	85,771
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,008)	$(10,131)	$(24,693)	$(38,673)
Other comprehensive (loss) income:
Change in unrealized gain on available for sale investments	(8)	(17)	25	5
Change in foreign currency translation adjustments, net of tax	(71)	—	(36)	22
Other comprehensive (loss) income	(79)	(17)	(11)	27
Total comprehensive loss	$(9,087)	$(10,148)	$(24,704)	$(38,646)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(24,693)	$(38,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Textbook library depreciation expense	7,220	27,476
Other depreciation and amortization expense	6,068	6,413
Share-based compensation expense	22,491	22,851
Gain on liquidation of textbooks	(3,196)	(1,740)
Loss from write-offs of textbooks	473	3,611
Other non-cash items	(18)	719
Change in assets and liabilities, net of acquisition of business:
Accounts receivable	2,607	116
Prepaid expenses and other current assets	(10,908)	(17,405)
Other assets	(398)	(253)
Accounts payable	1,016	(6,150)
Deferred revenue	(650)	(4,839)
Accrued liabilities	(6,942)	(5,574)
Other liabilities	(193)	389
Net cash used in operating activities	(7,123)	(13,059)
Cash flows from investing activities
Purchases of textbooks	(551)	(31,275)
Proceeds from liquidations of textbooks	14,794	22,693
Purchases of marketable securities	(7,633)	(17,127)
Proceeds from sale of marketable securities	22,830	—
Maturities of marketable securities	6,844	19,690
Purchases of property and equipment	(14,217)	(4,146)
Acquisition of business, net of cash acquired	(25,164)	—
Net cash used in investing activities	(3,097)	(10,165)
Cash flows from financing activities
Common stock issued under stock plans, net	1,110	11,929
Payment of taxes related to the net share settlement of RSUs	(8,240)	(7,472)
Repurchase of common stock	—	(2,263)
Net cash (used in) provided by financing activities	(7,130)	2,194
Net decrease in cash and cash equivalents	(17,350)	(21,030)
Cash and cash equivalents, beginning of period	67,029	56,117
Cash and cash equivalents, end of period	$49,679	$35,087

Supplemental cash flow data:
Cash paid during the period for:
Interest	$19	$50
Income taxes	$252	$571
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,193	$3,805
Issuance of common stock related to prior acquisition	$—	$825
Accrued deferred cash consideration related to acquisition	$16,484	$—
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. Our results of operations for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, determination of the useful lives and salvage value assigned to our textbook library, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired tangible and intangible assets. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Recent Accounting Pronouncements

Except for the 2016 accounting pronouncements, which are described below, there have been no material changes to recent accounting pronouncements as compared to recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015.

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for improvements and practical expedients for specific areas of Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for clarification of two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

ASUs 2016-12, 2016-10 and 2016-08 allow for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Each guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating these guidance updates.

In March 2016 the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to these simplifications, ASU 2016-09 also eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Early adoption is permitted and the application of the guidance is different for each update included within ASU 2016-09. The guidance is effective for annual periods after December 15, 2016, and we are currently in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted, and the guidance requires a modified retrospective adoption. The guidance is effective for annual periods after December 15, 2018, and we are currently in the process of evaluating the impact of this new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Early adoption is not permitted except for the comprehensive income presentation requirement, and the updated guidance requires a prospective application with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance is effective for annual periods after December 15, 2017, and we are currently in the process of evaluating the impact of this new guidance.

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, restricted stock units (RSUs), and performance-based restricted stock units (PSUs), to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(9,008)	$(10,131)	$(24,693)	$(38,673)
Denominator:
Weighted average common shares used to compute net loss per share, basic and diluted	90,416	86,741	89,767	85,771

Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.28)	$(0.45)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	10,950	8,849	11,060	12,011
RSUs and PSUs	4,689	107	2,571	98
Employee stock purchase plan	18	8	18	8
Warrants to purchase common stock	200	324	200	399
Total common stock equivalents	15,857	9,288	13,849	12,516

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$48,399	$—	$48,399	$52,905	$—	$52,905
Money market funds	1,280	—	1,280	6,672	—	6,672
Commercial paper	—	—	—	5,453	—	5,453
Corporate securities	—	—	—	600	(1)	599
Agency bond	—	—	—	1,400	—	1,400
Total cash and cash equivalents	$49,679	$—	$49,679	$67,030	$(1)	$67,029
Short-term investments:
Commercial paper	$—	$—	$—	$3,746	$—	$3,746
Corporate securities	—	—	—	10,572	(12)	10,560
Agency bonds	—	—	—	3,494	—	3,494
Total short-term investments	$—	$—	$—	$17,812	$(12)	$17,800
Long-term investments:
Corporate securities	$—	$—	$—	$3,241	$(10)	$3,231
Agency bond	—	—	—	1,001	(3)	998
Long-term corporate securities	$—	$—	$—	$4,242	$(13)	$4,229

Short-term restricted cash	$300	$—	$300	$300	$—	$300
Long-term restricted cash	563	—	563	478	—	478
Total restricted cash	$863	$—	$863	$778	$—	$778

The amortized cost and fair value of available-for-sale investments as of June 30, 2016 was $1.3 million, respectively, and consist of money market fund deposits which are not due at a single maturity date.

As of June 30, 2016, we did not record any unrealized declines in the fair value of our investment portfolio and therefore did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of less than six months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell or whether it is more likely than not it will be required to sell, and the investment before recovery of the investment’s cost basis. During the six months ended June 30, 2016, we did not recognize any impairment charges.

Strategic Investment

During the year ended December 31, 2015, we invested $2.0 million in a third party to expand our customer reach. This investment is included in other assets on our condensed consolidated balance sheet. We did not record other-than-temporary impairment charges on this investment during the six months ended June 30, 2016 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$1,280	$1,280	$—
Total assets measured and recorded at fair value	$1,280	$1,280	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$6,672	$6,672	$—
Commercial paper	5,453	—	5,453
Corporate securities	599	—	599
Agency bond	1,400	—	1,400
Short-term investments:
Commercial paper	3,746	—	3,746
Corporate securities	10,560	—	10,560
Agency bonds	3,494	—	3,494
Long-term investments:
Corporate securities	3,231	—	3,231
Agency bond	998	—	998
Total assets measured and recorded at fair value	$36,153	$6,672	$29,481

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

Note 5. Acquisition

In May 2016, we acquired all of the outstanding interests of Imagine Easy Solutions, LLC (Imagine Easy), a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition to enhance our ability to acquire new students, increase the value to our existing students, and have a meaningful and positive impact on their outcomes. The total fair value of the purchase consideration was $42.3 million. The purchase consideration included deferred cash consideration of $17.0 million, of which the present value of $16.4 million was recorded as accrued liabilities on our condensed consolidated balance sheet as of June 30, 2016. We will accrete into the deferred cash consideration of $17.0 million until it is paid to the sellers in April 2017. We recorded accretion expense of $0.1 million during the three months ended June 30, 2016, through other expense on the condensed consolidated statement of operations. Further, the consideration included an escrow and a hold-back amount of $4.2 million and $0.5 million, respectively, for general representations and warranties and potential post-closing adjustments. The escrow amount will be released in July 2017, and the hold-back amount was released in July 2016.

The acquisition date fair value of the purchase consideration for the above transaction consisted of the following (in thousands):

Initial cash consideration	$21,023
Net working capital adjustment	200
Fair value of deferred cash consideration	16,374
Escrow	4,200
Hold-back	500
Fair value of purchase consideration	$42,297

Included in the purchase agreement are additional contingent payments of up to $18.0 million, of which $3.0 million relates to the achievement of performance conditions for the fiscal year ended 2016. These payments will be made over the next three years, subject to continued employment of the sellers, and will be expensed ratably as technology and development and general and administrative expense on our condensed consolidated statements of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have accrued for $1.0 million as of June 30, 2016 for these contingent payments which is included within accrued liabilities on our condensed consolidated balance sheet.

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration paid over the fair value of identifiable assets acquired was recorded as goodwill. Goodwill is primarily attributable to the potential for future product offerings as well as our expanded student reach. The amounts recorded for goodwill are expected to be deductible for tax purposes.

The following table presents the total purchase price allocation recorded in our condensed consolidated balance sheets as of the acquisition date (in thousands):

Cash	$59
Accounts receivable	2,610
Favorable lease acquired	300
Other acquired assets	212
Acquired intangible assets:
Trade names	1,800
Domain names	1,100
Advertiser relationships	6,600
User base	410
Non-compete agreements	500
Developed technology	5,600
Total acquired intangible assets	16,010
Total identifiable assets acquired	19,191
Liabilities assumed	(573)
Net identifiable assets acquired	18,618
Goodwill	23,679
Total purchase consideration	$42,297

For the three months ended June 30, 2016, we incurred $1.0 million of acquisition-related expenses associated with the acquisition of Imagine Easy which have been included in general and administrative expenses in our condensed consolidated statements of operations.

The pro forma results of operations of the above acquisition have not been presented as the financial impact to our condensed consolidated statements of operations is not material.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Beginning balance	$91,301	$91,301
Addition due to acquisition	23,679	—
Ending balance	$114,980	$91,301

Intangible assets as of June 30, 2016 and December 31, 2015 consist of the following (in thousands, except weighted-average amortization period):

	June 30, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,017	$(7,306)	$7,711
Customer lists	47	9,830	(2,695)	7,135
Trade names	48	5,243	(1,334)	3,909
Non-compete agreements	30	1,720	(1,105)	615
Master service agreements	21	1,030	(939)	91
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,440	$(13,379)	$23,061

	December 31, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,702)	$2,715
Customer lists	20	2,820	(2,239)	581
Trade names	48	2,343	(920)	1,423
Non-compete agreements	28	1,220	(832)	388
Master service agreements	21	1,030	(872)	158
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(11,565)	$8,865

During the three and six months ended June 30, 2016, amortization expense related to our acquired intangible assets totaled approximately $1.2 million and $1.8 million, respectively. During the three and six months ended June 30, 2015, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $3.0 million, respectively.

As of June 30, 2016, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2016	$2,778
2017	5,153
2018	4,255
2019	3,433
2020	2,153
Thereafter	1,689
Total	$19,461

Note 7. Debt Obligations

As of December 31, 2015, we had a revolving credit facility with an aggregate principal amount of $30.0 million (the Revolving Credit Facility) with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million beginning the quarter ended December 31, 2015. In June 2016, we amended the Revolving Credit Facility to reduce the financial covenant consolidated EBITDA requirements beginning the quarter ended June 30, 2016. The Revolving Credit Facility carries, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility will expire in August 2016. The Revolving Credit Facility requires us to repay the outstanding balance at expiration, or to prepay the outstanding balance, if certain reporting and financial covenants are not maintained. These financial covenants are as follows: (1) maintain specified quarterly levels of consolidated EBITDA, which is defined as net income (loss) before tax plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, non-cash share-based compensation expense and costs and expenses not to exceed $2.0 million in closing fees related to the revolving credit facility; and (2) maintain a leverage ratio greater than 1.5 to 1.0 as of the end of each quarter, based on the ratio of the consolidated outstanding debt balance to consolidated EBITDA for the period of the four fiscal quarters most recently ended. As of June 30, 2016, we were in compliance with these financial covenants. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Revolving Credit Facility.

Note 8. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at June 30, 2016 related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our warehouse in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. As a result of our strategic partnership with Ingram and the exit of our Kentucky warehouse during 2015, we have subleased substantially all of our warehouse in Kentucky and we expect this sublease agreement to generate $0.2 million of sublease income per month through the end of the lease term in November 2016. Rental expense, net of sublease income, was approximately $0.5 million and $0.9 million in the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.4 million in the three and six months ended June 30, 2015, respectively.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority, and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013, and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky, and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The Kentucky Department of Revenue has petitioned the Kentucky Supreme Court for a discretionary review, and we have subsequently filed a response in opposition to their motion for discretionary review with the Kentucky Supreme Court. We have no information on when the Kentucky Supreme Court will rule on the petition. Due to the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2016.

Note 10. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$41	$81	$69	$215
Technology and development	3,632	1,273	7,758	5,980
Sales and marketing	1,958	1,034	3,851	6,088
General and administrative	5,590	5,443	10,813	10,568
Total share-based compensation expense	$11,221	$7,831	$22,491	$22,851

There was no capitalized share-based compensation expense as of June 30, 2016 or 2015.

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

Stock Option Activity

During the three months ended June 30, 2016 and 2015, we granted 232,700 and 165,456 stock option awards, respectively, at a weighted average grant date fair value of $2.58 and $3.63, respectively, solely to members of our board of directors.

As of June 30, 2016, our total unrecognized compensation expense for stock option awards granted to employees, officers, directors, and consultants was approximately $5.1 million, which will be recognized over a weighted-average vesting period of approximately 0.9 years.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	13,270,650	$6.38
Granted	8,692,341	4.26
Released	(4,197,818)	6.48
Canceled	(2,942,747)	6.28
Balance at June 30, 2016	14,822,426	$5.13

2015 PSU Grant

In February 2015, we granted PSUs under the 2013 Plan to certain of our key employees (the February 2015 grants). The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the 2015 Performance Period) and 2016 (the 2016 Performance Period). Based on the achievement of the performance conditions during the 2015 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2015 Performance Period based on a specified objective formula approved by the Compensation Committee of the Board of Directors (the Compensation Committee). The PSUs related to the 2015 Performance Period vest annually over a one or three year period depending on the employee, with the initial vesting occurring in February 2016. In March 2016, the financial and strategic performance targets were set by the Compensation Committee for the 2016 Performance Period for the February 2015 grants. The PSUs related to the 2016 Performance Period vest over a one year period with vesting occurring in March 2017.

The target number of shares underlying the PSUs granted during the six months ended June 30, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. During the six months ended June 30, 2016, 688,464 shares were released relating to the 2015 Performance Period.

2016 PSU Grant

In March 2016, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2016. Based on the achievement of the performance conditions during 2016 for the March 2016 grants, the final settlement will range between zero and 100% of the maximum shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. If earned, these PSUs will vest over a three year period depending on the employee, with the initial vesting occurring in March 2018.

During the six months ended June 30, 2015, the Compensation Committee approved a modification of the performance targets related to the 2015 Performance Period for 26 employees. As a result of the modification, we recorded an expense of $1.5 million during the six months ended June 30, 2016.

The target number of shares underlying the PSUs granted during the six months ended June 30, 2016 totaled 2,377,842 shares and had a weighted average grant date fair value of $4.32 per share. As of June 30, 2016, we expect these PSUs to meet the target level for vesting.

As of June 30, 2016, we had a total of approximately $48.7 million of unrecognized compensation costs related to RSUs and PSUs that are expected to be recognized over the remaining weighted average period of 2.1 years.

Note 11. Income Taxes

We recorded an income tax provision of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively, and an income tax provision of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively. The income tax provision for the three and six months ended June 30, 2016 was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The income tax provision for the three and six months ended June 30, 2015 was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired goodwill.

Note 12. Restructuring (Credits) Charges

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2015	$—	$—	$—
Restructuring charges	1,885	2,983	4,868
Cash payments	(1,830)	(675)	(2,505)
Write-offs	—	(317)	(317)
Other	—	472	472
Balance at December 31, 2015	55	2,463	2,518
Restructuring credits	—	(198)	(198)
Cash payments	(55)	(1,106)	(1,161)
Balance at June 30, 2016	$—	$1,159	$1,159

2015 Restructuring Plan

Restructuring charges recorded in 2015 were related to our exits from our print coupon business and our Kentucky warehouse. As a result of our strategic partnership with Ingram, we successfully exited our warehouse facilities during the year ended December 31, 2015. Restructuring credits of $0.2 million recorded during the three and six months ended June 30, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

As of June 30, 2016, the $1.2 million liability was comprised of a short-term accrual of $1.0 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on the condensed consolidated balance sheets.

Note 13. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and six months ended June 30, 2016, we had purchases of $0.8 million and $1.8 million, respectively, and during the three and six months ended June 30, 2015, we had purchases of $0.8 million and $0.9 million, respectively, of products from Adobe. We had no revenues in the three and six months ended June 30, 2016 and $0.1 million in the three and six months ended June 30, 2015 from Adobe. We had $0.1 million and $0.4 million in payables as of June 30, 2016 and December 31, 2015, respectively, to Adobe. We had no outstanding accounts receivables as of June 30, 2016 and December 31, 2015 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the three and six months ended June 30, 2016, we had purchases of $0.4 million and $4.4 million, respectively, and during the three and six months ended June 30, 2015, we had purchases of $1.9 million and $6.2 million, respectively, of products from Cengage. We had no revenues in the three and six months ended June 30, 2016 and June 30, 2015 from Cengage. We had $0.3 million and an immaterial amount in payables as of June 30, 2016 and December 31, 2015, respectively, to Cengage. We had no outstanding accounts receivables as of June 30, 2016 and December 31, 2015 from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the three and six months ended June 30, 2016, we had purchases of $0.1 million and $0.3 million, respectively, and an immaterial amount during the three and six months ended June 30, 2015 of services from Groupon. We had no revenues in the three and six months ended June 30, 2016 and June 30, 2015 from Groupon. We had an immaterial amount in payables as of June 30, 2016 and December 31, 2015, respectively, to Groupon. We had no outstanding accounts receivables as of June 30, 2016 and December 31, 2015 from Groupon.

Transactions with the above related parties have been conducted on an arms-length basis, and the terms of our contracts are consistent with our contracts with other independent parties.

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

We match domestic and international students with colleges, universities, and other academic institutions (collectively referred to as colleges) in the United States. Students get help finding the best fit school for them, and colleges are able to reach the best candidates at a fraction of the cost of traditional marketing. Once in college, we provide a range of products and services to help students save time, save money and get smarter. We offer an extensive print textbook library for rent and sale both on our own and through our strategic partnership with Ingram, which we discuss in more detail below. We also offer eTextbooks for rent and sale. Students can subscribe to our digital services, such as Chegg Study, which provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. We also have live tutors available to students online, anytime, anywhere through our Chegg Tutors service. We provide access to internships to help students gain skills that are critical to securing their first job. We provide students with an online adaptive test preparation service currently covering the ACT and SAT exams. Finally, we provide a portfolio of online writing tools to help students improve their writing skills.

To deliver services to students, we partner with a variety of third parties. We work with colleges to help shape their incoming classes. We source print textbooks, eTextbooks, and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley, and MacMillan. We have a large network of students and professionals who leverage our platform to tutor in their spare time and employers who leverage our platform to post their internships and jobs. In addition, because we have a large student user base, local and national brands partner with us to reach the college and high school demographic.

During the three and six months ended June 30, 2016, we generated net revenues of $53.0 million and $119.7 million, respectively, and in the same periods had net losses of $9.0 million and $24.7 million, respectively. During the three and six months ended June 30, 2015, we generated net revenues of $67.1 million and $151.9 million, respectively, and in the same periods had net losses of $10.1 million and $38.7 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, the development of additional products and services that serve students, and expanding our strategic partnership with Ingram.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our connected learning platform. We plan to continue to invest in the expansion of Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. On May 1, 2016, we acquired Imagine Easy Solutions, LLC, a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition to enhance our ability to acquire new students, increase the value to our existing students, and have a meaningful and positive impact on their outcomes. Further, we believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our enrollment and brand marketing services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part II, Item 1A, “Risk Factors.”

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

Required Materials

Our Required Materials product line includes the rental and sale of print textbooks and eTextbooks as well as the commission we receive from Ingram. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers, which we offer as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental. This product line has been highly capital intensive due to the resources required to maintain a print textbook rental library. As a result of our strategic partnership with Ingram, we have exited our warehouse facilities in Kentucky and have transitioned our textbook library to Ingram’s facilities, which has helped to free up resources historically required by this product line. We will continue to liquidate our print textbook library through the normal course of our operations and expect it to be substantially liquidated at the end of 2016. Until that point, we will continue to rent textbooks and recognize revenues on the textbooks that we own as rental revenues on our consolidated statement of operations through the liquidation period. Once our entire print textbook library has been liquidated, all revenues from print textbook rentals will be commission-based.

We have historically capitalized the investment in our print textbook library and recorded depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the six months ended June 30, 2016, our investment in print textbooks, net of proceeds from textbook liquidation, was an inflow of $14.2 million and an outflow during the six months ended June 30, 2015 of $8.6 million. In the six months ended June 30, 2016, we received an inflow of cash as we continued to liquidate our existing textbook library. This is expected to continue through 2016 as we are no longer purchasing textbooks for rental as a result of our strategic partnership with Ingram.

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

In the aggregate, Required Materials revenues were 44% and 54% of net revenues during the three and six months ended June 30, 2016, respectively, and 66% and 70% of net revenues during the three and six months ended June 30, 2015, respectively.

Chegg Services

Our Chegg Services are experiencing rapid growth and we expect our partnership with Ingram to accelerate the growth of these offerings by freeing up capital while allowing us to maintain our leadership and brand recognition. Our Chegg Services for students include our connected learning platform, or the Student Hub, our online writing tools service, our test preparation service currently covering the ACT and SAT exams, online tutoring, our Chegg Study service, College Admissions, Scholarship Services, and Internship Services. In addition, we offer enrollment marketing services to colleges, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Dell, MasterCard, Microsoft, PayPal, Proctor & Gamble, Red Bull, Shutterfly, and Starbucks, to provide students with discounts, promotions, and other products that, based on student feedback, delight them. For example, for Red Bull, we inserted a free can of Red Bull in select textbook rental shipments to students, and Microsoft sponsored a “Free Study Week,” which included free access to our Chegg Study service as well as additional free study materials. All of our brand advertising services and the discounts, promotions, and other products provided to students are paid for by the brands.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 56% and 46% of net revenues during the three and six months ended June 30, 2016, respectively, and 34% and 30% of net revenues during the three and six months ended June 30, 2015, respectively.

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

Seasonality of Our Business
A substantial majority of our revenues are recognized ratably over the term the student rents our print textbooks and eTextbooks or has access to our Chegg Services. Historically, this has generally resulted in our highest revenues in the fourth quarter as it reflects more days of the academic year and our lowest revenues in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The recognition of revenues from our eTextbooks and Chegg Services will continue to follow this trend. As a result of our strategic partnership with Ingram, revenues from Ingram owned print textbook rental transactions will now be higher in the first and third quarters as we recognize a commission on the transaction rather than recognizing the revenues ratably over the term the student rents our textbooks. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. We expect these variable expenses to decrease during 2016 as we have completely transitioned the shipping and fulfillment activities related to textbooks to Ingram. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. We expect our strategic partnership with Ingram to shift peak revenues in the periods that a student rents a textbook as a result of our revenue sharing agreement such that our revenues will more closely track the academic calendar as our expenses associated with the textbook rental business decrease.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net revenues:
Rental	$12,006	23%	$32,782	49%	$26,570	22%	$70,496	46%
Services	37,668	71	29,276	44	77,030	65	60,643	40
Sales	3,362	6	5,003	7	16,090	13	20,794	14
Total net revenues	53,036	100	67,061	100	119,690	100	151,933	100
Cost of revenues(1):
Rental	5,346	10	21,238	32	18,859	16	59,793	39
Services	12,332	23	9,975	15	25,807	21	21,812	14
Sales	3,729	7	5,043	7	15,664	13	20,144	13
Total cost of revenues	21,407	40	36,256	54	60,330	50	101,749	67
Gross profit	31,629	60	30,805	46	59,360	50	50,184	33
Operating expenses(1):
Technology and development	16,033	30	13,268	20	32,991	28	29,412	19
Sales and marketing	11,747	22	12,382	18	26,193	22	33,774	22
General and administrative	14,569	27	11,943	18	27,235	23	23,720	16
Restructuring (credits) charges	(154)	—	464	1	(198)	—	2,978	2
(Gain) loss on liquidation of textbooks	(2,191)	(4)	2,445	3	(3,196)	(3)	(1,740)	(1)
Total operating expenses	40,004	75	40,502	60	83,025	70	88,144	58
Loss from operations	(8,375)	(15)	(9,697)	(14)	(23,665)	(20)	(37,960)	(25)
Total interest expense and other (expense) income, net	(124)	—	(4)	—	(119)	—	11	—
Loss before provision for income taxes	(8,499)	(15)	(9,701)	(14)	(23,784)	(20)	(37,949)	(25)
Provision for income taxes	509	(1)	430	(1)	909	(1)	724	—
Net loss	$(9,008)	(16)%	$(10,131)	(15)%	$(24,693)	(21)%	$(38,673)	(25)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$41		$81		$69		$215
Technology and development	3,632		1,273		7,758		5,980
Sales and marketing	1,958		1,034		3,851		6,088
General and administrative	5,590		5,443		10,813		10,568
Total share-based compensation expense	$11,221		$7,831		$22,491		$22,851

Three and Six Months Ended June 30, 2016 and 2015

Net Revenues

Net revenues in the three months ended June 30, 2016 decreased $14.0 million, or 21%, compared to the same period in 2015. In the three months ended June 30, 2016 compared to the same period in 2015, rental revenues decreased $20.8 million or 63%, while services revenues increased $8.4 million, or 29%, and sales revenues decreased $1.6 million, or 33%.

Net revenues in the six months ended June 30, 2016 decreased $32.2 million, or 21%, compared to the same period in 2015. In the six months ended June 30, 2016 compared to the same period in 2015, rental revenues decreased $43.9 million or 62%, while services revenues increased $16.4 million, or 27%, and sales revenues decreased $4.7 million, or 23%.

The decrease in rental revenues during the three and six months ended June 30, 2016 as compared to the same period in 2015 was due to our strategic partnership with Ingram, which commenced in July 2014. As a result of our strategic partnership, our rental revenues are increasingly classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues from transactions using our print textbooks. The increase in services revenues during the three and six months ended June 30, 2016 as compared to the same periods in 2015 was driven primarily from growth across our other offerings for students, which included increased revenues from our Chegg Study service as well as an increase in the commissions earned from Ingram. The decrease in sales revenues during the three and six months ended June 30, 2016 as compared to the same periods in 2015 was driven primarily from a decrease in textbooks sold on a just in time basis.

The following table sets forth our net revenues for the periods shown for our Required Materials and Chegg Services product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Required Materials	$23,159	$44,531	$(21,372)	(48)%
Chegg Services	29,877	22,530	7,347	33
Total net revenues	$53,036	$67,061	$(14,025)	(21)%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Required Materials	$64,257	$106,927	$(42,670)	(40)%
Chegg Services	55,433	45,006	10,427	23
Total net revenues	$119,690	$151,933	$(32,243)	(21)%

Required Materials revenues decreased $21.4 million, or 48%, and $42.7 million, or 40%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to our strategic partnership with Ingram. We expect this to continue to decrease throughout 2016 as our Required Materials revenues are increasingly comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues represented 44% and 54% of net revenues during the three and six months ended June 30, 2016, respectively, and 66% and 70% of net revenues during the three and six months ended June 30, 2015, respectively. Chegg Services revenues increased $7.3 million, or 33%, and $10.4 million, or 23%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to growth in new memberships for our Chegg Study service, partially offset by revenues recognized from our print coupon business that we exited during the three months ended March 31, 2015. Chegg Services revenues represented 56% and 46% of net revenues during the three and six months ended June 30, 2016, respectively, and 34% and 30% of net revenues during the three and six months ended June 30, 2015, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Cost of revenues(1)	$21,407	$36,256	$(14,849)	(41)%

(1) Includes share-based compensation expense of:	$41	$81	$(40)	(49)%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Cost of revenues(1)	$60,330	$101,749	$(41,419)	(41)%

(1) Includes share-based compensation expense of:	$69	$215	$(146)	(68)%

Cost of revenues in the three months ended June 30, 2016 decreased by $14.8 million, or 41%, compared to the same period in 2015. The decrease in absolute dollars and as a percentage of revenues for the three months ended June 30, 2016 was primarily due to a decrease in textbook depreciation of $10.1 million, lower order fulfillment costs of $2.6 million, a decrease in write-offs related to our print textbook library of $0.8 million, and lower warehouse personnel costs of $0.7 million. As a result, gross margins increased to 60% in the three months ended June 30, 2016 from 46% in the three months ended June 30, 2015.

Cost of revenues in the six months ended June 30, 2016 decreased by $41.4 million, or 41%, compared to the same period in 2015. The decrease in absolute dollars and as a percentage of revenues for the six months ended June 30, 2016 was primarily due to a decrease in textbook depreciation of $20.3 million, lower order fulfillment costs of $9.9 million, lower cost of revenues as a result of lower sales revenue of $4.9 million, a decrease in write-offs related to our print textbook library of $3.1 million, and lower warehouse personnel costs of $2.8 million. As a result, gross margins increased to 50% in the six months ended June 30, 2016 from 33% in the six months ended June 30, 2015.

The decreases in cost of revenues for the three and six months ended June 30, 2016 compared to the same periods in 2015 resulted from Ingram's fulfillment of more print textbook rental orders and the closure of our warehouse in Kentucky. Further, as Ingram increasingly takes the title and risk of loss for the print textbook inventory needed to fulfill all print textbook rentals and sales, we anticipate our total cost of revenues will continue to decrease and our total gross margins will continue to increase.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Technology and development(1)	$16,033	$13,268	$2,765	21%
Sales and marketing(1)	11,747	12,382	(635)	(5)
General and administrative(1)	14,569	11,943	2,626	22
Restructuring (credits) charges	(154)	464	(618)	n/m
(Gain) loss on liquidation of textbooks	(2,191)	2,445	(4,636)	n/m
	$40,004	$40,502	$(498)	(1)%

(1) Includes share-based compensation expense of:
Technology and development	$3,632	$1,273	$2,359	185%
Sales and marketing	1,958	1,034	924	89
General and administrative	5,590	5,443	147	3
Share-based compensation expense	$11,180	$7,750	$3,430	44%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Technology and development(1)	$32,991	$29,412	$3,579	12%
Sales and marketing(1)	26,193	33,774	(7,581)	(22)
General and administrative(1)	27,235	23,720	3,515	15
Restructuring (credits) charges	(198)	2,978	(3,176)	n/m
(Gain) loss on liquidation of textbooks	(3,196)	(1,740)	(1,456)	84
	$83,025	$88,144	$(5,119)	(6)%

(1) Includes share-based compensation expense of:
Technology and development	$7,758	$5,980	$1,778	30%
Sales and marketing	3,851	6,088	(2,237)	(37)
General and administrative	10,813	10,568	245	2
Share-based compensation expense	$22,422	$22,636	$(214)	(1)%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended June 30, 2016 increased $2.8 million, or 21%, compared to the same period in 2015. During the three months ended June 30, 2016, our outside services expenses increased $0.5 million and our share-based compensation expense increased $2.4 million compared to the three months ended June 30, 2015. Technology and development as a percentage of net revenues were 30% during the three months ended June 30, 2016 compared to 20% during the same period in 2015.

Technology and development expenses during the six months ended June 30, 2016 increased $3.6 million, or 12%, compared to the same period in 2015. During the six months ended June 30, 2016, our employee-related expenses increased $1.4 million, our outside services expenses increased $0.5 million and our share-based compensation expense increased $1.8 million compared to the six months ended June 30, 2015. Technology and development as a percentage of net revenues were 28% during the six months ended June 30, 2016 compared to 19% during the same period in 2015.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2016 decreased by $0.6 million, or 5%, compared to the same period in 2015. The decrease was primarily attributable to decreases in employee-related expenses and advertising and marketing expenses of $0.5 million and $1.1 million, respectively, partially offset by an increase in share-based compensation expenses of $0.9 million, respectively, compared to the three months ended June 30, 2015.  Sales and marketing expenses as a percentage of net revenues were 22% during the three months ended June 30, 2016 compared to 18% during the same period in 2015.

Sales and marketing expenses during the six months ended June 30, 2016 decreased by $7.6 million, or 22%, compared to the same period in 2015. The decrease was primarily attributable to a decrease in employee-related expenses, advertising and marketing expenses, lower intangibles amortization, and share-based compensation expenses of $1.8 million, $2.9 million, $0.7 million, and $2.2 million, respectively, compared to the six months ended June 30, 2015. Sales and marketing expenses as a percentage of net revenues remained flat during the six months ended June 30, 2016 compared to the same period in 2015.

General and Administrative

General and administrative expenses in the three months ended June 30, 2016 increased $2.6 million, or 22%, compared to the same period in 2015. The increase was due to higher employee-related expenses, professional fees primarily related to our acquisition of Imagine Easy and share-based compensation expenses that increased $1.3 million, $0.6 million, and $0.1 million, respectively, compared to the same period in 2015. General and administrative expenses as a percentage of net revenues were 27% during the three months ended June 30, 2016 compared to 18% during the same period in 2015.

General and administrative expenses in the six months ended June 30, 2016 increased $3.5 million, or 15%, compared to the same period in 2015. The increase was due to higher employee-related expenses, professional fees primarily related to our acquisition of Imagine Easy and share-based compensation expenses that increased $1.7 million, $0.6 million, and $0.2 million, respectively, compared to the same period in 2015. General and administrative expenses as a percentage of net revenues were 23% during the six months ended June 30, 2016 compared to 16% during the same period in 2015.

Restructuring (Credits) Charges

Restructuring credits of $0.2 million recorded during the three and six months ended June 30, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

(Gain) loss on Liquidation of Textbooks

During the three months ended June 30, 2016 and 2015, we had a gain on liquidation of print textbooks of $2.2 million and a loss on liquidation of print textbooks of $2.4 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels. The loss during the three months ended June 30, 2015 is the result of liquidating more books that had a higher net book value at a lower average liquidation amount per book.

During the six months ended June 30, 2016 and 2015, we had a gain on liquidation of print textbooks of $3.2 million and $1.7 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other (Expense) Income, Net

The following table sets forth our interest expense and other (expense) income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Interest expense, net	$(61)	$(60)	$(1)	2%
Other (expense) income, net	(63)	56	(119)	n/m
Total interest expense and other (expense) income, net	$(124)	$(4)	$(120)	n/m

	Six Months Ended June 30,		Change
	2016	2015	$	%
Interest expense, net	$(121)	$(121)	$—	—%
Other (expense) income, net	2	132	(130)	(98)
Total interest expense and other income, net	$(119)	$11	$(130)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net remained flat during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Other (expense) income, net, was a net expense during the three months ended June 30, 2016 and a net income during the six months ended June 30, 2016. The decreases during the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, were due to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Provision for income taxes	$509	$430	$79	18%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Provision for income taxes	$909	$724	$185	26%

We recorded an income tax provision of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively, and an income tax provision of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, which was primarily due to state and foreign income tax expense and federal tax expense. The increase during the three and six months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $49.7 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. Our cash equivalents are composed of money market funds. We also have an aggregate principal amount of $30.0 million available under our revolving credit facility with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million. The revolving credit facility expires in August 2016. As of June 30, 2016, we were in compliance with these financial covenants. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Revolving Credit Facility.

As a result of our expanded strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf and invoice Ingram at cost. We provided Ingram with extended payment terms in 2015 and will continue to do so in 2016 for the purchase of print textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance due from Ingram included within other current assets on the condensed consolidated balance sheet related to the purchase of these textbooks of $36.2 million and $28.9 million as of June 30, 2016 and December 31, 2015, respectively. As a result of our strategic partnership with Ingram, we anticipate having significantly more working capital.

During the six months ended June 30, 2016, our proceeds from print textbook liquidations exceeded our investment in print textbooks and resulted in a cash inflow of $14.2 million as a result of our strategic partnership with Ingram whereby we no longer make new investments in the print textbook library. Since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library. During the six months ended June 30, 2015, our investment in print textbooks, net of proceeds from textbook liquidations, was $8.6 million.

As of June 30, 2016, we have incurred cumulative losses of $353.8 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our IPO.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in technology and development activities, our acquisition of new products and services, and our sales and marketing activities. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.

Most of our cash is held in the United States. As of June 30, 2016, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(7,123)	$(13,059)
Net cash used in investing activities	$(3,097)	$(10,165)
Net cash (used in) provided by financing activities	$(7,130)	$2,194

Cash Flows from Operating Activities

Although we incurred net losses during the six months ended June 30, 2016 and 2015, our net losses were partially offset by non-cash expenditures such as print textbook library depreciation expense, other depreciation and amortization expense, and share-based compensation expense.

Net cash used in operating activities during the six months ended June 30, 2016 was $7.1 million. Our net loss of $24.7 million was increased by the change in our prepaid expenses and other current assets of $10.9 million and accrued liabilities of $6.9 million. These account balance changes were partially offset by significant non-cash operating expenses, including print textbook library depreciation expense of $7.2 million, other depreciation and amortization expense of $6.1 million, and share-based compensation expense of $22.5 million. During the six months ended June 30, 2016, we saw a decline in our textbook depreciation expense and an increase in the change of our prepaid expenses and other current assets, which was a result of our strategic partnership with Ingram, where we are no longer making investments in our print textbook inventory yet continue to buy books on Ingram's behalf, while providing them with extended payment terms. The change in accrued liabilities was due to Ingram's share of revenue on a print textbook rental transaction that was paid during the six months ended June 30, 2016. The effects of these three items were the primary reasons we had net cash used in operating activities for the six months ended June 30, 2016.

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

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of print textbooks, marketable securities, and property and equipment, offset by proceeds from the maturity of marketable securities and the proceeds from the liquidation of print textbooks.

Net cash used in investing activities during the six months ended June 30, 2016 was $3.1 million and was primarily used for the acquisition of business of $25.2 million, purchase of marketable securities of $7.6 million, and purchase of property and equipment of $14.2 million offset by proceeds from the sale or maturity of marketable securities of $29.7 million and proceeds from the liquidation of print textbooks of $14.8 million.

Net cash used in investing activities during the six months ended June 30, 2015 was $10.2 million and was primarily used for the purchases of textbooks of $31.3 million, purchases of investments of $17.1 million, and purchases of property and equipment of $4.1 million, partially offset by proceeds from the sale or maturity of investments of $19.7 million and proceeds from the liquidation of textbooks of $22.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 was $7.1 million and was related to the payment of $8.2 million in taxes related to the net share settlement of restricted stock units (RSUs), which became fully vested during the period offset by $1.1 million for common stock issued pursuant to our ESPP plan.

Net cash provided by financing activities during the six months ended June 30, 2015 was $2.2 million and was primarily related to the proceeds from common stock issued under our stock plans totaling $11.9 million, partially offset by the payment of $7.5 million in taxes related to the net share settlement of RSUs which became fully vested during the period, as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Contractual Obligations and Other Commitments

As a result of our strategic partnership with Ingram and the exit of our Kentucky warehouse during 2015, we have subleased our warehouse in Kentucky and we expect this sublease agreement to generate $0.2 million of sublease income per month through the end of the term of our lease in November 2016.

Off-Balance Sheet Arrangements

Through June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1-Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2016, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority, and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013, and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky, and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The Kentucky Department of Revenue has petitioned the Kentucky Supreme Court for a discretionary review, and we have subsequently filed a response in opposition to their motion for discretionary review with the Kentucky Supreme Court. We have no information on when the Kentucky Supreme Court will rule on the petition. Due to the uncertainties related to the appeal, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We began transitioning to a new model for our Required Materials product line in August 2014 through our strategic partnership with Ingram to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We expect to cease owning a physical textbook library and to be a fully digital company by 2017. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram funds all new rental textbook inventory, fulfillment, logistics, and has title and risk of loss related to textbook rentals for the textbooks they own. The transition may be disruptive to our operations and may adversely affect our business and results of operations if we are unable to successfully transition these aspects of the print textbook rental business to Ingram.
Since July 2010, we also have been focused on expanding our other offerings, in many instances through the acquisition of other companies, to include digital textbooks (eTextbooks), supplemental materials, multiplatform eTextbook Reader software, Chegg Study, Chegg Tutors, Chegg Test Prep, Chegg Writing Tools, College Admissions and Scholarship Services, purchases of used textbooks, internships, careers, college counseling, enrollment marketing services and brand advertising. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended June 30, 2016 and 2015 were $9.0 million and $10.1 million, respectively, and for the six months ended June 30, 2016 and 2015 were $24.7 million and $38.7 million, respectively. As of June 30, 2016, we had an accumulated deficit of $353.8 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be negatively impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals and/or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our print textbook rental revenues to commissions based revenues by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and we are transitioning our business model to a fully digital business. If we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenues from print textbooks. Print textbook rental is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive nature of print textbook rentals, we entered into a partnership with Ingram wherein Ingram makes all new investments in the rental library of print textbooks, taking title and risk of loss for the books, and provides logistical and fulfillment services for the print textbooks that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory, fulfillment and logistics operations. As a result of this change, we stopped making additional investments in our textbook library beginning in May 2015 and we expect to rent and liquidate our remaining inventory of print textbooks during 2016. We expect the transition of these aspects of our print textbook offerings to Ingram to be complete by 2017. Our partnership with Ingram is non-exclusive and subject to significant risks, including our ability to cost-effectively liquidate our remaining inventory of textbooks, Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, the provision of extended payment terms to Ingram for the facilitation of textbook purchases beyond Ingram's capital commitment, and that we and/or Ingram may elect to terminate the partnership sooner than anticipated.

We have added and plan to continue to add new offerings to our connected learning platform, including for example writing tools, to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our business is uncertain.

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

The fourth quarter has typically been our highest performing quarter as we were recognizing a full quarter of revenues on print textbooks that we owned from peak volumes in August and September and partial revenues from peak volumes in December, while the second quarter has typically been our lowest performing quarter as students start their summer vacations and the volume of our textbook rentals and sales and purchases of supplemental materials and Chegg Study decreases. With Ingram fulfilling more of the print textbook rental orders through our strategic partnership, we now expect our first and third quarters to be higher as we now recognize a commission immediately on the transaction of an Ingram-owned print textbook rather than recognizing the revenues ratably over the term the student rents one of our print textbooks. This will continue to the point where all print textbook rental transactions are fulfilled by Ingram and our revenues are comprised entirely of a commission earned on the transaction.

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenues and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenues were historically concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential quarterly comparison of our financial results has not been meaningful. We expect our seasonality to shift as a result of our strategic partnership with Ingram and our highest quarters for revenues and operating expense to coincide. Further, a portion of our expenses, such as office space and warehouse facility lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership has resulted in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations to decrease and we expect that our overall operating expenses to be more evenly distributed throughout the year. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our connected learning platform may decline or fluctuate because of several factors, including:

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our textbooks for rental or sale in relation to other alternatives, including the textbook prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	our ability to engage high school students with our College Admissions and Scholarship Services, Chegg Tutors, Chegg Test Prep and Chegg Writing Tools;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

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

•
convert and fully integrate the brands and students that we acquire, including the brands acquired with the acquisition of Imagine Easy Solutions and the students who use the products acquired from Imagine Easy Solutions and the Internships.com brand and the students who use Internships.com, each into the Chegg brand and Chegg.com.

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

Our ability to attract and retain students and increase their engagement with our connected learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2014, we acquired our tutoring and internships services in the acquisitions of InstaEDU and Internships.com, respectively, in 2016, we acquired our Chegg Writing Tools in the acquisition of Imagine Easy Solutions and we developed Chegg Test Prep internally, the paid version of which we launched in July 2016. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we recently expanded into internships with the acquisition of Internships.com in October 2014 and into writing tools with the acquisition of Imagine Easy Solutions in 2016. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform.

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

The print textbook rental distribution model requires our fulfillment partner, Ingram, to make substantial investments in their print textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on their investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of not achieving financial return targets set forth in our agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. We typically plan the textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in the print textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing pressure becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize the purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to Ingram in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books or return damaged books, or if we for any other reason forecast demand inaccurately and cause Ingram to acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased costs in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and cause Ingram to acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and we may be required to make additional payments to Ingram and our gross margins would be affected adversely.

When deciding whether to offer a textbook for rent and the price we charge for that rental, we also must weigh a variety of factors and assumptions and if our judgments or assumptions are incorrect, our gross margins may be adversely affected. Certain textbooks cost more to acquire depending on the source from which they are acquired and the terms on which they are acquired. We must factor in some projection of the number of rentals we will be able to achieve with such textbooks and at what rental price, among other factors, to determine whether we believe it will be profitable to cause Ingram to acquire such textbooks and for us to offer them for rent. If the textbooks Ingram acquires are lost, determined to be unauthorized copies, or damaged prematurely, Ingram may not be able to recover its costs or generate revenues on those textbooks. If we are unable to effectively make decisions about whether to cause Ingram to acquire textbooks and the price we charge to rent those textbooks, including if the assumptions upon which our decisions are made prove to be inaccurate, our gross margins may decline significantly.

We may need additional capital, and we cannot be sure that additional financing will be available or on favorable terms.

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, especially considering our expanded partnership with Ingram, we may require additional financing, particularly if the investment required to fund our operations is greater than we anticipate or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all especially considering that we will no longer own a print textbook library, which we previously used as collateral for our debt financings, following the full transition resulting from the expanded Ingram partnership. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

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

•
Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, Blackboard and Google, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line competes primarily on price. Our eTextbook product competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our other offerings, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other tutorial services, test preparation services, writing tools, job boards, and other online career guidance services.

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

We rely heavily on our proprietary technology to process deliveries and returns of the textbooks and to manage other aspects of our operations. The failure of this technology to operate effectively, particularly during peak periods, could adversely affect our ability to retain and attract student users.

We use complex proprietary software to process deliveries and returns of the textbooks and to manage other aspects of our operations, including systems to consider the market price for textbooks, general availability of textbook titles and other factors to determine how to buy textbooks and set prices for textbooks and other content in real time. We rely on the expertise of our engineering and software development teams to maintain and enhance the software used for our distribution operations. We cannot be sure that the maintenance and enhancements we make to our distribution operations will achieve the intended results or otherwise be of value to students. If we are unable to maintain and enhance our technology to manage the shipping and return of textbooks in a timely and efficient manner, particularly during peak periods, our ability to retain existing students and to add new students may be impaired.

Any significant disruption to our computer systems, especially during peak periods, could result in a loss of students, colleges and/or brands which could harm our business, results of operations and financial condition.

We rely on computer systems housed in six facilities, three located on the East Coast and three located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a live fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. For example, our operations in Visakhapatnam, India were disrupted for several days following the landfall of cyclone Hudhud in October 2014. Our facilities also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, theft or alteration of, the content and data contained on our systems. We also rely on systems and infrastructure of the Internet to operate our business and provide our services. Interruptions in our own systems or in the infrastructure of the Internet could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

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

We historically experience a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable, slowed or prevent Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. If our connected learning platform is unavailable when students attempt to access it or it does not load as quickly as they expect, we may rent or sell fewer textbooks and services. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations or Ingram's warehouses during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship textbooks, which could lead to student dissatisfaction, and increase the amount of time required to process a rental return, which could result in Ingram purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that Ingram primarily relies on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenues.

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

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services to students that require investment by us, such as our Internships service, in order to promote a more comprehensive solution. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges of interest. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date. We formed the Chegg Foundation, a California nonprofit public benefit corporation, to engage in charitable and education-related activities, which we funded with one percent of the net proceeds from our IPO in November 2013. Our philosophy of putting students first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

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

We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing educational institutions affect our business. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by it. Other states may adopt similar statutes. The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our College Admissions, College Counseling and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing Tools, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2016, we had 10 patents and 31 patent applications pending in the United States. We own six U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg for Good,” “CourseRank,” “Cramster,” “InstaEDU,” “Internships.com”, “Zinch”, “ResearchReady”, “EasyBib” and “#1 In Textbook Rentals,” among others, as well as a variety of service marks. As of June 30, 2016, we own over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

We currently own over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

We have employees in Germany, Israel, India and the People’s Republic of China (China), we indirectly contract with individuals in the Ukraine and we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent approximately 5% of our total consolidated operating expenses and we currently do not expect that to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014 before the Kentucky Court of Appeals ruled unanimously in our favor in March 2016. The Kentucky Department of Revenue has petitioned the Kentucky Supreme Court for discretionary review (see discussion above under Part II Item 1 “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we are currently under tax audit in India for the 2011-12 fiscal years. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or service transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

We have an outstanding revolving credit facility with an aggregate principal amount of $30.0 million with an accordion feature that, subject to certain financial criteria, allows us to borrow up to a total of $65.0 million beginning with the quarter ended December 31, 2015, with Bank of America as lender and letter of credit issuer that expires in August 2016. We may not be able to extend or replace our existing credit facility which may impact our ability to fund our operations or take advantage of strategic opportunities. We currently have no amount drawn down under our credit facility. If we default on our credit obligations, our lenders may, among other things, require immediate repayment of amounts drawn on our credit facilities, terminate our credit facilities or require us to pay significant fees, penalties or damages.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $11.25 through June 30, 2016. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	issuances of additional shares of our common stock in connection with acquisitions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations;

•	international stock market conditions; and

•	general economic, political and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

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

CHEGG, INC.
August 3, 2016	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	Interest Purchase Agreement by and among Chegg Inc., and Imagine Easy Solutions, LLC and the Sellers, dated as of April 28, 2016.	8-K	001-36180	5/2/2016	99.03
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.