Form 10-Q
period 2016-09-30
CHEGG, INC
filed 2016-11-07
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of October 31, 2016, the Registrant had 91,347,606 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “ResearchReady,” “InstaEDU,” “EasyBib” and “#1 In Textbook Rentals,” are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	September 30, 2016	December 31, 2015
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$90,213	$67,029
Short-term investments	—	17,800
Accounts receivable, net of allowance for doubtful accounts of $390 and $378 at September 30, 2016 and December 31, 2015, respectively	9,481	13,157
Prepaid expenses	4,018	3,117
Other current assets	35,570	31,732
Total current assets	139,282	132,835
Long-term investments	—	4,229
Textbook library, net	3,956	29,728
Property and equipment, net	30,766	19,971
Goodwill	114,980	91,301
Intangible assets, net	21,659	8,865
Other assets	5,565	4,427
Total assets	$316,208	$291,356
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,992	$5,860
Deferred revenue	30,004	14,971
Accrued liabilities	59,034	35,280
Total current liabilities	97,030	56,111
Long-term liabilities
Total other long-term liabilities	4,075	4,170
Total liabilities	101,105	60,281
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 91,113,230 and 88,099,983 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	91	88
Additional paid-in capital	584,999	560,242
Accumulated other comprehensive loss	(148)	(172)
Accumulated deficit	(369,839)	(329,083)
Total stockholders' equity	215,103	231,075
Total liabilities and stockholders' equity	$316,208	$291,356
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2015.
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Rental	$5,511	$22,703	$32,081	$93,199
Services	49,765	33,358	126,795	94,001
Sales	16,067	25,225	32,157	46,019
Total net revenues	71,343	81,286	191,033	233,219
Cost of revenues:
Rental	7,646	27,080	26,505	86,873
Services	12,884	10,377	38,691	32,189
Sales	18,169	24,263	33,833	44,407
Total cost of revenues	38,699	61,720	99,029	163,469
Gross profit	32,644	19,566	92,004	69,750
Operating expenses:
Technology and development	16,241	15,664	49,232	45,076
Sales and marketing	15,256	16,211	41,449	49,985
General and administrative	13,905	12,060	41,140	35,780
Restructuring (credits) charges	(100)	342	(298)	3,320
Loss (gain) on liquidation of textbooks	2,673	(909)	(523)	(2,649)
Total operating expenses	47,975	43,368	131,000	131,512
Loss from operations	(15,331)	(23,802)	(38,996)	(61,762)
Interest expense and other (expense) income, net:
Interest expense, net	(30)	(61)	(151)	(182)
Other (expense) income, net	(148)	85	(146)	217
Total interest expense and other (expense) income, net	(178)	24	(297)	35
Loss before provision for income taxes	(15,509)	(23,778)	(39,293)	(61,727)
Provision for income taxes	554	389	1,463	1,113
Net loss	$(16,063)	$(24,167)	$(40,756)	$(62,840)
Net loss per share, basic and diluted	$(0.17)	$(0.28)	$(0.45)	$(0.73)
Weighted average shares used to compute net loss per share, basic and diluted	91,059	87,706	90,201	86,419
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(16,063)	$(24,167)	$(40,756)	$(62,840)
Other comprehensive (loss) income:
Change in unrealized gain on available for sale investments	—	16	25	21
Change in foreign currency translation adjustments, net of tax	35	(119)	(1)	(97)
Other comprehensive (loss) income	35	(103)	24	(76)
Total comprehensive loss	$(16,028)	$(24,270)	$(40,732)	$(62,916)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(40,756)	$(62,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Textbook library depreciation expense	8,903	36,838
Other depreciation and amortization expense	10,001	9,180
Share-based compensation expense	32,701	31,784
Gain on liquidation of textbooks	(523)	(2,649)
Loss from write-offs of textbooks	896	4,534
Other non-cash items	106	790
Change in assets and liabilities, net of acquisition of business:
Accounts receivable	312	(399)
Prepaid expenses and other current assets	(4,712)	(32,503)
Other assets	284	(204)
Accounts payable	2,713	1,977
Deferred revenue	14,896	21,490
Accrued liabilities	5,997	10,310
Other liabilities	(92)	(194)
Net cash provided by operating activities	30,726	18,114
Cash flows from investing activities
Purchases of textbooks	(795)	(32,226)
Proceeds from liquidations of textbooks	23,873	34,230
Purchases of marketable securities	(7,633)	(19,975)
Proceeds from sale of marketable securities	22,830	350
Maturities of marketable securities	6,844	29,989
Purchases of property and equipment	(17,834)	(5,884)
Acquisition of business, net of cash acquired	(25,864)	—
Purchase of strategic equity investment	(1,020)	(2,019)
Net cash provided by investing activities	401	4,465
Cash flows from financing activities
Common stock issued under stock plans, net	1,114	12,588
Payment of taxes related to the net share settlement of RSUs	(9,057)	(8,080)
Repurchase of common stock	—	(2,263)
Net cash (used in) provided by financing activities	(7,943)	2,245
Net increase in cash and cash equivalents	23,184	24,824
Cash and cash equivalents, beginning of period	67,029	56,117
Cash and cash equivalents, end of period	$90,213	$80,941

Supplemental cash flow data:
Cash paid during the period for:
Interest	$47	$76
Income taxes	$831	$686
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,517	$999
Issuance of common stock related to prior acquisition	$—	$825
Accrued deferred cash consideration related to acquisition	$16,650	$—
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation on July 29, 2005. Chegg is the leading student-first connected learning platform, empowering students to take control of their education to save time, save money, and get smarter. We help students study more effectively for college admissions exams, find the right college to accomplish their goals, get better grades and test scores while in school, and find internships that allow them to gain valuable skills to help them enter the workforce after college. Our connected learning platform offers products and services that help students transition from high school to college to career, with a view toward improving student outcomes and the overall return on investment in education.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. Our results of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 provides for specific guidance on eight cash flow issues where the previously U.S. GAAP was either unclear or did not include specific guidance. The guidance requires a retrospective application and is effective for annual periods after December 15, 2017, with earlier application permitted as of the beginning of an interim or annual reporting period. We have elected to early adopt this standard which did not result in any changes to the presentation of our condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for improvements and practical expedients for specific areas of Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for clarification of two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

ASUs 2016-12, 2016-10 and 2016-08 allow for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Each guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt the guidance starting in the first quarter of 2018. We are currently in the process of evaluating these guidance updates and have not yet determined the impact on our condensed consolidated financial statements.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(16,063)	$(24,167)	$(40,756)	$(62,840)
Denominator:
Weighted average common shares used to compute net loss per share, basic and diluted	91,059	87,706	90,201	86,419

Net loss per share, basic and diluted	$(0.17)	$(0.28)	$(0.45)	$(0.73)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	10,420	8,156	10,917	11,744
RSUs and PSUs	624	317	1,797	159
Employee stock purchase plan	—	6	—	14
Warrants to purchase common stock	200	200	200	335
Total common stock equivalents	11,244	8,679	12,914	12,252

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$88,935	$—	$88,935	$52,905	$—	$52,905
Money market funds	1,278	—	1,278	6,672	—	6,672
Commercial paper	—	—	—	5,453	—	5,453
Corporate securities	—	—	—	600	(1)	599
Agency bond	—	—	—	1,400	—	1,400
Total cash and cash equivalents	$90,213	$—	$90,213	$67,030	$(1)	$67,029
Short-term investments:
Commercial paper	$—	$—	$—	$3,746	$—	$3,746
Corporate securities	—	—	—	10,572	(12)	10,560
Agency bonds	—	—	—	3,494	—	3,494
Total short-term investments	$—	$—	$—	$17,812	$(12)	$17,800
Long-term investments:
Corporate securities	$—	$—	$—	$3,241	$(10)	$3,231
Agency bond	—	—	—	1,001	(3)	998
Long-term corporate securities	$—	$—	$—	$4,242	$(13)	$4,229

Short-term restricted cash	$—	$—	$—	$300	$—	$300
Long-term restricted cash	84	—	84	478	—	478
Total restricted cash	$84	$—	$84	$778	$—	$778

The amortized cost and fair value of available-for-sale investments as of September 30, 2016 was $1.3 million, respectively, and consist of money market fund deposits which are not due at a single maturity date.

As of September 30, 2016, we did not carry a balance of short-term or long-term investments. Our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell or whether it is more likely than not it will be required to sell, and the investment before recovery of the investment’s cost basis. During the nine months ended September 30, 2016, we did not recognize any impairment charges.

Strategic Investment

During the three months ended September 30, 2016 and 2015, we invested $1.0 million and $2.0 million, respectively, in a third party to expand our customer reach. Our total investment of $3.0 million is included in other assets on our condensed consolidated balance sheet. We did not record other-than-temporary impairment charges on this investment during the three and nine months ended September 30, 2016 and 2015, respectively, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$1,278	$1,278	$—
Total assets measured and recorded at fair value	$1,278	$1,278	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$6,672	$6,672	$—
Commercial paper	5,453	—	5,453
Corporate securities	599	—	599
Agency bond	1,400	—	1,400
Short-term investments:
Commercial paper	3,746	—	3,746
Corporate securities	10,560	—	10,560
Agency bonds	3,494	—	3,494
Long-term investments:
Corporate securities	3,231	—	3,231
Agency bond	998	—	998
Total assets measured and recorded at fair value	$36,153	$6,672	$29,481

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

Note 5. Acquisition

In May 2016, we acquired all of the outstanding interests of Imagine Easy Solutions, LLC (Imagine Easy), a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition to enhance our ability to acquire new students, increase the value of our platform to our existing students, and have a meaningful and positive impact on their outcomes. The total fair value of the purchase consideration was $42.3 million. The purchase consideration included deferred cash consideration of $17.0 million, of which the present value of $16.7 million was recorded as accrued liabilities on our condensed consolidated balance sheet as of September 30, 2016. We will accrete into the deferred cash consideration of $17.0 million until it is paid to the sellers in April 2017. During the three and nine months ended September 30, 2016, we recorded accretion expense of $0.2 million and $0.3 million, respectively, through other expense on the condensed consolidated statement of operations. Further, the consideration included an escrow and a hold-back amount of $4.2 million and $0.5 million, respectively, for general representations and warranties and potential post-closing adjustments. The escrow amount will be released in July 2017, and the hold-back amount was released during the third quarter of 2016.

The acquisition date fair value of the purchase consideration for the above transaction consisted of the following (in thousands):

Initial cash consideration	$21,023
Net working capital adjustment	200
Fair value of deferred cash consideration	16,374
Escrow	4,200
Hold-back	500
Fair value of purchase consideration	$42,297

Included in the purchase agreement are additional contingent payments of up to $18.0 million, of which $3.0 million relates to the achievement of performance conditions for the fiscal year ended 2016. These payments will be made over the next three years, subject to continued employment of the sellers, and will be expensed ratably as technology and development and general and administrative expense on our condensed consolidated statements of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have accrued $2.5 million as of September 30, 2016 for these contingent payments which is included within accrued liabilities on our condensed consolidated balance sheet.

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

During the nine months ended September 30, 2016, we incurred $1.0 million of acquisition-related expenses associated with the acquisition of Imagine Easy which have been included in general and administrative expenses in our condensed consolidated statements of operations.

The pro forma results of operations of the above acquisition have not been presented as the financial impact to our condensed consolidated statements of operations is not material.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Beginning balance	$91,301	$91,301
Addition due to acquisition	23,679	—
Ending balance	$114,980	$91,301

Intangible assets as of September 30, 2016 and December 31, 2015 consist of the following (in thousands, except weighted-average amortization period):

	September 30, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,017	$(7,779)	$7,238
Customer lists	47	9,830	(3,192)	6,638
Trade names	48	5,243	(1,661)	3,582
Non-compete agreements	30	1,720	(1,177)	543
Master service agreements	21	1,030	(972)	58
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,440	$(14,781)	$21,659

	December 31, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,702)	$2,715
Customer lists	20	2,820	(2,239)	581
Trade names	48	2,343	(920)	1,423
Non-compete agreements	28	1,220	(832)	388
Master service agreements	21	1,030	(872)	158
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(11,565)	$8,865

During the three and nine months ended September 30, 2016, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $3.2 million, respectively. During the three and nine months ended September 30, 2015, amortization expense related to our acquired intangible assets totaled approximately $1.1 million and $4.1 million, respectively.

As of September 30, 2016, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2016	$1,376
2017	5,153
2018	4,255
2019	3,433
2020	2,153
Thereafter	1,689
Total	$18,059

Note 7. Debt Obligations

In September 2016, we entered into a revolving line of credit with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. This new line of credit replaces the previous line of credit that expired in August 2016. The Line of Credit matures September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense, plus non-cash stock compensation (net of capitalized interest expense), depreciation expense, amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the Bank of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit.

As of December 31, 2015, we had a revolving credit facility with an aggregate principal amount of $30.0 million (the Revolving Credit Facility) with an accordion feature that, subject to certain financial criteria, allowed us to borrow up to a total of $65.0 million beginning the quarter ended December 31, 2015. The Revolving Credit Facility carried, at our election, a base interest rate of the greater of the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or a LIBOR based interest rate plus additional interest of up to 4.5% depending on our leverage ratio. The Revolving Credit Facility expired in August 2016.

As of September 30, 2016, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 8. Commitments and Contingencies

We lease our office and warehouse facilities under operating leases, which expire at various dates through 2021. Our primary operating lease commitments at September 30, 2016 related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our warehouse facility in Shepherdsville, Kentucky. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. As a result of our strategic partnership with Ingram and the exit of our Kentucky warehouse during 2015, we have subleased substantially all of our warehouse in Kentucky and we expect this sublease agreement to generate $0.2 million of sublease income per month through the end of the lease term in November 2016. Rental expense, net of sublease income, was approximately $0.5 million and $1.4 million in the three and nine months ended September 30, 2016, respectively, and $0.6 million and $2.0 million in the three and nine months ended September 30, 2015, respectively.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority, and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013, and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky, and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The Kentucky Department of Revenue petitioned the Kentucky Supreme Court for a discretionary review, which was denied in September 2016. The case was determined in our favor with no property tax due related to our textbook library.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2016.

Note 10. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$46	$103	$115	$318
Technology and development	3,449	3,464	11,207	9,444
Sales and marketing	1,605	126	5,456	6,214
General and administrative	5,110	5,240	15,923	15,808
Total share-based compensation expense	$10,210	$8,933	$32,701	$31,784

There was no capitalized share-based compensation expense as of September 30, 2016 or 2015.

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

Fair Value of 2013 Employee Stock Purchase Plan (2013 ESPP)

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of rights granted under the 2013 ESPP at the date of grant using the Black-Scholes-Merton option-pricing model.

Stock Option Activity

During the nine months ended September 30, 2016 and 2015, we granted 232,700 and 165,456 stock option awards, respectively, at a weighted average grant date fair value of $2.58 and $3.63, respectively, solely to members of our board of directors. We did not grant stock option awards during the three months ended September 30, 2016 and 2015.

As of September 30, 2016, our total unrecognized compensation expense for stock option awards granted to employees, officers, directors, and consultants was approximately $2.9 million, which will be recognized over a weighted-average vesting period of approximately 0.8 years.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	13,270,650	$6.38
Granted	9,620,354	4.44
Released	(4,558,359)	6.48
Canceled	(3,931,959)	6.09
Balance at September 30, 2016	14,400,686	$5.13

2015 PSU Grant

In February 2015, we granted PSUs under the 2013 Equity Incentive Plan (2013 Plan) to certain of our key employees (the February 2015 grants). The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the 2015 Performance Period) and 2016 (the 2016 Performance Period). Based on the achievement of the performance conditions during the 2015 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2015 Performance Period based on a specified objective formula approved by the Compensation Committee of the Board of Directors (the Compensation Committee). The PSUs related to the 2015 Performance Period vest annually over a one or three year period depending on the employee, with the initial vesting occurring in February 2016. In March 2016, the financial and strategic performance targets were set by the Compensation Committee for the 2016 Performance Period for the February 2015 grants. The PSUs related to the 2016 Performance Period vest over a one year period with vesting occurring in March 2017.

During the nine months ended September 30, 2016, the Compensation Committee approved a modification of the performance targets related to the 2015 Performance Period of the February 2015 grants for 26 employees. As a result of the modification, we recorded an expense of $1.5 million during the nine months ended September 30, 2016.

The number of shares underlying the PSUs granted during the nine months ended September 30, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. During the nine months ended September 30, 2016, 688,464 shares were released relating to the 2015 Performance Period. As of September 30, 2016, we expect a significant portion of the remaining PSUs related to the 2016 Performance Period to vest.

2016 PSU Grants

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

The number of shares underlying the PSUs granted during the nine months ended September 30, 2016 totaled 2,377,842 shares and had a weighted average grant date fair value of $4.32 per share. As of September 30, 2016, we expect a significant portion of these PSUs to vest.

As of September 30, 2016, we had a total of approximately $40.0 million of unrecognized compensation costs related to RSUs and PSUs that are expected to be recognized over the remaining weighted average period of 2.0 years.

Note 11. Income Taxes

We recorded an income tax provision of approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, and an income tax provision of approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. The income tax provision for the three and nine months ended September 30, 2016 was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The income tax provision for the three and nine months ended September 30, 2015 was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired goodwill.

Note 12. Restructuring (Credits) Charges

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2015	$—	$—	$—
Restructuring charges	1,885	2,983	4,868
Cash payments	(1,830)	(675)	(2,505)
Write-offs	—	(317)	(317)
Other	—	472	472
Balance at December 31, 2015	55	2,463	2,518
Restructuring credits	—	(298)	(298)
Cash payments	(55)	(1,564)	(1,619)
Balance at September 30, 2016	$—	$601	$601

2015 Restructuring Plan

Restructuring charges recorded in 2015 were related to our exits from our print coupon business and our Kentucky warehouse. As a result of our strategic partnership with Ingram, we successfully exited our warehouse facilities during 2015. Restructuring credits of $0.3 million recorded during the three and nine months ended September 30, 2016 were primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

As of September 30, 2016, the $0.6 million liability was comprised of a short-term accrual of $0.5 million included within accrued liabilities and a long-term accrual of $0.1 million included within other liabilities on the condensed consolidated balance sheets.

Note 13. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2016, we had purchases of $0.7 million and $2.5 million, respectively, and during the three and nine months ended September 30, 2015, we had purchases of $1.1 million and $2.0 million, respectively, of products from Adobe. We had no revenues in the three and nine months ended September 30, 2016 and $0.1 million in the nine months ended September 30, 2015 from Adobe. We had $0.7 million and $0.4 million in payables as of September 30, 2016 and December 31, 2015, respectively, to Adobe. We had no outstanding accounts receivables as of September 30, 2016 and December 31, 2015 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the three and nine months ended September 30, 2016, we had purchases of $2.8 million and $7.2 million, respectively, and during the three and nine months ended September 30, 2015, we had purchases of $2.9 million and $9.1 million, respectively, of products from Cengage. We had $0.6 million in revenues in both the three and nine months ended September 30, 2016 and $0.1 million in revenues in both the three and nine months ended September 30, 2015 from Cengage. We had an immaterial amount in payables as of September 30, 2016 and December 31, 2015 to Cengage. We had $0.1 million in outstanding accounts receivables as of September 30, 2016 and no outstanding accounts receivables as of December 31, 2015 from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the three and nine months ended September 30, 2016, we had purchases of $0.2 million and $0.5 million, respectively, and an immaterial amount during the three and nine months ended September 30, 2015 of services from Groupon. We had no revenues in the three and nine months ended September 30, 2016 and September 30, 2015 from Groupon. We had an immaterial amount in payables as of September 30, 2016 and December 31, 2015, respectively, to Groupon. We had no outstanding accounts receivables as of September 30, 2016 and December 31, 2015 from Groupon.

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

To deliver services to students, we partner with a variety of third parties. We work with colleges to help shape their incoming classes. We source print textbooks, eTextbooks, and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley, and MacMillan. We have a large network of students and professionals who leverage our platform to tutor in their spare time and employers who leverage our platform to post their internships and jobs. In addition, because we have a large student user base, local and national brands partner with us to reach the college and high school demographics.

During the three and nine months ended September 30, 2016, we generated net revenues of $71.3 million and $191.0 million, respectively, and in the same periods had net losses of $16.1 million and $40.8 million, respectively. During the three and nine months ended September 30, 2015, we generated net revenues of $81.3 million and $233.2 million, respectively, and in the same periods had net losses of $24.2 million and $62.8 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, the development of additional products and services that serve students, and expanding our strategic partnership with Ingram.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our connected learning platform. We plan to continue to invest in the expansion of Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In May 2016, we acquired Imagine Easy Solutions, LLC, a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition to enhance our ability to acquire new students, increase the value to our existing students, and have a meaningful and positive impact on their outcomes. Further, we believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our enrollment and brand marketing services. In addition, we believe that these investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to accomplish these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part II, Item 1A, “Risk Factors.”

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

We have historically capitalized the investment in our print textbook library and recorded depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the nine months ended September 30, 2016 and 2015, our purchases of print textbooks, net of proceeds from textbook liquidation, was an inflow of $23.1 million and $2.0 million, respectively. We received a net inflow of cash as we continued to liquidate our existing textbook library. This is expected to continue through 2016 as we are no longer purchasing textbooks for rental as a result of our strategic partnership with Ingram.

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

In the aggregate, Required Materials revenues were 58% and 55% of net revenues during the three and nine months ended September 30, 2016, respectively, and 75% and 72% of net revenues during the three and nine months ended September 30, 2015, respectively.

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

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 42% and 45% of net revenues during the three and nine months ended September 30, 2016, respectively, and 25% and 28% of net revenues during the three and nine months ended September 30, 2015, respectively.

Strategic Partnership with Ingram

We expect our partnership with Ingram to accelerate the growth of Chegg Services products by allowing us to utilize capital otherwise spent on the purchase of print textbooks, and at the same time allowing us to maintain our leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that will allow us to focus exclusively on eTextbooks and Chegg Services. Under the agreement, since May 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. As a result of our strategic partnership with Ingram, our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using print textbooks for which Ingram has title and risk of loss. Additionally, we have ceased making additional investments in our print textbook library during 2015 and expect to rent and liquidate our existing inventory of print textbooks throughout 2016. This new model will allow us to reduce and eventually eliminate the operating expenses we incur to acquire and maintain a print textbook library. As we transition to a fully digital company, we will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. We will also continue to provide Ingram with extended payment terms throughout 2016 as we procure print textbooks on behalf of Ingram, before moving to normal payment terms in 2017.

Seasonality of Our Business
A substantial majority of our revenues are recognized ratably over the term the student rents our print textbooks and eTextbooks or has access to our Chegg Services. Historically, this has generally resulted in our highest revenues in the fourth quarter as it reflects more days of the academic year and our lowest revenues in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The recognition of revenues from our eTextbooks and Chegg Services will continue to follow this trend. As a result of our strategic partnership with Ingram, revenues from Ingram owned print textbook rental transactions will now be higher in the first and third quarters as we recognize a commission on the transaction rather than recognizing the revenues ratably over the term the student rents the textbooks. The variable expenses associated with our shipments of textbooks and marketing activities are highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. We expect these variable expenses to decrease during 2016 as we have completely transitioned the shipping and fulfillment activities related to textbooks to Ingram. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. We expect our strategic partnership with Ingram to shift peak revenues in the periods that a student rents a textbook as a result of our revenue sharing agreement such that our revenues will more closely track the academic calendar as our expenses associated with the textbook rental business decrease.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net revenues:
Rental	$5,511	7%	$22,703	28%	$32,081	17%	$93,199	40%
Services	49,765	70	33,358	41	126,795	66	94,001	40
Sales	16,067	23	25,225	31	32,157	17	46,019	20
Total net revenues	71,343	100	81,286	100	191,033	100	233,219	100
Cost of revenues(1):
Rental	7,646	11	27,080	33	26,505	14	86,873	37
Services	12,884	18	10,377	13	38,691	20	32,189	14
Sales	18,169	25	24,263	30	33,833	18	44,407	19
Total cost of revenues	38,699	54	61,720	76	99,029	52	163,469	70
Gross profit	32,644	46	19,566	24	92,004	48	69,750	30
Operating expenses(1):
Technology and development	16,241	23	15,664	19	49,232	26	45,076	19
Sales and marketing	15,256	21	16,211	20	41,449	22	49,985	21
General and administrative	13,905	19	12,060	15	41,140	22	35,780	15
Restructuring (credits) charges	(100)	—	342	—	(298)	—	3,320	1
Loss (gain) on liquidation of textbooks	2,673	4	(909)	(1)	(523)	—	(2,649)	(1)
Total operating expenses	47,975	67	43,368	53	131,000	70	131,512	55
Loss from operations	(15,331)	(21)	(23,802)	(29)	(38,996)	(22)	(61,762)	(25)
Total interest expense and other (expense) income, net	(178)	—	24	—	(297)	—	35	—
Loss before provision for income taxes	(15,509)	(21)	(23,778)	(29)	(39,293)	(22)	(61,727)	(25)
Provision for income taxes	554	(1)	389	—	1,463	(1)	1,113	(1)
Net loss	$(16,063)	(22)%	$(24,167)	(29)%	$(40,756)	(23)%	$(62,840)	(26)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$46		$103		$115		$318
Technology and development	3,449		3,464		11,207		9,444
Sales and marketing	1,605		126		5,456		6,214
General and administrative	5,110		5,240		15,923		15,808
Total share-based compensation expense	$10,210		$8,933		$32,701		$31,784

Three and Nine Months Ended September 30, 2016 and 2015

Net Revenues

Net revenues in the three months ended September 30, 2016 decreased $9.9 million, or 12%, compared to the same period in 2015. In the three months ended September 30, 2016 compared to the same period in 2015, rental revenues decreased $17.2 million or 76%, while services revenues increased $16.4 million, or 49%, and sales revenues decreased $9.2 million, or 36%.

Net revenues in the nine months ended September 30, 2016 decreased $42.2 million, or 18%, compared to the same period in 2015. In the nine months ended September 30, 2016 compared to the same period in 2015, rental revenues decreased $61.1 million or 66%, while services revenues increased $32.8 million, or 35%, and sales revenues decreased $13.9 million, or 30%.

The decrease in rental revenues during the three and nine months ended September 30, 2016 as compared to the same period in 2015 was due to our strategic partnership with Ingram, which commenced in July 2014. As a result of our strategic partnership, our rental revenues are increasingly classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues from transactions using our print textbooks. The increase in services revenues during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was driven primarily from growth across our other offerings for students, which included increased revenues from our Chegg Study service and our recent acquisition of Imagine Easy, as well as an increase in the commissions earned from Ingram. The decrease in sales revenues during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was driven primarily from a decrease in textbooks sold on a just in time basis.

The following table sets forth our net revenues for the periods shown for our Required Materials and Chegg Services product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Required Materials	$41,667	$60,664	$(18,997)	(31)%
Chegg Services	29,676	20,622	9,054	44
Total net revenues	$71,343	$81,286	$(9,943)	(12)%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Required Materials	$105,924	$167,591	$(61,667)	(37)%
Chegg Services	85,109	65,628	19,481	30
Total net revenues	$191,033	$233,219	$(42,186)	(18)%

Required Materials revenues decreased $19.0 million, or 31%, and $61.7 million, or 37%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to our strategic partnership with Ingram. We expect this to continue to decrease throughout 2016 as our Required Materials revenues are increasingly comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues represented 58% and 55% of net revenues during the three and nine months ended September 30, 2016, respectively, and 75% and 72% of net revenues during the three and nine months ended September 30, 2015, respectively. Chegg Services revenues increased $9.1 million, or 44%, and $19.5 million, or 30%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to growth in new memberships for our Chegg Study service, partially offset by revenues recognized from our print coupon business that we exited during the three months ended March 31, 2015. Chegg Services revenues represented 42% and 45% of net revenues during the three and nine months ended September 30, 2016, respectively, and 25% and 28% of net revenues during the three and nine months ended September 30, 2015, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Cost of revenues(1)	$38,699	$61,720	$(23,021)	(37)%

(1) Includes share-based compensation expense of:	$46	$103	$(57)	(55)%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Cost of revenues(1)	$99,029	$163,469	$(64,440)	(39)%

(1) Includes share-based compensation expense of:	$115	$318	$(203)	(64)%

Cost of revenues in the three months ended September 30, 2016 decreased by $23.0 million, or 37%, compared to the same period in 2015. The decrease in absolute dollars and as a percentage of revenues for the three months ended September 30, 2016 was primarily due to a decrease in textbook depreciation of $7.7 million, lower order fulfillment costs of $7.8 million, lower cost of revenues as a result of lower sales revenue of $9.5 million, a decrease in write-offs related to our print textbook library of $0.5 million, and lower warehouse personnel costs of $0.6 million. These decreases were partially offset by higher content depreciation of $2.5 million. As a result, gross margins increased to 46% in the three months ended September 30, 2016, from 24% in the three months ended September 30, 2015.

Cost of revenues in the nine months ended September 30, 2016 decreased by $64.4 million, or 39%, compared to the same period in 2015. The decrease in absolute dollars and as a percentage of revenues for the nine months ended September 30, 2016 was primarily due to a decrease in textbook depreciation of $27.9 million, lower order fulfillment costs of $17.6 million, lower cost of revenues as a result of lower sales revenue of $14.4 million, a decrease in write-offs related to our print textbook library of $3.6 million, and lower warehouse personnel costs of $3.4 million. These decreases were partially offset by higher content depreciation of $3.1 million. As a result, gross margins increased to 48% in the nine months ended September 30, 2016, from 30% in the nine months ended September 30, 2015.

The decreases in cost of revenues for the three and nine months ended September 30, 2016 compared to the same periods in 2015 resulted from Ingram's fulfillment of more print textbook rental orders and the closure of our warehouse in Kentucky. Further, as Ingram increasingly takes the title and risk of loss for the print textbook inventory needed to fulfill all print textbook rentals and sales, we anticipate our total cost of revenues will continue to decrease and our total gross margins will continue to increase.

Operating Expenses
The following table sets forth our operating expenses for the periods shown (in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Technology and development(1)	$16,241	$15,664	$577	4%
Sales and marketing(1)	15,256	16,211	(955)	(6)
General and administrative(1)	13,905	12,060	1,845	15
Restructuring (credits) charges	(100)	342	(442)	n/m
Loss (gain) on liquidation of textbooks	2,673	(909)	3,582	n/m
	$47,975	$43,368	$4,607	11%

(1) Includes share-based compensation expense of:
Technology and development	$3,449	$3,464	$(15)	—%
Sales and marketing	1,605	126	1,479	n/m
General and administrative	5,110	5,240	(130)	(2)
Share-based compensation expense	$10,164	$8,830	$1,334	15%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Technology and development(1)	$49,232	$45,076	$4,156	9%
Sales and marketing(1)	41,449	49,985	(8,536)	(17)
General and administrative(1)	41,140	35,780	5,360	15
Restructuring (credits) charges	(298)	3,320	(3,618)	n/m
Loss (gain) on liquidation of textbooks	(523)	(2,649)	2,126	(80)
	$131,000	$131,512	$(512)	—%

(1) Includes share-based compensation expense of:
Technology and development	$11,207	$9,444	$1,763	19%
Sales and marketing	5,456	6,214	(758)	(12)
General and administrative	15,923	15,808	115	1
Share-based compensation expense	$32,586	$31,466	$1,120	4%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended September 30, 2016 increased $0.6 million, or 4%, compared to the same period in 2015. During the three months ended September 30, 2016, our employee-related expenses increased $0.4 million and our web hosting and software licensing fees increased $0.6 million compared to the three months ended September 30, 2015. Technology and development as a percentage of net revenues were 23% during the three months ended September 30, 2016 compared to 19% during the same period in 2015.

Technology and development expenses during the nine months ended September 30, 2016 increased $4.2 million, or 9%, compared to the same period in 2015. During the nine months ended September 30, 2016, our employee-related expenses increased $1.6 million, our web hosting and software licensing fees increased $1.3 million, our outside services expenses increased $0.5 million and our share-based compensation expense increased $1.8 million compared to the nine months ended

September 30, 2015. Technology and development as a percentage of net revenues were 26% during the nine months ended September 30, 2016 compared to 19% during the same period in 2015.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2016 decreased by $1.0 million, or 6%, compared to the same period in 2015. The decrease was primarily attributable to lower advertising and marketing expenses of $2.9 million, partially offset by an increase in share-based compensation expenses of $1.5 million, compared to the three months ended September 30, 2015.  Sales and marketing expenses as a percentage of net revenues were 21% during the three months ended September 30, 2016 compared to 20% during the same period in 2015.

Sales and marketing expenses during the nine months ended September 30, 2016 decreased by $8.5 million, or 17%, compared to the same period in 2015. The decrease was primarily attributable to decreases in employee-related expenses, advertising and marketing expenses, and share-based compensation expenses of $1.8 million, $5.9 million, and $0.8 million, respectively, compared to the nine months ended September 30, 2015. Sales and marketing expenses as a percentage of net revenues remained flat during the nine months ended September 30, 2016 compared to the same period in 2015.

General and Administrative

General and administrative expenses in the three months ended September 30, 2016 increased $1.8 million, or 15%, compared to the same period in 2015. The increase was due to higher employee-related expenses of $1.6 million compared to the three months ended September 30, 2015. General and administrative expenses as a percentage of net revenues were 19% during the three months ended September 30, 2016 compared to 15% during the same period in 2015.

General and administrative expenses in the nine months ended September 30, 2016 increased $5.4 million, or 15%, compared to the same period in 2015. The increase was due to higher employee-related expenses, outside services, and professional fees primarily related to our acquisition of Imagine Easy of $3.3 million, $0.4 million, and $0.5 million, respectively, compared to the nine months ended September 30, 2015. General and administrative expenses as a percentage of net revenues were 22% during the nine months ended September 30, 2016 compared to 15% during the same period in 2015.

Restructuring (Credits) Charges

Restructuring credits of $0.3 million recorded during the three and nine months ended September 30, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Loss (gain) on Liquidation of Textbooks

During the three months ended September 30, 2016 and 2015, we had a loss on liquidation of print textbooks of $2.7 million and gain on liquidation of print textbooks of $0.9 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

During the nine months ended September 30, 2016 and 2015, we had a gain on liquidation of print textbooks of $0.5 million and $2.6 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other (Expense) Income, Net

The following table sets forth our interest expense and other (expense) income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Interest expense, net	$(30)	$(61)	$31	(51)%
Other (expense) income, net	(148)	85	(233)	n/m
Total interest expense and other (expense) income, net	$(178)	$24	$(202)	n/m

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Interest expense, net	$(151)	$(182)	$31	(17)%
Other (expense) income, net	(146)	217	(363)	n/m
Total interest expense and other income, net	$(297)	$35	$(332)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net decreased slightly during the three and nine months ended September 30, 2016 compared to the same periods in 2015 as a result of entering into our new line of credit in September 2016.

Other (expense) income, net, was a net expense during the three and nine months ended September 30, 2016. The decreases during the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, were primarily attributable to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Provision for income taxes	$554	$389	$165	42%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Provision for income taxes	$1,463	$1,113	$350	31%

We recorded an income tax provision of approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, and an income tax provision of approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, which was primarily due to state and foreign income tax expense and federal tax expense. The increase during the three and nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $90.2 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. Our cash equivalents are composed of money market funds. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of September 30, 2016, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As a result of our expanded strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf and invoice Ingram at cost. We provided Ingram with extended payment terms in 2015 and will continue to do so during 2016 for the purchase of print textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance due from Ingram included within other current assets on the condensed consolidated balance sheet related to the purchase of these textbooks of $28.7 million and $28.9 million as of September 30, 2016 and December 31, 2015, respectively. As a result of our strategic partnership with Ingram, we anticipate having significantly more working capital.

During the nine months ended September 30, 2016 and 2015, our proceeds from print textbook liquidations exceeded our investment in print textbooks and resulted in a cash inflow of $23.1 million and $2.0 million, respectively, as a result of our strategic partnership with Ingram whereby we no longer make new investments in the print textbook library. Since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library.

As of September 30, 2016, we have incurred cumulative losses of $369.8 million from our operations, and we expect to incur additional losses in the future. Our operations have been financed primarily by net proceeds from the sales of shares of our convertible preferred stock, through various debt financing activities and our initial public offering (IPO).

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

Most of our cash is held in the United States. As of September 30, 2016, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$30,726	$18,114
Net cash provided by investing activities	$401	$4,465
Net cash (used in) provided by financing activities	$(7,943)	$2,245

Cash Flows from Operating Activities

Although we incurred net losses during the nine months ended September 30, 2016 and 2015, our net losses were offset by non-cash expenditures such as print textbook library depreciation expense, other depreciation and amortization expense, and share-based compensation expense.

Net cash provided by operating activities during the nine months ended September 30, 2016 was $30.7 million. Our net loss of $40.8 million was reduced by the change in our deferred revenue of $14.9 million and accrued liabilities of $6.0 million. Additionally, we had significant non-cash operating expenses including print textbook library depreciation expense of $8.9 million, other depreciation and amortization expense of $10.0 million, and share-based compensation expense of $32.7 million.

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

Net cash provided by investing activities during the nine months ended September 30, 2016 was $0.4 million and was primarily driven by proceeds from the sale or maturity of marketable securities of $29.7 million and the proceeds from the liquidation of print textbooks of $23.9 million partially offset by the acquisition of business of $25.9 million, purchase of marketable securities of $7.6 million, purchase of strategic equity investment of $1.0 million, and purchase of property and equipment of $17.8 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2016 was $7.9 million and was related to the payment of $9.1 million in taxes related to the net share settlement of restricted stock units (RSUs), which became fully vested during the period offset by $1.1 million for common stock issued pursuant to our ESPP plan.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $2.2 million and was primarily related to the proceeds from common stock issued under our stock plans totaling $12.6 million, partially offset by the payment of $8.1 million in taxes related to the net share settlement of RSUs which became fully vested during the period as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Contractual Obligations and Other Commitments

As a result of our strategic partnership with Ingram and the exit of our Kentucky warehouse during 2015, we have subleased our warehouse in Kentucky and we expect this sublease agreement to generate $0.2 million of sublease income per month through the end of the term of our lease in November 2016.

Off-Balance Sheet Arrangements

Through September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1-Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2016, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2010, the Kentucky Tax Authority issued a property tax assessment of approximately $1.0 million related to our textbook library located in our Kentucky warehouse for the 2009 and 2010 tax years under audit. In March 2011, we filed a protest with the Kentucky Board of Tax Appeals that was rejected in March 2012. In September 2012, we filed a complaint seeking declaratory rights against the Commonwealth of Kentucky in the Bullitt Circuit Court of Kentucky, and that case was subsequently dismissed in favor of administration remedies with the Kentucky Tax Authority. We received a final Notice of Tax due in October 2012 from the Kentucky Tax Authority, and we appealed this notice in November 2012 with the Kentucky Board of Tax Appeals. In May 2013, we presented an Offer in Judgment to the Kentucky Tax Authority of approximately $150,000, excluding tax and penalties, an amount that we have accrued for the two years under audit. We accrued this amount as of December 31, 2012. We appealed to the Kentucky Board of Tax Appeals in July 2013, and the Board issued a ruling in favor of the Kentucky Department of Revenue in January 2014 maintaining the property tax assessment. In February 2014, we filed an appeal to the Franklin Circuit Court in Kentucky, and in June 2014 the Circuit Court held in abeyance our motion to appeal. In October 2014 the Franklin Circuit Court in Kentucky issued its opinion and order reversing the Board of Tax Appeal's decision, setting aside the Kentucky Department of Revenue's tax assessments against us and further vacating all penalties and interest. The Kentucky Department of Revenue has appealed the Circuit Court ruling. On March 4, 2016, the Kentucky Court of Appeals ruled unanimously in our favor, affirming our position that no property tax was owed on the textbooks. The Kentucky Department of Revenue petitioned the Kentucky Supreme Court for a discretionary review, which was denied in September 2016. The case was determined in our favor with no property tax due related to our textbook library.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended September 30, 2016 and 2015 were $16.1 million and $24.2 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $40.8 million and $62.8 million, respectively. As of September 30, 2016, we had an accumulated deficit of $369.8 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. Operating expense may be negatively impacted by the liquidation of our textbook library as we move to a digital revenue model. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals and/or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we expect the expansion of our partnership with Ingram to allow us to transition substantially all of our print textbook rental revenues to commissions-based revenues by 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

Our ability to attract and retain students and increase their engagement with our connected learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2014, we acquired our tutoring and internships services in the acquisitions of InstaEDU and Internships.com, respectively, in 2016, we acquired our Chegg Writing Tools in the acquisition of Imagine Easy Solutions and we developed Chegg Test Prep internally, the paid version of which we launched in July 2016. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers of content necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide that are geared towards the college market. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenues and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our connected learning platform, products or services.

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

•
Products and Services for Students. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, eBay.com and Half.com and providers of eTextbooks such as Apple iTunes, and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line competes primarily on price. Our eTextbook product competes on price, selection and the functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices. With respect to our other offerings, our competitors include companies that offer students study materials and educational content such as publishers, Web Assign and other tutorial services, test preparation services, writing tools, job boards, and other online career guidance services.

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

We rely on licenses from publishers to distribute eTextbooks to our customers and to provide some of our other products and services. We do not have long-term contracts or arrangements with most publishers that guarantee the availability of such digital content. If we are unable to secure and maintain rights to distribute, or otherwise use, the digital content upon terms that are acceptable to us, or if publishers terminate their agreements with us, we would not be able to acquire such digital content from other sources and our ability to attract new students and retain existing students could be adversely impacted. Some of our licenses give the publisher the right to withdraw our rights to distribute or use the digital content without cause and/or give the publisher the right to terminate the entire license agreement without cause. If a publisher exercises such a right, this could adversely affect our business and financial results. Moreover, to the extent we are able to secure and maintain rights to distribute eTextbooks, our competitors may be able to obtain the same rights on more favorable terms.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2016, we had 11 patents and 30 patent applications pending in the United States. We own three U.S. registered copyrights and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own U.S. trademark registrations for the marks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “ResearchReady,” “InstaEDU,” “EasyBib” and “#1 In Textbook Rentals,” among others, as well twenty foreign registrations. As of September 30, 2016, we own over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology. In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. For example, we recently cooperated, and continue to cooperate, with a group of publishers in a series of audits which have identified several thousand potentially fraudulent textbooks which we have removed from our inventory. While our fulfillment partner, Ingram, has a system for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, in any case, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be subsequently sold or rented by us to students, or purchased by us through our buyback program, including on behalf of other buyers participating in our buyback program, and we may be subject to allegations of civil or criminal liability. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

As of September 30, 2016, we own over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

We have employees in Germany, Israel, India and the People’s Republic of China (China), we indirectly contract with individuals in the Ukraine and we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 5% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014 before the Kentucky Court of Appeals ruled unanimously in our favor in March 2016. The Kentucky Department of Revenue petitioned the Kentucky Supreme Court for discretionary review, which was denied in September 2016. The case was determined in our favor with no property tax due related to our textbook library (see discussion above under Part II, Item 1, “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we have been and are currently under tax audit in India for the 2014-15 fiscal years. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or service transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

Our failure to comply with the terms of our revolving line of credit could have a material adverse effect on us.

We have a revolving line of credit pursuant to a credit facility with Wells Fargo Bank, National Association (Bank) that provides an aggregate principal amount of $30.0 million with an accordion feature that, subject to the Bank's discretion, allows us to borrow up to a total of $50.0 million (the Line of Credit). The Line of Credit expires in September 2019. We currently have no amount drawn down under our Line of Credit. Our personal property secures the Line of Credit. If we default on our credit obligations, the Bank may, among other things, require immediate repayment of amounts drawn on the Line of Credit or terminate the Line of Credit or may foreclose on our personal property that secures the Line of Credit.

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	borrow money and guarantee or provide other support for indebtedness of third-parties;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments in entities that we do not control, including joint ventures;

•	consummate a merger, consolidation or sale of all or substantially all of our assets;

•	enter into certain asset sale transactions; and

•	enter into secured financing arrangements;

These covenants may limit our ability to effectively operate our businesses. Any failure to comply with the restrictions of any agreement governing our other indebtedness may result in an event of default under those agreements.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $11.25 through September 30, 2016. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

CHEGG, INC.
November 7, 2016	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	Credit Agreement dated September 21, 2016 by and between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	9/22/16	99.1
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.