Form 10-K
period 2016-12-31
CHEGG, INC
filed 2017-02-23
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

•
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was approximately $402,351,715. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

•	As of January 31, 2017, the Registrant had 91,830,713 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2016.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “ResearchReady,” “InstaEDU,” “EasyBib” and “#1 In Textbook Rentals,” are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

Chegg is the leading student-first connected learning platform. We help students study more effectively for college admissions exams, find the right college to accomplish their goals, get better grades and test scores while in school, and find internships that allow them to gain valuable skills to help them enter the workforce after college. We strive to improve the overall return on investment in education by helping students learn more in less time and at a lower cost. During 2016, nearly 6.5 million students turned to Chegg to help them save money and improve their outcomes.

In 2016, over 1.5 million students subscribed to our Chegg Services, an increase of 47% year over year from 1.0 million in 2015. Chegg Services include Chegg Study, Chegg Tutors, Writing Tools (newly acquired in May 2016), Enrollment Marketing, Brand Partnership, Internships, and Test Prep. Our Chegg Study service provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. When students need help creating citations for their papers, they can use one of our Writing Tools properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe and NormasAPA. In 2016, we matched approximately 5.3 million domestic and international students with colleges, universities and other academic institutions, which we collectively refer to as "colleges," in the United States, to help them find the best fit school for them. As of December 31, 2016, we provided access to approximately 340,000 internships to help students gain skills and experiences that are critical to securing their first job. Our Test Prep service is designed to help students increase their standardized SAT and ACT exam scores to improve their chances of getting accepted to a school of their choice. Through our strategic partnership with Ingram Content Group (Ingram), we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new. In 2016, students rented or bought over 5.7 million textbooks and eTextbooks from Chegg.

To deliver these services, we partner with several third parties. In 2016, we entered into agreements with a wide range of colleges to help shape their incoming classes. We sourced print textbooks, eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. We have a large network of students and professionals who leverage our platform to earn money by tutoring in their spare time. Thousands of employers leverage our platform to post their internships and jobs. In addition, because we have a large student audience, local and national brands partner with us to reach the college and high school demographic.

Our Offering

We offer products and services that help students improve their outcomes throughout their educational journey. Our offerings fall into two categories: Chegg Services, which encompasses all of our digital products and services, and Required Materials, which primarily includes our print textbook and eTextbook business.

Chegg Services

Chegg Study. Our Chegg Study service helps students master challenging concepts on their own. For high demand print and electronic textbooks, primarily in the subjects of sciences, technology, engineering, mathematics, statistics, business and economics, we offer “Textbook Solutions,” which are step-by-step answers to the questions at the end of each chapter in textbooks. For other questions, we offer our Expert Answers service, where a student can ask a question on our website and subject matter experts will provide detailed answers. As of December 31, 2016, Chegg had an archive of over 8 million responses, which students can immediately access. These services are available on our website and on mobile devices through our native application and our mobile website.

Chegg Tutors. Complementing our other study tools, we have live tutors on our connected learning platform. Students can access help online, anytime, anywhere either synchronously or asynchronously. Instead of paying for expensive, offline tutors that require scheduling and travel time, students can come to Chegg to find tutors whenever they need additional help on a subject and pay as little as $0.40 per minute. Our tutors are qualified to help students with a wide range of topics, including history, foreign languages, English literature, science, technology, engineering, mathematics and business, along with test prep and a variety of other highly-requested subjects. Students can subscribe to weekly or monthly packages, or choose to use the service on a pay-as-you-go basis.

Writing Tools. In May of 2016 we acquired Imagine Easy Solutions (Imagine Easy), the provider of the popular EasyBib, Citation Machine, BibMe, CiteThisForMe, NormasAPA and other tools with capabilities such as citation, bibliography and anti-plagiarism. When students need to cite their sources in written work, they can use our Imagine Easy writing tools to automatically generate sources in the required formats. These tools offer a variety of advertising-supported and paid subscription products. In 2016, students logged approximately 265 million individual online sessions, lasting on average more than 8 minutes per session. Since their launch, students worldwide have created more than 1.5 billion citations using Imagine Easy's writing productivity tools.

Enrollment Marketing Services. In January 2017, we announced a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where NRCCUA will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of the digital enrollment marketing services that we provide to colleges and universities. Through this strategic partnership, we provide colleges with admission and transfer support through our enrollment marketing services. We delivered 5.3 million paid inquiries for interested students during 2016. Using the information from the college-bound high school students who fill out a profile using our College Admissions and Scholarship Services and from our affiliate network, and only after the student has agreed to be referred, we provide colleges with potential candidates and help them cost effectively attract and shape their classes. Our College Admissions and Scholarship Services further allow high school students to connect with their “best fit” educational and scholarship opportunities. Students in high school or college can use our “Scholarship Match” tool to create a profile that includes information such as their high school, GPA, intended major, demographic background, college preferences and areas of interest. Based on this information, our services can connect these students with scholarship opportunities.

Brand Partnership. We offer unique and compelling ways for brands with relevant products and services to reach and engage high school and college students at important and memorable transition points in their lives, such as preparing for college, preparing for back-to-school or as they approach graduation and prepare for a career or graduate school. We work closely with brands to integrate their services and products with ours. Our brand advertising services include digital advertising on our platform, product samples, white label integrations, discounts, and other promotions shipped directly to students in our distinctive orange Chegg boxes and experiential offerings that may include, for example, on-campus events, sponsorships and other brand ambassador work. During the year ended December 31, 2016, we had advertising contracts with over 55 consumer brands.

Internships. Internships are a highly effective way for students to gain work experience before graduation. In a recent survey, 65% of companies that responded offered full-time jobs to interns. As of December 31, 2016, we provide students access to approximately 340,000 internships with more than 122,000 employers across the country. Students search and apply for internships directly through our website, internships.com. Students can upload their resume to be matched by us to internship opportunities. Employers can post their internships and manage the process with our applicant tracking system. We currently offer internships as a free service.

Test Prep. In November 2015, we launched a beta version of our interactive Test Prep product, covering the SAT and ACT exams. Our goal is to provide all students access to an affordable, high-quality and comprehensive online test preparation product that helps students improve their test scores. After our initial launch of a free version which allowed us to learn from user behavior, we are currently testing various paid models with students.

Required Materials

Print Textbooks and eTextbooks. For students looking to save on the cost of required materials, we rent and sell print textbooks and eTextbooks. Most of the print textbook transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, which we expanded in May 2015 so that Ingram fulfills all of our print textbook rentals and a portion of our textbook sales. We offer a compelling value proposition to students as the price to rent a book through Chegg is significantly lower than the purchase price of a new or used book. Orders are shipped to students in a distinctive orange Chegg box and typically arrives within three business days. At the end of the academic term, students can return a rented textbook in this same box for free. In participation with certain publishers, we also offer “Instant Access” to eTextbooks that is a one-week free trial of our eTextbook service, and allows the student to access the eTextbook while the print copy is in transit. Our data shows students value this service and find it a great way to learn more about our eTextbook experience. All eTextbooks obtained from Chegg are accessed through our proprietary HTML5-web-based eTextbook Reader. Our eTextbook Reader provides students with access to eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere that students are connected to the Internet and students can save a portion of the book for offline access. Our eTextbook Reader enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with persistence of highlighting and notes across platforms. In 2016, we rented or sold over 5.7 million print textbooks and eTextbooks.

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

Textbook Buyback. We offer students, on behalf of our fulfillment partner Ingram, the ability to sell us their textbooks, even if they were not originally purchased from us, and in turn those textbooks are offered to other students for purchase or rent, or sold to wholesalers. Students provide us with the ISBN of each textbook they want to sell, and we let them know how much we are willing to pay based on our real-time market driven algorithms. Ingram reimburses us the amounts we pay to students for these purchases. If our offer is accepted, we provide a pre-printed label and shipping instructions.

Technology and Platform Integration

Our technology is designed to create a connected learning platform that is built to enable our future growth at scale. We employ technological innovations whenever possible to increase efficiency and scale in our business. Our products rely upon and leverage the information underlying our Student Graph discussed in more detail below. We will continue to invest in building technologies around our data, search and solutions. The key elements of our technology platform are:

Personalization and Merchandising Technology. We create a personalized experience for each student throughout our connected learning platform, building awareness of our multiple services and also connecting them with opportunities through third-party partners and brands. We are able to accomplish this personalization and customization as a result of our Student Graph and our search technology.

Student Graph. Our Student Graph is the accumulation of the collective activity of students in our connected learning platform. Students provide us information each time they engage with our connected learning platform. Our Student Graph also includes information we access from public and private sources to integrate into our connected learning platform such as textbook information, information about colleges and scholarship data. We are able to collect, organize and process this information to algorithmically create a personalized experience for each student on our network.

Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Many students come to us for textbook rentals, and in our search results we not only provide the relevant textbook, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we can also expose that student to Chegg Tutors, Expert Answers, and Textbook Solutions that are relevant to that textbook. We may also display a free Chegg Study offer where we have Textbook Solutions for that textbook. We also provide personalized search results based on information in our Student Graph.

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

Mobile Solutions. We have mobile applications on Apple iOS and Google Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API) and server-side HTML5. We also maintain a mobile version of our website: m.chegg.com. Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons, Chegg Flashcards, and Chegg Textbook Solutions.

Open Platform. We have established a proprietary API layer that enables us to extend our product and service offerings to additional, relevant business partners. We have enhanced our technology to enable Chegg student experiences to be consumed on other websites or portals. Internships.com, which we acquired in 2014, began offering its services through this API layer in December 2013. We have established four other use cases and have applied unique technology to each case, with the aim of providing students with access to relevant products and services beyond those that we have developed or provided on our website, including native mobile applications, hub applications, bridge to third-party tools, an externalizing catalog and Platform-as-a-Service.

Content Conversion Platform. We have developed a proprietary set of technologies that ingests each publisher’s unique source files and creates HTML5-based documents. Our web-based eTextbook Reader, which is embedded with digital rights management, allows us to provide our content across technology platforms, have a deep understanding of how content is consumed and deliver content securely.

Real-time Sourcing and Pricing Technologies. We have internally developed proprietary pricing and sourcing systems which consider market price, content selection and availability, and other factors, in determining price and origin of content and services we offer to students.

Programmatic Advertising. In our acquisition of Imagine Easy, we also acquired their programmatic advertising team and technology team, StudyBreak Media™. StudyBreak Media has expanded their work as part of our learning platform, building custom ad tech solutions that maximize the value of our digital inventory. Through StudyBreak Media, we combine a deep understanding of programmatic technology trends with data science, engineering and machine learning. The result is a mediation platform that blends with our direct sales force to maximize the value of the impressions we serve.

Infrastructure. Our technology resides at a major cloud-hosting provider divided between the U.S. West Coast and U.S. East Coast. We use one region for our test/development/stage/failover environment and the other for our production environment. The architecture is also designed to provide for international expansion if we expand into new international markets.

Network Security. Our platform includes encryption, antivirus, firewall and patch-management technologies to help protect our systems distributed across cloud-hosting providers and our business offices.

Internal Management Systems. We rely on third-party technology solutions and products as well as internally developed and proprietary systems, in which we have made substantial investment, to provide rapid, high-quality customer service, internal communication, software development, deployment, and maintenance.

Customers

In 2016, approximately 3.5 million individuals paid for our products and services directed at college and high school students up from approximately 3.1 million and 3.0 million in 2015 and 2014, respectively. In 2016, we entered into agreements to provide enrollment marketing services to over 400 colleges, including public and private colleges. We have conducted national campaigns with a number of brands attractive to college and high school students. During 2016, we had advertising contracts with over 55 consumer brands.

Sales and Marketing

Students

We use several major direct marketing channels relevant to students. We deploy search engine optimization (SEO) techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also use display marketing to drive awareness of our brand and services by running display advertising on major online and mobile advertising networks, such as Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large advertising network that recruits individual online affiliates in exchange for pre-determined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Twitter and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, transition to college, picking a major, and resume preparation.

Through our campus activation programs, we partner with brands to bring entertainment events, such as concerts, trial promotions, on campus ambassadors and product giveaways to students. We also engage students on campus to help them elevate their voice behind timely social issues beyond academics, such as the “It’s On Us” campaign relating to the prevention of on-campus sexual violence. The Chegg for Good program connects students and employees with partners to engage them in causes related to education and the environment. We work with the nonprofit conservation organization American Forest to plant trees around the world and our funding has enabled the planting of more than six million trees to date. The Chegg Foundation, a California nonprofit public benefit corporation, engages in charitable and education-related activities. As part of our College Admissions and Scholarship Services marketing efforts, we identify select partner organizations who offer complementary content and services that support students in exploring colleges. We enable these partner organizations to use our college match service through their websites to enable students to request information about colleges that may be of interest to them.

Colleges and Brands

We secure contracts with brands through direct sales by our field sales organization, which sells brand advertising services to large brand advertisers and advertising agencies seeking to reach and engage college and high school students. This team has field sales people and inside client success managers as well as operations and marketing support. In January 2017, we signed a strategic alliance agreement with NRCCUA, who is our exclusive reseller to colleges for our digital marketing services.

Student Advocacy

We are committed to providing a high level of customer service to our students. We trust our students, understand the critical role our products and services have in their education, and strive to resolve all problems quickly and thoroughly. Our student advocacy team can be reached directly through phone, email, and online chat during business hours. We also proactively monitor social media to identify and solve problems before we are otherwise informed of their existence. We endeavor to respond to students’ concerns within five minutes.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition in each aspect of our business, and we expect such competition to increase. The actual and potential competition in each of our primary areas of operations is described below.

Products and Services for Students. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include publishers that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For our Chegg Tutors services, we face competition from other online tutoring services such as Tutors.com and Varsity Tutors. For our writing tools, we primarily face competition from other citation generating services such as Noodle Tools. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks such as Apple iTunes, and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices.

Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as standardized test providers, radio, television and Internet advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high-quality connections between prospective students and colleges we are able to provide as well as on price. We are able to create these connections by providing prospective students with an easy-to-use platform to input their academic information and aspirations, learn about colleges, locate scholarships and financial aid and facilitate and streamline the application process.

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

As of December 31, 2016, we had thirteen patents which will expire between 2032 and 2034 and 28 patent applications pending in the United States. We own three U.S. copyrights registrations and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “ResearchReady,” “InstaEDU,” “EasyBib” and “#1 In Textbook Rentals,” among others as well as a variety of service marks. As of December 31, 2016, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad.

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

Employees

As of December 31, 2016, we had 766 full-time employees. We also engage temporary, seasonal employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading student-first connected learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add our Chegg Study service, Zinch in 2011 to add our College Admissions and Scholarship Services, InstaEDU in 2014 to add our Tutoring service, internships.com in 2014 to add to our internship service, and Imagine Easy Solutions in 2016 to add a portfolio of online writing tools. We completed our initial public offering (IPO) in November 2013 and our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

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
Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We began transitioning to a new model for our Required Materials product line in August 2014 through our strategic partnership with Ingram to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We have completed our transition to a fully digital company as of November 2016 as Ingram now fulfills all print textbook rental orders. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram funds all rental textbook inventory, fulfillment, logistics, and has title and risk of loss related to textbook rentals for the textbooks they own.
Since July 2010, we also have been focused on expanding our other offerings, in many instances through the acquisition of other companies, to include supplemental materials, multiplatform eTextbook Reader software, Chegg Study, Chegg Tutors, Chegg Test Prep, Chegg Writing Tools, College Admissions and Scholarship Services, purchases of used textbooks, internships, careers, college counseling, enrollment marketing services and brand advertising. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate new products and services into our connected learning platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history, in particular operating a fully digital platform, and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a connected learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.
We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our relatively new and evolving business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our connected learning platform and our mobile applications;

•	attract and retain colleges, universities and other academic institutions and brands to our marketing services;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including Ingram, NRCCUA, and other distributors, publishers, wholesalers, colleges and brands;

•	develop a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand into foreign markets.

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

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract and retain students and increase their engagement with our connected learning platform and mobile applications, particularly related to our Chegg Services subscribers;

•	the rate of adoption of our offerings;

•	our ability to successfully utilize the information gathered from our connected learning platform to enhance our Student Graph and target sales of complementary products and services to our students;

•
changes in demand and pricing for print textbooks and eTextbooks; Ingram's ability to manage fulfillment processes to handle significant volumes during peak periods and as a result of the potential growth in volume of transactions over time; changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage their textbook library;

•	our ability to execute on our strategic partnership with Ingram;

•
disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;

•	governmental regulation in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to higher education.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2016, 2015, and 2014 were $42.2 million, $59.2 million, and $64.8 million, respectively. As of December 31, 2016, we had an accumulated deficit of $371.3 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we have recently transitioned substantially all of our print textbook rental revenues to commissions-based revenues in January 2017. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and we have recently transitioned our business model to a fully digital business. If we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenues from print textbooks. Print textbook rental is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive nature of print textbook rentals, we entered into a partnership with Ingram wherein Ingram makes all new investments in the rental library of print textbooks, taking title and risk of loss for the books, and provides logistical and fulfillment services for the print textbooks that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory, fulfillment and logistics operations. As a result of this change, we stopped making additional investments in our textbook library beginning in May 2015 and we liquidated substantially all of our remaining inventory of print textbooks during 2016. The transition of these aspects of our print textbook offerings to Ingram is now complete. Our partnership with Ingram is non-exclusive and subject to significant risks, including Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, and that we and/or Ingram may elect to terminate the partnership sooner than anticipated.

We have added and plan to continue to add new offerings to our connected learning platform, including, for example writing tools, to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our business is uncertain.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our connected learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our connected learning platform may decline or fluctuate because of several factors, including:

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	our ability to engage high school students with our College Admissions and Scholarship Services, Chegg Tutors, Chegg Test Prep and Chegg Writing Tools;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

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

To succeed in our efforts to strengthen our brand identity, we must, among other activities:

•	maintain our reputation as a trusted source of textbooks, content and services for students;

•	maintain the quality of and improve our existing products and services;

•	maintain and control the quality of our brand while Ingram handles our textbook fulfillment logistics;

•	introduce products and services that are favorably received;

•	adapt to changing technologies;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including Imagine Easy Solutions and Internships.com, each into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our connected learning platform and our products and services;

•	problems that prevent Ingram, from delivering textbooks reliably or timely;

•	technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our website or our mobile application;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our connected learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired Writing Tools service in the acquisition of Imagine Easy Solutions, and we developed Chegg Test Prep internally, the paid version of which we launched in July 2016. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide which are geared towards the college market. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenues and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our connected learning platform, products or services.

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

We rely on computer systems housed in six facilities, three located on the East Coast and three located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a live fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Our facilities also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, theft or alteration of, the content and data contained on our systems. We also rely on systems and infrastructure of the Internet to operate our business and provide our services. Interruptions in our own systems or in the infrastructure of the Internet could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

Increased activity during peak periods places substantially increased strain on our operations and any failure to deliver our products and services during these periods will have an adverse effect on student satisfaction and our revenues.

We historically experience a disproportionate amount of activity to occur on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable, slowed or prevent Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations or Ingram's warehouses during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship textbooks, which could lead to student dissatisfaction, and increase the amount of time required to process a rental return, which could result in Ingram purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that Ingram primarily relies on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods, especially during inclement weather. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenues.

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

Our reputation and relationships with students and tutors would be harmed if our users’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding students and tutors who use our platform, including names and, in many cases, mailing addresses, and, in the case of tutors, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. We may experience some loss from these fraudulent transactions. As an example, we discovered in 2014 that certain individuals fraudulently obtained several thousand textbooks from us. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions would harm our business and results of operations.

Difficulties that could arise from our partnership with Ingram may have an adverse effect on our business and results of operations.

We rely on Ingram to make new investments in the textbook library and fulfill our print textbook rentals and sales orders. We purchase used books on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. As we no longer own a significant number of textbooks, we have become increasingly committed to this strategic partnership. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, Ingram may not be able to reimburse us for the books we have procured on its behalf, especially after having moved to normal payment terms in January 2017, or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations.

Ingram purchases, and we price, textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

The print textbook rental distribution model requires our fulfillment partner, Ingram, to make substantial investments in its print textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on its investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of not achieving financial return targets set forth in our agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. We typically plan the textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in the print textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing pressure becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize the purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to Ingram in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books or return damaged books, or if we for any other reason forecast demand inaccurately and cause Ingram to acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased costs in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and cause Ingram to acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and we may be required to make additional payments to Ingram and our gross margins would be affected adversely.

When deciding whether to offer a textbook for rent and the price we charge for that rental, we also must weigh a variety of factors and assumptions and if our judgments or assumptions are incorrect, our gross margins may be adversely affected. Certain textbooks cost more to acquire depending on the source from which they are acquired and the terms on which they are acquired. We must factor in some projection of the number of rentals we will be able to achieve with such textbooks and at what rental price, among other factors, to determine whether we believe it will be profitable to cause Ingram to acquire such textbooks and for us to offer them for rent. If the textbooks Ingram acquires are lost, determined to be unauthorized copies, or damaged prematurely, Ingram may not be able to recover its costs or generate revenues on those textbooks. If we are unable to effectively make decisions about whether to cause Ingram to acquire textbooks and the price we charge to rent those textbooks, including if the assumptions upon which our decisions are made prove to be inaccurate, our gross margins may decline significantly and if, as a result, we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations.

If Ingram's relationships with the shipping providers that deliver textbooks directly to our students are terminated or impaired, if shipping costs increase or if these vendors are unable to timely deliver textbooks to our students, our business and results of operations could be substantially harmed.

Ingram predominantly relies on UPS to deliver textbooks from its textbook warehouse and to return textbooks to Ingram from our students. To a lesser extent Ingram relies on FedEx for delivery of print textbook rentals and on publishers, distributors and wholesalers to fulfill a certain portion of textbook sales orders and liquidations. As a result, our business could be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If UPS were to limit its services or delivery areas, such as by the discontinuation of Saturday delivery service, Ingram's ability to timely deliver textbooks could diminish, and our student satisfaction could be adversely affected. If Ingram's relationships with its shipping vendors are terminated or impaired or if Ingram's shipping vendors are unable to deliver merchandise for us, Ingram would be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students. Ingram may be unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to them, if at all. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our operating results.

We may need additional capital, and we cannot be sure that additional financing will be available or on favorable terms.

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, particularly if the investment required to fund our operations is greater than we anticipate or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all especially considering that we no longer own a print textbook library, which we previously used as collateral for our debt financings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

We face significant competition in each aspect of our business, and we expect such competition to increase, particularly in the market for textbooks.

Our products and services compete for students, colleges and advertisers and we expect such competition to increase, as described below.

•
Products and Services for Students. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include publishers that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For our Chegg Tutors services, we face competition from other online tutoring services such as Tutors.com and Varsity Tutors. For our writing tools, we primarily face competition from other citation generating services such as Noodle Tools. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks such as Apple iTunes, and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices.

•
Enrollment Marketing Services. With respect to our enrollment marketing services, we compete against traditional methods of student recruitment, including student data providers such as standardized test providers, radio, television and Internet advertising and print mail marketing programs. In this area, we compete primarily on the basis of the number of high-quality connections between prospective students and colleges we are able to provide as well as on price. We are able to create these connections by providing prospective students with an easy-to-use platform to input their academic information and aspirations, learn about colleges, locate scholarships and financial aid and facilitate and streamline the application process.

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

Our business is seasonal and we have increased risk from disruption during peak periods which makes our operating results difficult to predict.

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

As a result of this seasonality, which corresponds to the academic calendar, our revenues fluctuate significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our revenues and operating results are not likely to be meaningful. In addition, our operating results for any given quarter cannot be used as an accurate indicator of our results for the year. In particular, we anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” In addition, our other offerings, in particular services unrelated to textbooks, are relatively new and, as a result, we have limited experience with forecasting revenues from them.

The fourth quarter has typically been our highest performing quarter as we were recognizing a full quarter of revenues on print textbooks that we owned from peak volumes in August and September and partial revenues from peak volumes in December, while the second quarter has typically been our lowest performing quarter as students start their summer vacations and the volume of our textbook rentals and sales and purchases of supplemental materials and Chegg Study decreases. With Ingram fulfilling our print textbook rental orders, we now expect our first and third quarters to be higher as we now recognize a commission immediately on the transaction of an Ingram-owned print textbook rather than recognizing the revenues ratably over the term the student rents one of our print textbooks.

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenues and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenues were historically concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential quarterly comparison of our financial results has not been meaningful. We expect our seasonality to shift as a result of our strategic partnership with Ingram and our highest quarters for revenues and operating expense to coincide. Further, a portion of our expenses, such as office space lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership has resulted in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations either decrease or be eliminated and we expect that our overall operating expenses to be more evenly distributed throughout the year. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

Growing our student user base and their engagement with our connected learning platform through mobile devices depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

There is no guarantee that students will use our mobile applications, such as the mobile version of our website, m.chegg.com, Chegg Flashcards and Chegg Textbook Solutions, rather than competing products. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google's Android and Apple's iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. In the event that it is more difficult for students to access and use our applications on their mobile devices, or if students choose not to access or use our applications on their mobile devices or use mobile products that do not offer access to our applications, our student growth and student engagement levels could be harmed.

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

If the transition from print textbooks to eTextbooks does not proceed as we expect, our business and financial condition will be adversely affected.

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we could be required to make additional payments to Ingram under our inventory purchase and consignment agreement. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, capital requirements over the long term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility, the ability to distribute a larger library of eTextbooks compared to print textbooks and lower cost of revenues.

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

If we fail to convince brands of the benefits of advertising on our platform or to use our marketing services, our business could be harmed.

Our business strategy includes increasing our revenues from brand advertising. Brands may view our connected learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

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

In the ordinary course of business, and in particular in connection with merchandising our service to students, we collect, process, store and use personal information and data supplied by students and tutors. We may enable students to share their personal information with each other and with third parties and to communicate and share information into and across our platform. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. There are numerous federal, state and local laws regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other user data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Writing Tools, College Admissions, College Counseling and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing Tools, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

In 2012, the White House published a report calling for a consumer privacy Bill of Rights that could impact the collection of data, and the Department of Commerce seeks to establish a consensus-driven Do-Not-Track standard that could impact on-line and mobile advertising. The State of California and several other states have adopted privacy guidelines with respect to mobile applications. Our business, including our ability to operate internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that students share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data that students choose to share with us or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and services, possibly in a material manner, and may limit our ability to develop new products and services that make use of the data that we collect about our student users.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2016, we had thirteen patents and 28 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own U.S. trademark registrations for the marks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “ResearchReady,” “InstaEDU,” “EasyBib” and “#1 In Textbook Rentals,” among others, as well twenty foreign registrations. As of December 31, 2016, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

We are a party to a number of third-party intellectual property license agreements. For example, we have entered into agreements with textbook publishers that provide access to textbook solutions content or questions for our Chegg Study service, for which we often pay an upfront license fee. In addition, we have agreements with certain eTextbook publishers under which we incur non-refundable fees at the time we provide students access to an eTextbook. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. Any failure to obtain or renew such third-party intellectual property license agreements on commercially competitive terms could adversely affect our business and financial results.

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition and operating results.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology. In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. For example, we recently cooperated, and continue to cooperate, with a group of publishers in a series of audits which have identified several thousand potentially fraudulent textbooks which we have removed from our inventory. While our fulfillment partner, Ingram, has a system for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, despite this inspection, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be subsequently sold or rented by us to students, or purchased by us through our buyback program, including on behalf of other buyers participating in our buyback program, and we may be subject to allegations of civil or criminal liability. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

As of December 31, 2016, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, inclement weather, shelving accidents or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area. If floods, fire, inclement weather including extreme rain, wind, heat or cold or accidents due to human error were to occur and cause damage to a warehouse of Ingram or its textbook library, Ingram's ability to fulfill orders for textbook rental and sales transactions could be materially and adversely affected and our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. For example, we appealed the Kentucky Tax Authority’s property tax assessment on our textbook library located in our Kentucky warehouse and the Commonwealth of Kentucky issued a ruling in favor of the Kentucky Department of Revenue in January 2014, which was reversed in our appeal to the Franklin Circuit Court in Kentucky in October 2014 before the Kentucky Court of Appeals ruled unanimously in our favor in March 2016. The Kentucky Department of Revenue petitioned the Kentucky Supreme Court for discretionary review, which was denied in September 2016. The case was determined in our favor with no property tax due related to our textbook library (see discussion above under Part I, Item 3, “Legal Proceedings”). In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. For example, we have been and are currently under tax audit in India for the 2014-15 fiscal year. Further, we file sales tax returns in a number of states within the United States as required by law and collect and remit sales tax for some content owners. We do not collect sales or other similar taxes in some U.S. and foreign jurisdictions, with respect to some of our sale, rental or service transactions because we believe that they do not apply to the relevant transactions. However, these and other tax laws and regulations are ambiguous or their application to our business is uncertain and the interpretation of them may be subject to change. In addition, one or more states could seek to impose new or additional sales, use or similar tax collection and record-keeping obligations on us. Any successful action by federal, state, foreign or other authorities to impose or collect additional income or property taxes, or compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

We may not be able to utilize a significant portion of our net operating loss or tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses of approximately $200.7 million and $151.5 million, respectively, which if not utilized will begin to expire in 2028 and 2017 for federal and state purposes, respectively. A portion of the state net operating loss carryforwards expired in 2016. At December 31, 2016, we also had federal tax credit carryforwards of approximately $3.5 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $4.3 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $22.0 million related to our previous operations in Kentucky which will expire unused unless we have similar operations in Kentucky.

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

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	borrow money and guarantee or provide other support for indebtedness of third-parties;

•	pay dividends on, redeem or repurchase our capital stock;

•	acquire entities or assets;

•	make investments in entities that we do not control, including joint ventures;

•	consummate a merger, consolidation or sale of all or substantially all of our assets;

•	enter into certain asset sale transactions; and

•	enter into secured financing arrangements;

These covenants may limit our ability to effectively operate our businesses. Any failure to comply with the restrictions of any agreement governing our other indebtedness may result in an event of default under those agreements.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $11.25 through December 31, 2016. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	issuances of additional shares of our common stock in connection with acquisitions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	political climate in the United States, with a focus on cutting or limiting budgets, higher education and taxation;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations;

•	international stock market conditions; and

•	general economic and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

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

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in February 2019. We have additional offices in California, Oregon and New York in the United States and internationally in India, Israel and Berlin, under leases that expire at varying times between 2017 and 2021. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. We also have an office space in Georgia, which we are subleasing, under a lease that expires in January 2021. We previously had an approximately 611,000 square foot warehouse in Shepherdsville, Kentucky, which we exited during 2015 as a result of our strategic partnership with Ingram and the lease expired in November 2016.

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

	High	Low
Year Ended December 31, 2016
Fourth quarter	$8.48	$6.54
Third quarter	$7.21	$4.90
Second quarter	$5.08	$4.27
First quarter	$6.56	$3.47
Year Ended December 31, 2015
Fourth quarter	$7.83	$6.73
Third quarter	$8.74	$7.07
Second quarter	$8.68	$7.27
First quarter	$8.75	$6.44

Stockholders of Record

As of January 31, 2017, there were 75 stockholders of record of our common stock, and the closing price of our common stock was $7.19 per share as reported on the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from November 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Russell 2000 Index (Russell 2000). The graph assumes that $100 was invested at the market close on November 13, 2013 in the common stock of Chegg, Inc., the S&P 500 Index and the Russell 2000 Index and data for the S&P 500 Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$254,090	$301,373	$304,834	$255,575	$213,334
Gross profit	134,489	111,524	93,849	80,515	67,665
Net loss	(42,245)	(59,210)	(64,758)	(55,850)	(49,043)
Deemed dividend to preferred stockholders (1)	—	—	—	(102,557)	—
Net loss attributable to common stockholders	$(42,245)	$(59,210)	$(64,758)	$(158,407)	$(49,043)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.68)	$(0.78)	$(7.58)	$(4.39)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	90,534	86,818	83,205	20,902	11,183
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

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$290,652	$291,356	$318,127	$327,371	$196,367
Deferred revenue	14,836	14,971	24,591	22,804	20,032
Debt obligations, current and non-current	—	—	—	—	19,386
Convertible preferred stock	—	—	—	—	207,201
Common stock and additional paid-in capital	593,443	560,330	516,929	479,361	63,088
Total stockholders' equity (deficit)	221,939	231,075	247,043	274,240	(86,127)

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

Students subscribe to our digital products and services, which we collectively refer to as Chegg Services. These include Chegg Study, Chegg Tutors, Writing Tools (newly acquired in May 2016), Enrollment Marketing, Brand Partnership, Internships, and Test Prep. Our Chegg Study service provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. When students need help creating citations for their papers, they can use one of our Writing Tools properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe, and NormasAPA. Through our strategic partnership with NRCCUA, announced in January 2017, we match domestic and international students with colleges, in the United States, to help them find the best fit school for them. We provide access to internships to help students gain skills and experiences that are critical to securing their first job. We provide high school students with an online adaptive test preparation service currently covering the ACT and SAT exams. Through our strategic partnership with Ingram Content Group (Ingram), we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new.

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

During the years ended December 31, 2016, 2015 and 2014, we generated net revenues of $254.1 million, $301.4 million and $304.8 million, respectively, and in the same periods had net losses of $42.2 million, $59.2 million and $64.8 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform and the development of additional products and services that serve students.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our connected learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In May 2016, we acquired Imagine Easy Solutions, LLC, a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition to enhance our ability to acquire new students, increase the value to our existing students, and have a meaningful and positive impact on their outcomes. Further, we believe this expanded and deeper penetration of the student demographic will allow us to drive further growth in our existing Chegg Services. In addition, we believe that these investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive for the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part I, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. Chegg Services includes our products and services we provide to supplement the requirements and help students with their coursework. Chegg Services also includes our marketing services which help to complete our offering of services to students. Required Materials includes all products that are essential for students to meet the requirements of their coursework. More detail on our two product lines is discussed in the next two sections titled "Chegg Services" and "Required Materials."

Chegg Services

Our Chegg Services for students primarily includes our Chegg Study service, our Chegg Tutors service, and our writing tools service. We offer enrollment marketing services to colleges, through our strategic partnership with NRCCUA announced in January 2017, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Proctor & Gamble, Starbucks, The Truth, Microsoft, Best Buy, DirectTV, Bare Escentuals, and Shutterfly, to provide students with discounts, promotions, and other products that, based on student feedback, delight them. For example, for Proctor & Gamble, we inserted free laundry care samples and for Starbucks, we inserted free drinks in our textbook rental shipments to students. All of our brand advertising services and the discounts, promotions, and other products provided to students are paid for by the brands. We additionally provide internship services and our Test Prep service currently covering the ACT and SAT exams.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 51%, 31% and 22% of net revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

Required Materials

Our Required Materials product line includes the rental and sale of print textbooks and eTextbooks as well as the commission we receive from Ingram. As of November 2016, we no longer rent our print textbooks and therefore all revenues from print textbook rentals from this date forward are commission-based. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers as of December 31, 2016. We offer our eTextbook Reader on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental. This product line has historically been highly capital intensive due to the resources required to maintain a print textbook rental library. However, as a result of our strategic partnership with Ingram, we have exited our warehouse facilities in Kentucky and transitioned our print textbook library to Ingram’s facilities, which has helped to free up resources historically required by this product line. We have continued to liquidate our print textbook library through the normal course of our operations and maintain a minimal print textbook rental library as of December 31, 2016. We will continue to liquidate our remaining print textbook library inventory in the first half of 2017.

We have historically capitalized the investment in our print textbook library and recorded depreciation expense in cost of revenues over its useful life using an estimated liquidation value. During the years ended December 31, 2016 and 2015, our purchases of print textbooks, net of proceeds from textbook liquidation was an inflow of $24.8 million and $6.0 million, respectively, and an outflow during the year ended December 31, 2014 of $54.7 million. In the years ended December 31, 2016 and 2015, our purchases of print textbooks significantly decreased, and were more than offset by the proceeds received from liquidations of textbooks from our print textbook library. This was a result of our strategic partnership with Ingram as we are no longer purchased print textbooks for rental.

We use our website to liquidate print textbooks from our remaining print textbook library, which allows us to generate greater recovery on our print textbooks compared to bulk liquidations, while at the same time providing students substantial savings over the retail price of a new book. We also use our website to source, on behalf of Ingram, both new and used print textbooks for rental or resale from wholesalers, publishers and students. Purchasing used print textbooks attracts students to our website by offering more for their textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 49%, 69%, and 78% of net revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

Strategic Partnership with Ingram

Our strategic partnership with Ingram has helped to accelerate the growth of our Chegg Services products by allowing us to utilize capital otherwise spent on the purchase of print textbooks, and at the same time allowing us to maintain our leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that will allow us to focus exclusively on eTextbooks and Chegg Services. Under the agreement, since May 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. As a result of our strategic partnership with Ingram, our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using print textbooks for which Ingram has title and risk of loss. Additionally, we ceased making additional investments in our print textbook library during 2015 and continue to liquidate our existing inventory of print textbooks maintaining a minimal print textbook library inventory as of December 31, 2016, which we expect to be fully liquidated in the first half of 2017. This model allows us to reduce and eventually eliminate the operating expenses we historically incurred to acquire and maintain a print textbook library. We will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost. We provided Ingram with extended payment terms throughout 2016 as we procured print textbooks on their behalf and we moved to normal payment terms commencing in January 2017.

Seasonality of Our Business
Historically, a substantial majority of our revenues were recognized ratably over the term a student rents our print textbooks and eTextbooks or has access to our Chegg Services. This has generally resulted in our highest revenues in the fourth quarter as it reflects more days of the academic year and our lowest revenues in the second quarter as colleges conclude their academic year for summer and there are fewer days of rentals. The recognition of revenues from our eTextbooks and Chegg Services will continue to follow these trends. As a result of our strategic partnership with Ingram, however, revenues from all print textbook transactions will now be higher in the first and third quarters as we recognize a commission on the transaction immediately rather than recognizing the revenues ratably over the term the student rents the print textbooks.
The variable expenses associated with our shipments of print textbooks and marketing activities historically were highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. However, these variable expenses related to the shipments of print textbooks have decreased during 2016 as we have completely transitioned the shipping and fulfillment activities related to print textbooks to Ingram.
As a result of these factors, the most concentrated periods for our revenues and expenses did not necessarily coincide, and comparisons of our historical quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. Our strategic partnership with Ingram has shifted peak revenues in the periods that a student rents a textbook as a result of the immediate revenue recognition as well as our revenue sharing agreement such we believe our revenues will provide more meaningful insight on a sequential basis going forward. Further, while our expenses associated with the print textbook rental business have decreased, our variable expenses related to marketing activities continue to remain highest in the first and third quarter such that our profitability may not provide meaningful insight on a sequential basis.

Components of Results of Operations

Net Revenues

We derive our revenues from the rental or sale of print textbooks and eTextbooks, commissions earned from Ingram from the rental of their textbooks, and Chegg Services, net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards and PayPal. As of November 2016, we no longer rent our print textbooks and therefore all revenues from print textbook rentals from this date forward are commission-based.

We historically generated revenues from the rental of print textbooks and to a lesser extent, through the sales of print textbooks through our website on a just-in-time basis. Rental revenues for textbooks that we own were recognized ratably over the term of the rental period, generally two to five months. Commissions earned on rental textbooks owned by Ingram are recognized immediately when a book ships to the student. Revenues from selling textbooks on a just-in-time basis were historically recognized upon shipment and has comprised approximately 12% of our consolidated net revenues on average over the three years ended December 31, 2016. As of December 2016, revenues from selling textbooks on a just-in-time basis are commission based as a result of the transition to Ingram. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. Net revenues from the rental or sale of print textbooks represented 27%, 54% and 70% of our net revenues in the years ended December 31, 2016, 2015 and 2014, respectively, reflecting increasing growth in our Chegg Services. Similar to the revenue recognition from print textbooks rentals, revenues from eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

As a result of our strategic partnership with Ingram, we recognize less revenues from the rental of print textbooks and our Required Materials product line. Instead, our services revenues includes a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss.

We also generate revenues from Chegg Services that include our Chegg Study service, our Chegg Tutors service, our online writing tools, Enrollment Marketing services to colleges, Brand Partnership services that we offer to brands, internship services and our test preparation service currently covering the ACT and SAT exams. Chegg Services are offered to students through weekly, monthly or annual subscriptions, and we recognize revenues ratably over the respective subscription period.

When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. In relation to our partnership with Ingram and the rental of their textbooks, we recognize revenues on a net basis based on our role in the transaction as an agent.

Enrollment Marketing services and Brand Partnership services are offered either on a subscription or on an a la carte basis. Enrollment Marketing services connect colleges with students seeking admission or scholarship opportunities at these institutions. Brand Partnership offers brands unique ways to connect with students. Revenues are recognized ratably or as earned over the subscription service period, generally one year. Revenues from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, are recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our Enrollment Marketing services and Brand Partnership customers with normal credit terms, typically 30 days.

Deferred revenue primarily consists of advance payments from students related to rentals and subscriptions that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenues ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues historically included textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the print textbook library and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. These variable expenses have decreased during 2016 as we have completely transitioned the shipping and fulfillment activities related to print textbooks to Ingram. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Changes in our cost of revenues may be disproportionate to changes in our revenues because unrecoverable costs, such as outbound shipping and other fulfillment and payment processing fees, are expensed in the period they are incurred while revenues are recognized ratably over the rental term. This effect is particularly pronounced in the first and third quarters, corresponding to the beginning of academic terms. As a result, we could experience quarters in which our cost of revenues exceeds our revenues for the period. In addition, cost of revenues includes the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks and allocated information technology and facilities costs.

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

We anticipate that to the extent Chegg Services revenues grow and the execution of our strategic partnership with Ingram is successful, our gross margins will generally improve over time.

Operating Expenses

We classify our operating expenses into five categories: technology and development, sales and marketing, general and administrative, restructuring (credits) charges and gain on liquidation of textbooks. One of the most significant components of our operating expenses is employee-related costs, which include share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our costs and expenses contain information technology expenses and facilities expenses such as webhosting, depreciation on our infrastructure systems, lease expense and the employee-related costs for information technology support staff. We allocate these costs to each expense category, including cost of revenues, technology and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Technology and Development

Our technology and development expenses consist of salaries, benefits and share-based compensation expense for employees in our product and web design, engineering and technical teams who are responsible for maintaining our website, developing new products and improving existing products. Technology and development costs also include amortization of acquired intangible assets, webhosting costs, third-party development costs, research and development expenses and allocated information technology and facilities expenses. We expense substantially all of our technology and development expenses as they are incurred. In the past three years, our expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

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

Restructuring (Credits) Charges

Restructuring (credits) charges are primarily comprised of severance costs, contract and program termination costs, asset impairments and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable.

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

Interest Expense, Net and Other (Expense) Income, Net

Interest expense, net and other (expense) income, net consists primarily of interest expense on our debt obligations and interest income on our cash and cash equivalents and investment balances.

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

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Year Ended December 31,
	2016		2015		2014
Net revenues:
Rental	$39,837	16%	$120,365	40%	$181,570	60%
Services	181,264	71	131,996	44	87,460	29
Sales	32,989	13	49,012	16	35,804	11
Total net revenues	254,090	100	301,373	100	304,834	100
Cost of revenues(1):
Rental	28,637	11	98,162	32	145,760	48
Services	54,767	22	43,794	15	31,158	10
Sales	36,197	14	47,893	16	34,067	11
Total cost of revenues	119,601	47	189,849	63	210,985	69
Gross profit	134,489	53	111,524	37	93,849	31
Operating expenses(1):
Technology and development	66,331	26	59,391	20	49,386	16
Sales and marketing	53,949	21	64,082	21	72,315	24
General and administrative	55,372	22	45,209	15	41,837	14
Restructuring (credits) charges	(423)	—	4,868	2	—	—
Gain on liquidation of textbooks	(670)	—	(4,326)	(2)	(4,555)	(2)
Total operating expenses	174,559	69	169,224	56	158,983	52
Loss from operations	(40,070)	(16)	(57,700)	(19)	(65,134)	(21)
Total interest expense, net and other (expense) income, net	(468)	—	(31)	—	562	—
Loss before provision for income taxes	(40,538)	(16)	(57,731)	(19)	(64,572)	(21)
Provision for income taxes	1,707	(1)	1,479	(1)	186	—
Net loss	$(42,245)	(17)%	$(59,210)	(20)%	$(64,758)	(21)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$172		$262		$617
Technology and development	14,771		11,992		10,451
Sales and marketing	6,124		7,901		11,300
General and administrative	20,718		18,620		14,520
Total share-based compensation expense	$41,785		$38,775		$36,888

Year Ended December 31, 2016, 2015 and 2014

Net Revenues

Net revenues in the year ended December 31, 2016 decreased $47.3 million, or 16%, compared to the same period in 2015. Rental revenues decreased $80.5 million or 67%, while services revenues increased $49.3 million, or 37%, and sales revenues decreased $16.0 million, or 33%.

Net revenues in the year ended December 31, 2015 decreased $3.5 million, or 1%, compared to the same period in 2014. Rental revenues decreased $61.2 million or 34%, while services revenues increased $44.5 million, or 51%, and sales revenues increased $13.2 million, or 37%.

The decrease in rental revenues during the years ended December 31, 2016 and 2015 was due to our strategic partnership with Ingram. As a result of our strategic partnership, our rental revenues are increasingly classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues from transactions using our print textbooks. The increase in services revenues during the years ended December 31, 2016 and 2015 was driven primarily from growth across our other offerings for students which included increased revenues from Chegg Study and our various acquisitions in 2014 and 2016 as well as an increase in the commissions earned from Ingram. The decrease in sales revenues during the year ended December 31, 2016 and the increase in sales revenues during the year ended December 31, 2015 was driven by sales of print textbooks through our website on a just-in-time basis.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (dollars in thousands):

	Year Ended December 31,			Change in 2016		Change in 2015
	2016	2015	2014	$	%	$	%
Chegg Services	$129,335	$94,285	$68,117	$35,050	37%	$26,168	38%
Required Materials	124,755	207,088	236,717	(82,333)	(40)%	(29,629)	(13)%
Total net revenues	$254,090	$301,373	$304,834	$(47,283)	(16)%	$(3,461)	(1)%

Chegg Services revenues increased $35.1 million, or 37%, in the year ended December 31, 2016, compared to the same period in 2015 due to growth in subscribers for our Chegg Study and Chegg Tutors services as well as revenues from our acquisition of Imagine Easy in the second quarter of 2016. Chegg Services revenues represented 51% and 31% of net revenues during the years ended December 31, 2016 and 2015, respectively. Required Materials revenues decreased $82.3 million, or 40%, in the year ended December 31, 2016 compared to the same period in 2015 primarily due to our strategic partnership with Ingram. Our Required Materials revenues are increasingly comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues decreased throughout 2016 and we fully transitioned new investments in the print textbook library and logistics and fulfillment for print textbook rental and sale orders to Ingram. Required Materials revenues represented 49% and 69% of net revenues during the years ended December 31, 2016 and 2015, respectively.

Chegg Services revenues increased $26.2 million, or 38%, in the year ended December 31, 2015, compared to the same period in 2014 due to growth in subscriptions for our Chegg Study service. Chegg Services represented 31% and 22% of net revenues during the years ended December 31, 2015 and 2014, respectively. Required Materials revenues decreased $29.6 million, or 13%, in the year ended December 31, 2015 compared to the same period in 2014 primarily due to our partnership with Ingram. Required Materials revenues represented 69% and 78% of net revenues during the years ended December 31, 2015 and 2014, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2016		Change in 2015
	2016	2015	2014	$	%	$	%
Cost of revenues(1)	$119,601	$189,849	$210,985	$(70,248)	(37)%	$(21,136)	(10)%

(1) Includes share-based compensation expense of:	$172	$262	$617	$(90)	(34)%	$(355)	(58)%

Cost of revenues in the year ended December 31, 2016 decreased by $70.2 million, or 37%, compared to the same period in 2015. The decrease in absolute dollars and as a percentage of revenues for the year ended December 31, 2016 was primarily due to a decrease in textbook depreciation of $34.3 million, lower order fulfillment costs of $18.3 million, lower write-offs related to our print textbook library of $4.2 million, lower warehouse personnel costs of $3.1 million and lower cost of print textbooks sold of $16.4 million. These savings were partially offset by higher amortization of digital content of $5.3 million. As a result, gross margins increased to 53% in the year ended December 31, 2016, from 37% in the year ended December 31, 2015.

Cost of revenues in the year ended December 31, 2015 decreased by $21.1 million, or 10%, compared to the same period in 2014. The decrease in absolute dollars and as a percentage of revenues for the year ended December 31, 2015 was primarily due to a decrease in textbook depreciation of $26.6 million, write-offs related to our print textbook library of $5.2 million and lower warehouse personnel costs of $5.6 million. These savings were partially offset by higher cost of print textbooks sold of $15.5 million and higher amortization of digital content of $1.6 million. As a result, gross margins increased to 37% in the year ended December 31, 2015, from 31% in the year ended December 31, 2014.

The decreases in cost of revenues in the year ended December 31, 2016 compared to the same period in 2015 and in the year ended December 31, 2015 compared to the same period in 2014 resulted from Ingram's fulfillment of print textbook rental orders and the closure of our warehouse in Kentucky. Further, as Ingram has taken title and risk of loss for the print textbook inventory needed to fulfill all print textbooks rentals and sales, our total cost of revenues has decreased and will continue to decrease continually improving our total gross margins.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2016		Change in 2015
	2016	2015	2014	$	%	$	%
Technology and development(1)	$66,331	$59,391	$49,386	$6,940	12%	$10,005	20%
Sales and marketing(1)	53,949	64,082	72,315	(10,133)	(16)	(8,233)	(11)
General and administrative(1)	55,372	45,209	41,837	10,163	22	3,372	8
Restructuring (credits) charges	(423)	4,868	—	(5,291)	n/m	4,868	n/m
Gain on liquidation of textbooks	(670)	(4,326)	(4,555)	3,656	(85)	229	(5)
Total operating expenses	$174,559	$169,224	$158,983	$5,335	3%	$10,241	6%

(1) Includes share-based compensation expense of:
Technology and development	$14,771	$11,992	$10,451	$2,779	23%	$1,541	15%
Sales and marketing	6,124	7,901	11,300	(1,777)	(22)	(3,399)	(30)
General and administrative	20,718	18,620	14,520	2,098	11	4,100	28
Share-based compensation expense	$41,613	$38,513	$36,271	$3,100	8%	$2,242	6%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the year ended December 31, 2016 increased $6.9 million, or 12%, compared to the same period in 2015. During the year ended December 31, 2016, our employee-related expenses and share-based compensation expense increased $2.7 million and $2.8 million, respectively, compared to the same period in 2015. In addition, web hosting and software licensing fees increased $2.0 million compared to the year ended December 31, 2015. Technology and development as a percentage of net revenues were 26% during the year ended December 31, 2016 compared to 20% of net revenues during the year ended December 31, 2015.

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

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2016 decreased by $10.1 million, or 16%, compared to the same period in 2015. The decrease was attributable to a decrease in employee-related and share-based compensation expense that decreased $1.5 million and $1.8 million, respectively, compared to the years ended December 31, 2015.  In addition, advertising and marketing expenses decreased $7.4 million compared to the year ended December 31, 2015. Sales and marketing expenses as a percentage of net revenues remained flat during the year ended December 31, 2016 compared the same period in 2015.

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

General and Administrative

General and administrative expenses in the year ended December 31, 2016 increased $10.2 million, or 22%, compared to the same period in 2015. The increase was due to higher employee-related expenses and share-based compensation expenses that increased $5.3 million and $2.1 million, respectively. In addition, the increase was driven by higher technology expenses, outside services and professional fees of $0.9 million, $0.7 million and $0.9 million, respectively. General and administrative expenses as a percentage of net revenues were 22% during the year ended December 31, 2016 compared to 15% of net revenues during the year ended December 31, 2015.

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

Restructuring (Credits) Charges

Restructuring credits of $0.4 million recorded during the year ended December 31, 2016 were primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space.

Restructuring charges in the year ended December 31, 2015 of $4.9 million were related to the exit from our print coupon business and closing our Kentucky warehouse. These charges included one-time employee termination benefits for approximately 71 employees of $1.9 million and lease termination and other costs of $3.0 million.

In connection with our strategic partnership with NRCCUA, we anticipate a $1.1 million restructuring charge for the year ended December 31, 2017.

Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Gain on Liquidation of Textbooks

During the years ended December 31, 2016, 2015 and 2014, we recorded a gain on liquidation of print textbooks of $0.7 million, $4.3 million and $4.6 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense, Net and Other (Expense) Income, Net

The following table sets forth our interest expense, net, and other (expense) income, net, for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2016		Change in 2015
	2016	2015	2014	$	%	$	%
Interest expense, net	$(171)	$(247)	$(317)	$76	(31)%	$70	(22)%
Other (expense) income, net	(297)	216	879	(513)	n/m	(663)	(75)
Total interest expense, net and other (expense) income, net	$(468)	$(31)	$562	$(437)	n/m	$(593)	(106)%
_______________________________________
n/m - not meaningful

Interest expense, net, decreased during the year ended December 31, 2016 compared to the same period in 2015. In the year ended December 31, 2016 we replaced our previous expired credit facility with a new line of credit that carries a lower interest rate. Interest expense, net, decreased during the year ended December 31, 2015 compared to the same period in 2014. In the year ended December 31, 2015, we reduced our line of credit to $30.0 million.

Other (expense) income, net, was a net expense during the year ended December 31, 2016 compared to a net income in the same period in 2015, primarily attributable to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy Solutions. Other income, net, decreased during the year ended December 31, 2015 compared to the same period in 2014, primarily due to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Year Ended December 31,			Change in 2016		Change in 2015
	2016	2015	2014	$	%	$	%
Provision for income taxes	$1,707	$1,479	$186	$228	15%	$1,293	n/m
_______________________________________
n/m - not meaningful
We recorded an income tax provision of approximately $1.7 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively, which was primarily due to state and foreign income tax expense and federal tax expense related to the tax amortization of acquired indefinite lived intangible assets. We recorded an income tax provision of approximately $0.2 million in the year ended December 31, 2014 primarily the result of the release of a valuation allowance of $1.3 million resulting from our acquisition of InstaEDU, offset by foreign and state income taxes.

Liquidity and Capital Resources

As of December 31, 2016, our principal source of liquidity was cash totaling $77.3 million, which was held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of December 31, 2016, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As a result of our strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2015 and 2016 for the purchase of print textbooks, before moving to normal payment terms in 2017. We have a reimbursement balance included within other current assets on our consolidated balance sheets related to the purchase of these textbooks of $18.8 million and $28.9 million as of December 31, 2016 and 2015, respectively. As a result of our strategic partnership with Ingram, we anticipate having significantly more working capital.

During the years ended December 31, 2016 and 2015, our proceeds from print textbook liquidations exceeded our purchases of print textbooks and resulted in a cash inflow of $24.8 million and $6.0 million, respectively. As a result of our strategic partnership with Ingram, we no longer make new investments in the print textbook library and since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library. During the year ended December 31, 2014, our purchases of print textbooks, net of proceeds from textbook liquidations was $54.7 million.

As of December 31, 2016, we have incurred cumulative losses of $371.3 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our IPO and cash generated from operations.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, our investments in technology and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Most of our cash is held in the United States. As of December 31, 2016 our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$24,938	$(82)	$68,475
Net cash (used in) provided by investing activities	$(5,963)	$8,271	$(87,350)
Net cash (used in) provided by financing activities	$(8,675)	$2,723	$(1,872)

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2016, 2015 and 2014, our net losses were fully or partially offset by non-cash expenditures such as print textbook library depreciation expense, other depreciation and amortization expense and share-based compensation expense.

Net cash provided by operating activities during the year ended December 31, 2016 was $24.9 million. Our net loss of $42.2 million was offset by significant non-cash operating expenses, including print textbook library depreciation expense of

$9.3 million, other depreciation and amortization expense of $14.6 million, share-based compensation expense of $41.8 million and loss from write-offs of print textbooks of $1.1 million.

Net cash used in operating activities during the year ended December 31, 2015 was $0.1 million. Our net loss of $59.2 million was increased by the change in our prepaid expenses and other current assets of $27.9 million and partially offset by significant non-cash operating expenses, including print textbook library depreciation expense of $43.6 million, other depreciation and amortization expense of $11.7 million, share-based compensation expense of $38.8 million and loss from write-offs of print textbooks of $5.3 million. During the year ended December 31, 2015, we saw a decline in our textbook depreciation expense and an increase in the change of our prepaid expenses and other current assets, which was a result of our strategic partnership with Ingram, where we are no longer making investments in our print textbook library yet continue to buy books on Ingram's behalf, while providing them with extended payment terms. The effects of these two items were the primary reasons we had net cash used in operating activities for the year ended December 31, 2015.

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

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of print textbooks, marketable securities, acquisition of businesses, and property and equipment, offset by proceeds from the sale and maturity of marketable securities and the proceeds from the liquidation of print textbooks.

Net cash used in investing activities during the year ended December 31, 2016 was $6.0 million and was primarily used for the purchases of marketable securities of $7.6 million, purchases of property and equipment of $24.7 million, acquisition of businesses of $27.1 million, and the purchase of a strategic equity investment in a third party of $1.0 million, partially offset by proceeds from the sale or maturity of marketable securities of $29.7 million and proceeds from the liquidation of print textbooks of $25.6 million.

Net cash provided by investing activities during the year ended December 31, 2015 was $8.3 million and was primarily used for the purchases of print textbooks of $32.3 million, purchases of marketable securities of $35.6 million, purchases of property and equipment of $8.3 million, and the purchase of a strategic equity investment in a third party of $2.0 million, partially offset by proceeds from the sale or maturity of marketable securities of $48.2 million and proceeds from the liquidation of print textbooks of $38.3 million.

Net cash used in investing activities during the year ended December 31, 2014 was $87.4 million and was primarily used for the acquisition of businesses of $53.9 million, purchases of print textbooks of $112.8 million, purchases of marketable securities of $70.7 million and purchases of property and equipment of $5.1 million, partially offset by proceeds from the sale or maturity of marketable securities of $97.1 million and proceeds from the liquidation of print textbooks of $58.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2016 was $8.7 million and was related to the payment of $10.8 million in taxes related to the net share settlement of restricted stock units (RSUs) which became fully vested during the period partially offset by the proceeds from the issuance of common stock under stock plans totaling $2.1 million.

Net cash provided by financing activities during the year ended December 31, 2015 was $2.7 million and was related to the proceeds from the issuance of common stock under stock plans totaling $13.7 million partially offset by the payment of $8.7 million in taxes related to the net share settlement of RSUs which became fully vested during the period, as well as the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Net cash used in financing activities during the year ended December 31, 2014 was $1.9 million and was related to the payment of $4.0 million in taxes related to the net share settlement of RSUs which became fully vested during the period offset by the issuance of common stock under stock plans totaling $2.7 million, as well as the repurchase of common stock of $0.6 million associated with a put option granted in connection with a prior acquisition.

Contractual Obligations and Other Commitments

The following is a summary of the contractual commitments associated with our lease obligations as of December 31, 2016 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations	$15,600	$5,000	$10,600	$—	$—
Operating lease obligations (1)	6,231	2,001	3,026	1,066	138
Total contractual obligations	$21,831	$7,001	$13,626	$1,066	$138
_____________________________________________________
(1) Our offices are leased under operating leases, which expire at various dates through 2021.

In addition, our other liabilities include $2.1 million related to uncertain tax positions as of December 31, 2016. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Some of our customer arrangements for marketing services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence of fair value (VSOE), when available; (ii) third-party evidence of selling price (TPE), if VSOE does not exist; and (iii) estimated selling price (ESP), if neither VSOE nor TPE is available.

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

As we have not established VSOE or TPE for our marketing services, we have used ESP in our allocation of arrangement consideration. We have determined ESP by considering multiple factors including, but not limited to, prices charged for similar offerings, sales volume, geographies, market conditions, the competitive landscape and pricing practices. Our determination of ESP requires management to make a judgment in which factors to consider when determining ESP. If different factors were considered we could conclude a different determination of ESP and this could have a material impact to the amount of revenues recognized. We believe the factors considered best represent the price at which we would transact a sale if the services were sold on a standalone basis, and we regularly assess the method used to determine ESP.

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

We believe that a print textbook has more value to our customers and us early in its useful life and therefore an accelerated depreciation method reflects the actual pattern of decline in economic value and aligns with the textbook’s condition, which may deteriorate over time. In addition, we consider the utilization of the textbooks and the rental revenues we can earn, recognizing that a used textbook rents for a lower amount than a new textbook. Should the actual rental activity or deterioration of books differ from our estimates, our loss (gain) on liquidation of textbooks or write-offs of textbooks could differ.

In addition, our evaluation of the appropriateness of the estimated salvage value and estimated useful life based on historical liquidation transactions with both vendors and customers and reviewing a blend of actual and estimates of the lifecycle of each book and the number of times rented before it is liquidated, respectively. Our estimates utilize data from historical experience, including actual proceeds from liquidated textbooks as a percentage of original sourcing costs, channel mix of liquidations and consideration of the estimated sales price, largely driven by the average market price data of used books and the projected values of a book in relation to the original source cost over time. Changes in the estimated salvage value, method of depreciation or useful life can have a significant impact on our depreciation expense, write-offs liquidations and gross margins.

Depreciation expense and write-offs of print textbooks are recorded in cost of revenues in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, our print textbook library depreciation expense was approximately $9.3 million, $43.6 million and $70.1 million, respectively, and write-offs of print textbooks were approximately $1.1 million, $5.3 million and $10.5 million, respectively.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. During the fourth quarter of 2014, we determined that we would not continue to support or look to expand our print coupon business, resulting in a significant decrease in the expected future cash flows. As a result an impairment analysis was performed based on a discounted cash flow analysis with key assumptions based on the future revenues expected until the services were removed from our website. The analysis indicated that the carrying amounts of the intangible assets acquired will not be fully recoverable, resulting in an impairment charge totaling $1.6 million, which is included in sales and marketing operating expenses on our consolidated statements of operations. As of December 31, 2016 and 2015, we had intangible assets, net, of $20.7 million and $8.9 million, respectively.

Goodwill

Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. Our qualitative assessment requires management to make a judgment based on the factors listed above in our determination. Should we conclude that it is more likely than not that our recorded goodwill amounts have been impaired, we would perform a two-step impairment test. The two-step impairment test requires us to perform a valuation of our goodwill. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill since our inception. As of December 31, 2016 and 2015, we had goodwill of $116.2 million and $91.3 million, respectively.

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

Expected dividends. The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to foreign currency exchange rates, interest rates and inflation.

Foreign Currency Exchange Risk

International revenues as a percentage of net revenues is not significant and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Renminbi and Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results. There were no significant foreign exchange gains or losses in the years ended December 31, 2016, 2015 and 2014.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $77.3 million and $67.0 million as of December 31, 2016 and 2015, respectively. Additionally, we had investments of $22.0 million as of December 31, 2015 which were liquidated during the year ended December 31, 2016. Our cash and cash equivalents consist of cash and money market funds. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents. A hypothetical 100 basis point increase in interest rates would not result in a material impact in the interest earned during the year ended December 31, 2016. We were not exposed to material risks to changes in market interest rates given the liquidity of the cash and money market funds in which we invested our cash.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Line of Credit. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the LIBOR interest rate. As of December 31, 2016, we did not have an outstanding balance on our Line of Credit.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Chegg, Inc.
We have audited the accompanying consolidated balance sheets of Chegg, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chegg, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Ernst & Young LLP

San Jose, California
February 22, 2017

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$77,329	$67,029
Short-term investments	—	17,800
Accounts receivable, net of allowance for doubtful accounts of $436 and $378 at December 31, 2016 and December 31, 2015, respectively	9,206	13,157
Prepaid expenses	2,579	3,117
Other current assets	22,259	31,732
Total current assets	111,373	132,835
Long-term investments	—	4,229
Textbook library, net	2,575	29,728
Property and equipment, net	35,305	19,971
Goodwill	116,239	91,301
Intangible assets, net	20,748	8,865
Other assets	4,412	4,427
Total assets	$290,652	$291,356
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,175	$5,860
Deferred revenue	14,836	14,971
Accrued liabilities	44,319	35,280
Total current liabilities	64,330	56,111
Long-term liabilities
Total other long-term liabilities	4,383	4,170
Total liabilities	68,713	60,281
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 91,708,839 and 88,099,983 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	92	88
Additional paid-in capital	593,351	560,242
Accumulated other comprehensive loss	(176)	(172)
Accumulated deficit	(371,328)	(329,083)
Total stockholders' equity	221,939	231,075
Total liabilities and stockholders' equity	$290,652	$291,356
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net revenues:
Rental	$39,837	$120,365	$181,570
Services	181,264	131,996	87,460
Sales	32,989	49,012	35,804
Total net revenues	254,090	301,373	304,834
Cost of revenues:
Rental	28,637	98,162	145,760
Services	54,767	43,794	31,158
Sales	36,197	47,893	34,067
Total cost of revenues	119,601	189,849	210,985
Gross profit	134,489	111,524	93,849
Operating expenses:
Technology and development	66,331	59,391	49,386
Sales and marketing	53,949	64,082	72,315
General and administrative	55,372	45,209	41,837
Restructuring (credits) charges	(423)	4,868	—
Gain on liquidation of textbooks	(670)	(4,326)	(4,555)
Total operating expenses	174,559	169,224	158,983
Loss from operations	(40,070)	(57,700)	(65,134)
Interest expense, net and other (expense) income, net:
Interest expense, net	(171)	(247)	(317)
Other (expense) income, net	(297)	216	879
Total interest expense, net and other (expense) income, net	(468)	(31)	562
Loss before provision for income taxes	(40,538)	(57,731)	(64,572)
Provision for income taxes	1,707	1,479	186
Net loss	$(42,245)	$(59,210)	$(64,758)
Net loss per share, basic and diluted	$(0.47)	$(0.68)	$(0.78)
Weighted average shares used to compute net loss per share, basic and diluted	90,534	86,818	83,205
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(42,245)	$(59,210)	$(64,758)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale investments	25	(8)	2
Change in foreign currency translation adjustments, net of tax	(29)	(151)	(9)
Other comprehensive loss	(4)	(159)	(7)
Total comprehensive loss	$(42,249)	$(59,369)	$(64,765)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balances at December 31, 2013	81,708	$82	$479,279	$(6)	$(205,115)	$274,240
Issuance of common stock upon exercise of stock options and ESPP	1,004	1	2,712	—	—	2,713
Net issuance of common stock for settlement of restricted stock units (RSUs)	873	1	(3,980)	—	—	(3,979)
Warrant exercises	104	—	—	—	—	—
Issuance of common stock in connection with acquisition	408	—	2,585	—	—	2,585
Repurchase of common stock	(89)	—	(604)	—	—	(604)
Share-based compensation expense	—	—	36,853	—	—	36,853
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(64,758)	(64,758)
Balances at December 31, 2014	84,008	84	516,845	(13)	(269,873)	247,043
Issuance of common stock upon exercise of stock options and ESPP	2,165	2	13,694	—	—	13,696
Net issuance of common stock for settlement of RSUs	1,624	2	(8,712)	—	—	(8,710)
Warrant exercises	368	—	—	—	—	—
Issuance of common stock in connection with acquisition	125	—	825	—	—	825
Repurchase of common stock	(190)	—	(1,185)	—	—	(1,185)
Share-based compensation expense	—	—	38,775	—	—	38,775
Other comprehensive loss	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	(59,210)	(59,210)
Balances at December 31, 2015	88,100	88	560,242	(172)	(329,083)	231,075
Issuance of common stock upon exercise of stock options and ESPP	590	1	2,103	—	—	2,104
Net issuance of common stock for settlement of RSUs	3,019	3	(10,779)	—	—	(10,776)
Share-based compensation expense	—	—	41,785	—	—	41,785
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(42,245)	(42,245)
Balances at December 31, 2016	91,709	$92	$593,351	$(176)	$(371,328)	$221,939

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(42,245)	$(59,210)	$(64,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Textbook library depreciation expense	9,267	43,553	70,147
Amortization of warrants and deferred loan costs	105	151	187
Other depreciation and amortization expense	14,520	11,511	11,159
Share-based compensation expense	41,785	38,775	36,888
Provision (release) for bad debts	58	(77)	234
Gain on liquidation of textbooks	(670)	(4,326)	(4,555)
Loss from write-offs of textbooks	1,090	5,297	10,534
Deferred income taxes	—	—	(1,291)
Realized gain on sale of securities	(11)	—	(21)
Loss from disposal of property and equipment	—	967	—
Impairment of intangible assets	—	—	1,552
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(127)	712	(1,709)
Prepaid expenses and other current assets	10,039	(27,878)	(2,981)
Other assets	1,437	(592)	(155)
Accounts payable	(728)	(4,236)	5,037
Deferred revenue	(272)	(9,620)	1,657
Accrued liabilities	(9,499)	5,237	7,448
Other liabilities	189	(346)	(898)
Net cash provided by (used in) operating activities	24,938	(82)	68,475
Cash flows from investing activities
Purchases of textbooks	(886)	(32,297)	(112,814)
Proceeds from liquidations of textbooks	25,646	38,260	58,119
Purchases of marketable securities	(7,633)	(35,610)	(70,706)
Proceeds from sale of marketable securities	22,830	350	46,358
Maturities of marketable securities	6,844	47,840	50,700
Purchases of property and equipment	(24,689)	(8,253)	(5,083)
Acquisition of businesses, net of cash acquired	(27,055)	—	(53,872)
Release of cash from escrow	—	—	(52)
Purchase of strategic equity investment	(1,020)	(2,019)	—
Net cash (used in) provided by investing activities	(5,963)	8,271	(87,350)
Cash flows from financing activities
Common stock issued under stock plans, net	2,104	13,696	2,712
Payment of taxes related to the net share settlement of RSUs	(10,779)	(8,710)	(3,980)
Repurchase of common stock	—	(2,263)	(604)
Net cash (used in) provided by financing activities	(8,675)	2,723	(1,872)
Net increase (decrease) in cash and cash equivalents	10,300	10,912	(20,747)
Cash and cash equivalents, beginning of period	67,029	56,117	76,864
Cash and cash equivalents, end of period	$77,329	$67,029	$56,117

Supplemental cash flow data:
Cash paid during the period for:
Interest	$50	$95	$114
Income taxes	$1,094	$827	$625
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,333	$1,771	$5,132
Issuance of common stock related to prior acquisition	$—	$825	$2,585
Accrued deferred cash consideration related to acquisition	$17,378	$—	$—
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to college to career, with a view to improving student outcomes. We help students study more effectively for college admission exams, find the right college to accomplish their goals, get better grades and test scores while in school, and find internships that allow them to gain valuable skills to help them enter the workforce after college. Our student-first connected learning platform offers products and services that help students transition from high school to college to career.

Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2016, December 31, 2015, and December 31, 2014 as 2016, 2015, and 2014, respectively.

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

As of December 31, 2016, we had approximately $0.1 million of restricted cash that consisted of a security deposit for our offices in Oregon and New York. As of December 31, 2015, we had approximately $0.8 million of restricted cash that consisted of a deposit pledged as security for our corporate credit cards and a letter of credit pledged as a security deposit for our headquarters and a sales office. The deposit pledged as security for our corporate credit cards of approximately $0.3 million as of December 31, 2015 is classified in other current assets in our consolidated balance sheets due to the short-term nature of the restriction. The amounts related to the security deposits of approximately $0.1 million and $0.5 million as of December 31, 2016 and 2015, respectively, are classified in other assets in our consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Investments

We hold investments in marketable securities, consisting of corporate securities, commercial paper and agency bonds. We classify our marketable securities as available-for-sale investments that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses are charged against other (expense) income, net when a decline in fair value is determined to be other-than-temporary. We did not record any such impairment charges in the periods presented. We determined realized gains or losses on the sale of marketable securities on a specific identification method, and recorded such gains or losses as other (expense) income, net. For the years ended December 31, 2015 and 2014, the Company's gross realized gains and losses on short-term investments were not significant.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and marketable securities invested in highly liquid instruments in accordance with our investment policy. We place the majority of our cash and cash equivalents and restricted cash with financial institutions in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with financial institutions are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investment-grade marketable securities diversified among security types, industries and issuers. Our investments were held and managed by recognized financial institutions that followed our investment policy with the main objective of preserving capital and maintaining liquidity.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. We had no textbook wholesalers that represented greater than 10% of our net accounts receivable balance as of December 31, 2016 and two textbook wholesalers that represented 16% and 11% of our net accounts receivable balance as of December 31, 2015, respectively. No customers represented over 10% of net revenues in 2016, 2015 or 2014.

Textbook Library

We consider our print textbook library to be a long-term productive asset and, as such, classify it as a non-current asset in our consolidated balance sheets. Cash outflows for the acquisition of our print textbook library, net of changes in related accounts payable and accrued liabilities historically was classified as cash flows from investing activities in our consolidated statements of cash flows. As a result of our strategic partnership with Ingram, since May 1, 2015, Ingram has made all new investments in the print textbook library and we also provided Ingram with extended payment terms through 2016 for the purchase of textbooks, before moving to normal payment terms in January 2017. As such, we have recorded any cash outflows as a result of this partnership as an operating activity in our consolidated statements of cash flows as we are no longer purchasing print textbooks but rather providing extended payments terms to Ingram to facilitate their purchase of new textbooks. Cash inflows received from the liquidation of print textbooks are classified as cash flows from investing activities in our consolidated statements of cash flows, consistent with other long-term asset classification of our existing print textbook library. The gain or loss from the liquidation of print textbooks previously rented is recorded as a component of operating expenses in our consolidated statement of operations and is classified as cash flow from operating activities.

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

Depreciation expense and write-offs of print textbooks are recorded in cost of revenues in our consolidated statements of operations. During 2016, 2015 and 2014, print textbook depreciation expense was approximately $9.3 million, $43.6 million and $70.1 million, respectively, and write-offs were approximately $1.1 million, $5.3 million and $10.5 million, respectively.

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

Depreciation and amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories in our consolidated statements of operations. Depreciation and amortization expense during the years ended December 31, 2016, 2015 and 2014 were approximately $9.9 million, $6.8 million and $6.2 million, respectively.

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

We had no capitalized software development costs as of December 31, 2016 or 2015. During the year ended December 31, 2016, we had no amortization of capitalized software development costs and during the years ended December 31, 2015 and 2014, the amortization of capitalized software development costs totaled approximately $0.5 million in each year.

Goodwill

Goodwill represents the excess of the fair value of consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test on October 1 of 2016 and 2015, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount.

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

Indefinite-Lived Intangibles

We make judgments about the recoverability of purchased indefinite-lived intangible assets at least annually on October 1 or more frequently whenever events or changes in circumstances indicate that an impairment may exist to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We completed our annual impairment test on October 1 of 2016 and 2015, each of which did not result in any impairment.

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

We generate revenues from our Required Materials product line including the rental of print textbooks and eTextbooks and, to a lesser extent, through the sales of print textbooks through our website purchased by us on a just-in-time basis. Rental revenues were historically recognized ratably over the term of the rental period, generally two to five months, for the print textbooks that we owned. As of November 2016, we no longer rent our print textbooks and therefore all revenues from print textbook rentals from this date forward are commission-based. Commission-based print textbook rental revenues are recognized immediately in the period the transaction occurs. Revenues from selling textbooks on a just-in-time basis are recognized upon shipment. We do not hold an inventory of textbooks for sale. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. Shipping costs charged to customers in the sale or rental of textbooks are recorded in revenues and the related expenses are recorded as cost of revenues.

We generate revenues from our Chegg Services product line including our Chegg Study service, our Chegg Tutors service, and our writing tools service that we offer to students. These services are offered to students through monthly or annual subscriptions and we recognize revenues ratably over the respective subscription period. Our Chegg Services also include enrollment marketing services and brand advertising, which we offer either on a subscription or on an a la carte basis. Enrollment marketing services connect colleges and graduate schools with students seeking admission or scholarship opportunities at these institutions. Brand advertising offers brands unique ways to connect with students. Finally, Chegg Services includes our internship services and our Test Prep service currently covering the ACT and SAT exams. Revenues are recognized ratably or as earned over the subscription service, generally one year. Revenues from enrollment marketing services or brand advertising delivered on an a la carte basis, without a subscription, is recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our enrollment marketing services and brand advertising customers with normal credit terms, typically 30 days.

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

We also present our revenues separately for rental, services and sales. Rental revenue includes the rental of print textbooks for which we take title and bear the risk of loss; service revenue includes Chegg Study, Chegg Tutors, our writing tools service, enrollment marketing, brand advertising, eTextbooks, and commissions we earn from Ingram and other e-commerce partners; sale revenue includes just-in-time sale of print textbooks and the sale of other required materials.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues related to our print textbook rentals included print textbook depreciation expense, shipping and other fulfillment costs, the cost of textbooks sold, payment processing costs, write-offs and allowances related to the print textbook library, and all expenses associated with our distribution and customer service centers, including personnel and warehousing costs. The cost of textbooks sold, shipping and other fulfillment costs and payment processing expenses are recognized upon shipment, while print textbook depreciation is recognized under an accelerated method over the life of the textbook. We believe this method most accurately reflects the actual pattern of decline in the economic value of the assets, resulting in higher costs earlier in the textbook lifecycle. Cost of revenues also includes the depreciation of our eTextbook Reader software, publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, enrollment marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing the content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

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

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During years ended December 31, 2016, 2015 and 2014, advertising costs were approximately $18.4 million, $25.0 million, and $22.4 million, respectively.

Share-based Compensation

Share-based compensation expense for stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and employee stock purchase plan (ESPP) are accounted for under the fair value method, which requires us to measure the cost of employee share-based compensation awards based on the grant-date fair value of the award. Share-based compensation expense for stock options and our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model while expense for RSUs and PSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize compensation cost for all share-based compensation awards that are expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the option vesting period. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Strategic Investment

We have entered into an equity investment in a privately-held business to achieve certain strategic business objectives. Our investment in equity securities of this privately-held business is accounted for under the cost method. We periodically review this investment for other-than-temporary declines in fair value based on the specific identification method and write down investments when an other-than-temporary decline has occurred. Any fair value estimates are made based on consideration of the current cash position, recent operational performance, and forecasts of the investees.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(42,245)	$(59,210)	$(64,758)
Denominator:
Weighted-average common shares outstanding	90,534	86,818	83,241
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	—	(36)
Weighted average shares used to compute net loss per share, basic and diluted	90,534	86,818	83,205

Net loss per share, basic and diluted	$(0.47)	$(0.68)	$(0.78)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	10,799	11,446	14,253
RSUs and PSUs	1,239	200	289
Employee stock purchase plan	15	—	—
Warrants to purchase common stock	200	299	996
Total common stock equivalents	12,253	11,945	15,538

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (expense), net in the consolidated statements of operations and were not material during 2016, 2015 or 2014.

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 provides for corrections and improvements for specific areas of Topic 606. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for improvements and practical expedients for specific areas of Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for clarification of two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

ASUs 2016-20, 2016-12, 2016-10, 2016-08, and 2014-09 allow for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We plan to adopt the standard under the modified retrospective application. Each guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt the guidance starting in the first quarter of 2018. We are currently in the process of evaluating the impact this guidance may have on our consolidated financial statements and related disclosures and have initially determined that a potential area of impact subject to further evaluation is our revenue recognition as it relates to our commissions based revenue streams and performance related obligations. We will continue to evaluate the guidance updates as we near our adoption date.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires an entity to explain the change during a period in restricted cash equivalents on the consolidated statements of cash flows and include such amounts when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. Early adoption is permitted, and the guidance requires a retrospective adoption. The guidance is effective for annual periods after December 15, 2017, and we are currently in the process of evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 provides for specific guidance on eight cash flow issues where the previously U.S. GAAP was either unclear or did not include specific guidance. The guidance requires a retrospective application and is effective for annual periods after December 15, 2017, with earlier application permitted as of the beginning of an interim or annual reporting period. We have elected to early adopt this standard which did not result in any changes to the presentation of our consolidated statements of cash flows for the years ended December 31, 2016, 2015, and 2014.

In March 2016 the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, and classification on the statement of cash flows. In addition to these simplifications, ASU 2016-09 also eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Early adoption is permitted and the application of the guidance is different for each update included within ASU 2016-09. The guidance is effective for annual periods after December 15, 2016. We plan to adopt the guidance starting in the first quarter of 2017 and we do not anticipate the provisions in this update to have a material impact on our consolidated financial statements.

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

Note 3. Cash and Cash Equivalents, Investments and Restricted Cash

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, net unrealized loss and fair value as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Cost	Net Unrealized Loss	Fair Value	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$77,329	$—	$77,329	$52,905	$—	$52,905
Money market funds	—	—	—	6,672	—	6,672
Commercial paper	—	—	—	5,453	—	5,453
Corporate securities	—	—	—	600	(1)	599
Agency bond	—	—	—	1,400	—	1,400
Total cash and cash equivalents	$77,329	$—	$77,329	$67,030	$(1)	$67,029
Short-term investments:
Commercial paper	$—	$—	$—	$3,746	$—	$3,746
Corporate securities	—	—	—	10,572	(12)	10,560
Agency bonds	—	—	—	3,494	—	3,494
Total short-term investments	$—	$—	$—	$17,812	$(12)	$17,800
Long-term investments:
Corporate securities	$—	$—	$—	$3,241	$(10)	$3,231
Agency bond	—	—	—	1,001	(3)	998
Long-term corporate securities	$—	$—	$—	$4,242	$(13)	$4,229

Short-term restricted cash	$—	$—	$—	$300	$—	$300
Long-term restricted cash	104	—	104	478	—	478
Total restricted cash	$104	$—	$104	$778	$—	$778

As of December 31, 2016, we did not carry a balance of cash equivalents, short-term or long-term investments. Our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell or whether it is more likely than not it will be required to sell, and the investment before recovery of the investment’s cost basis. During the year ended December 31, 2016, we did not recognize any impairment charges.

Strategic Investment

During the years ended December 31, 2016 and 2015, we invested $1.0 million and $2.0 million, respectively, in a third party to expand our customer reach. Our total investment of $3.0 million is included in other assets on our consolidated balance sheets. We did not record other-than-temporary impairment charges on this investment during the years ended December 31, 2016 and 2015 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

We had no financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2016 and amounts as of December 31, 2015 are classified based on the valuation technique level in the table below (in thousands):

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

Note 5. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

	December 31,
	2016	2015
Textbook library	$33,980	$100,783
Less accumulated depreciation	(31,405)	(71,055)
Textbook library, net	$2,575	$29,728

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Computer and equipment	$1,597	$1,313
Software	4,324	2,591
Furniture and fixtures	2,148	1,652
Leasehold improvements	5,342	4,983
Content	49,725	27,359
Property and equipment	63,136	37,898
Less accumulated depreciation and amortization	(27,831)	(17,927)
Property and equipment, net	$35,305	$19,971

Note 6. Acquisitions

Fiscal Year 2016 Acquisitions

In May 2016, we acquired all of the outstanding interests of Imagine Easy Solutions, LLC (Imagine Easy), a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition will enhance our ability to acquire new students, increase the value of our platform to our existing students, and have a meaningful and positive impact on their outcomes. The total fair value of the purchase consideration was $42.3 million. The purchase consideration included deferred cash consideration of $17.0 million, of which the present value of $16.8 million was recorded as accrued liabilities on our consolidated balance sheet as of December 31, 2016. We will accrete into the deferred cash consideration of $17.0 million until it is paid to the sellers in April 2017. During the year ended December 31, 2016, we recorded accretion expense of $0.4 million through other (expense), income, net on our consolidated statement of operations. Further, the consideration included an escrow and a hold-back amount of $4.2 million and $0.5 million, respectively, for general representations and warranties and potential post-closing adjustments. The escrow amount will be released in July 2017, and the hold-back amount was released during the third quarter of 2016.

In December 2016, we acquired certain assets of RefME Ltd., a privately held online learning company based in London, England, to enhance our already existing portfolio of writing tools. The total fair value of the purchase consideration was $1.8 million. The purchase consideration included deferred cash consideration of $0.8 million, of which $0.2 million was paid out during the year ended December 31, 2016 and the remaining $0.6 million was recorded as accrued liabilities on our consolidated balance sheet as of December 31, 2016 and will be paid out in three quarterly installments in 2017.

The acquisition date fair value of the purchase consideration for the above transactions consisted of the following (in thousands):

Initial cash consideration	$22,007
Net working capital adjustment	200
Fair value of deferred cash consideration	17,127
Escrow	4,200
Hold-back	500
Fair value of purchase consideration	$44,034

Included in the purchase agreement for the acquisition of Imagine Easy are additional contingent payments of up to $18.0 million, of which $3.0 million relates to the achievement of performance conditions for the fiscal year ended 2016. These performance conditions were achieved therefore these payments will be made over the next three years, subject to continued employment of the sellers, and will be expensed ratably as technology and development and general and administrative expense on our consolidated statements of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have accrued $1.0 million as of December 31, 2016 for these contingent payments which is included within accrued liabilities on our condensed consolidated balance sheet.

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of the purchase consideration paid over the fair value of net identifiable assets acquired was recorded as goodwill. Goodwill is primarily attributable to the potential for future product offerings as well as our expanded student reach. The amounts recorded for goodwill are expected to be deductible for tax purposes.

The following table presents the total allocation of purchase consideration recorded in our consolidated balance sheets as of the acquisition date (in thousands):

Cash	$59
Accounts receivable	2,610
Favorable lease acquired	300
Other acquired assets	212
Acquired intangible assets:
Trade names	1,840
Domain names	1,330
Advertiser relationships	6,600
User base	550
Non-compete agreements	508
Developed technology	5,660
Total acquired intangible assets	16,488
Total identifiable assets acquired	19,669
Liabilities assumed	(573)
Net identifiable assets acquired	19,096
Goodwill	24,938
Total fair value of purchase consideration	$44,034

During the year ended December 31, 2016, we incurred $1.1 million of acquisition-related expenses associated with the above acquisitions which have been included in general and administrative expenses in our consolidated statements of operations.

Fiscal Year 2014 Acquisitions

On October 1, 2014, we acquired 100% of the business of internships.com, a division of CareerArc Group, headquartered in Burbank, California. With this acquisition, we aimed to expand our user base and expose new users to our services. We see the acquisition of internships.com as a method to connect the ending of the student life cycle to the beginning of their career. The total fair value of the purchase consideration was $10.0 million in cash, and $1.0 million in stock that was placed into escrow, for indemnification against breaches of general representations and warranties, and was released in the year ended December 31, 2016.

On June 5, 2014, we acquired 100% of the outstanding shares and voting interest of InstaEDU, Inc. (InstaEDU), headquartered in San Francisco, California. With this acquisition, we aimed to expand our digital offerings to help students excel in school by including real time tutoring services. We see the acquisition of InstaEDU as a method to connect the textbook offering and service offerings of Chegg together. The total fair value of the purchase consideration was $31.1 million in cash. This included $4.5 million that was placed into escrow for indemnification against breaches of general representations and warranties, and was released during the year ended December 31, 2015.

On April 9, 2014, we acquired 100% of the outstanding shares and voting interest of The Campus Special, LLC and The Campus Special Food, LLC (together, the Campus Special), headquartered in Duluth, Georgia for a total fair value purchase consideration of $16.0 million, consisting of $14.0 million in cash and 250,000 shares of our common stock, and all of such shares of our common stock were placed in escrow for indemnification against breaches of general representations and warranties that were released during the year ended December 31, 2015, and a fair value contingent consideration of additional shares of common stock, which is payable on the attainment of certain performance metrics in 2014 and 2015. The metrics related to 2014 were not met and as such those shares were not released. The shares associated with the 2015 metrics were released as a result of our exit from the print coupon business.

On March 7, 2014, we acquired certain assets from Bookstep LLC, (Bookstep) to expand our technical resources and research and development capabilities. The total fair value of the purchase consideration was $0.5 million. The acquisition agreement requires us to pay approximately $2.5 million in cash, payable over two years, contingent upon the continuation of services by a certain number of consultants during the period after acquisition. The fair value of these subsequent payments was $2.5 million, which was accounted for as post-combination compensation expense.

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

The amounts recorded for goodwill related to the Bookstep, Campus Special and internships.com transactions are deductible for tax purposes. The amount recorded for goodwill related to the InstaEDU transaction is not deductible for tax purposes.

The pro forma results of operations of the above acquisitions have not been presented as the financial impact to our consolidated statements of operations is not material.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance	$91,301	$91,301
Additions due to acquisitions	24,938	—
Ending balance	$116,239	$91,301

Intangible assets as of December 31, 2016 and December 31, 2015 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(8,245)	$6,832
Customer lists	47	9,970	(3,673)	6,297
Trade names	47	5,513	(1,998)	3,515
Non-compete agreements	30	1,728	(1,249)	479
Master service agreements	21	1,030	(1,005)	25
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(16,170)	$20,748

	December 31, 2015
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	52	$9,417	$(6,702)	$2,715
Customer lists	20	2,820	(2,239)	581
Trade names	48	2,343	(920)	1,423
Non-compete agreements	28	1,220	(832)	388
Master service agreements	21	1,030	(872)	158
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$20,430	$(11,565)	$8,865

During the years ended December 31, 2016, 2015 and 2014, amortization expense related to our acquired intangible assets totaled approximately $4.6 million, $4.8 million and $5.0 million, respectively.

As part of our acquisition of internships.com in October 2014, we acquired an indefinite-lived trade name intangible asset valued at $3.6 million. We will assess this asset for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As of December 31, 2016, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2017	$5,350
2018	4,446
2019	3,510
2020	2,153
2021	815
Thereafter	874
Total	$17,148

Note 8. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Reimbursement from Ingram	$18,759	$28,875
Other	3,500	2,857
Other Current Assets	$22,259	$31,732

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued shipping for cycle returns	$1,334	$3,355
Refund reserve	487	4,538
Taxes payable	2,927	3,913
Accrued deferred cash consideration related to acquisition	17,378	—
Payable to Ingram	8,237	9,965
Other	13,956	13,509
Accrued Liabilities	$44,319	$35,280

Note 9. Debt Obligations

In September 2016, we entered into a revolving line of credit with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. This new line of credit replaced the previous line of credit that expired in August 2016. The Line of Credit matures September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense, plus non-cash stock compensation (net of capitalized interest expense), depreciation expense, amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the Bank of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit.

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

As of December 31, 2016, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 10. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at December 31, 2016 related to our headquarters in Santa Clara, California and our office in San Francisco, California. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $1.9 million, $2.5 million and $3.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.

The aggregate future minimum lease payments as of December 31, 2016, are as follows (in thousands):

2017	$2,001
2018	1,927
2019	1,099
2020	749
2021	317
Thereafter	138
Total	$6,231

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

Note 11. Guarantees and Indemnifications

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2016.

Note 12. Common Stock

We are authorized to issue 400 million shares of common stock, with a par value per share of $0.001. As of December 31, 2016, we have reserved the following shares of common stock for future issuance:

December 31, 2016
Warrants to purchase common stock	200,000
Outstanding stock options	11,333,624
Outstanding RSUs	14,142,109
Shares available for grant under the stock plans	9,574,896
Shares available for issuance under employee stock purchase plan	5,310,428
Total common shares reserved for future issuance	40,561,057

Stock Plans

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2016 there were 9,574,896 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than ten years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our board of directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2016, there were 5,310,428 shares of common stock available for future issuance under the 2013 ESPP.

Note 13. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$172	$262	$617
Technology and development	14,771	11,992	10,451
Sales and marketing	6,124	7,901	11,300
General and administrative	20,718	18,620	14,520
Total share-based compensation expense	$41,785	$38,775	$36,888

Total share-based compensation expense for consultants was $0.5 million, $0.4 million and $0.7 million in the years ended December 31, 2016, 2015 and 2014, respectively. There was no capitalized share-based compensation expense as of December 31, 2016, 2015 or 2014.

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

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	5.50	5.50-6.00	6.07
Expected volatility	56.94%	50.68%-51.69%	55.91%-56.83%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.43%	1.75%-1.86%	1.88%-2.02%
Weighted-average grant-date fair value per share	$2.58	$3.54	$3.82

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

Fair Value of 2013 ESPP

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of rights granted under the 2013 ESPP at the date of grant using the Black-Scholes-Merton option-pricing model. The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	0.50	0.50	0.50
Expected volatility	35.10%-75.74%	36.20%-49.59%	40.54%-46.42%
Dividend yield	—%	—%	—%
Risk-free interest rate	0.38%-0.62%	0.09%-0.31%	0.05%-0.07%
Weighted-average grant-date fair value per share	$1.79	$1.98	$1.68

There were 467,979 shares purchased under the 2013 ESPP for the year ended December 31, 2016 at an average price per share of $3.76 with cash proceeds from the issuance of shares of $1.8 million.

There were 419,137 shares purchased under the 2013 ESPP for the year ended December 31, 2015 at an average price per share of $5.81 with cash proceeds from the issuance of shares of $2.4 million.

Stock Option Activity

Stock option activity under our equity incentive plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	12,415,492	$8.68	6.24	$5,082,489
Granted	232,700	5.00
Exercised	(121,538)	2.81
Canceled	(1,193,030)	9.31
Balance at December 31, 2016	11,333,624	$8.60	5.22	$6,608,611

As of December 31, 2016
Options exercisable	10,818,738	$8.64	5.07	$6,004,970
Options vested and expected to vest	11,299,893	$8.60	5.21	$6,569,584

The total intrinsic value of options exercised during 2016, 2015 and 2014, was approximately $0.6 million, $3.2 million and $3.1 million, respectively.

As of December 31, 2016, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $1.6 million, which will be recognized over a weighted-average vesting period of approximately 0.7 years.

We recognize only the portion of the stock options granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	13,270,650	$6.38
Granted	10,307,836	4.62
Released	(5,104,641)	6.37
Canceled	(4,331,736)	6.06
Balance at December 31, 2016	14,142,109	$5.20

2014 PSU Grants

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

In June 2014, we granted PSUs under the 2013 Plan to the employees of InstaEDU, which were based on achieving certain revenue targets in 2014 and 2015. The target number of shares underlying the PSUs that were granted to certain employees of our InstaEDU acquisition during the year ended December 31, 2014 totaled 2,280,081 and had a weighted average grant date fair value of $6.00 per share. As of December 31, 2015, metrics related to the 2014 and 2015 periods were not achieved and the shares were canceled following the attainment certification by our compensation committee.

2015 PSU Grants

In February 2015, we granted PSUs under the 2013 Plan to certain of our key employees (the February 2015 grants). The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the 2015 Performance Period) and 2016 (the 2016 Performance Period). Based on the achievement of the performance conditions during the 2015 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2015 Performance Period based on a specified objective formula approved by the Compensation Committee of the Board of Directors (the Compensation Committee). The PSUs related to the 2015 Performance Period vest annually over a one or three year period depending on the employee, with the initial vesting occurring in February 2016. In March 2016, the financial and strategic performance targets were set by the Compensation Committee for the 2016 Performance Period for the February 2015 grants. Based on the achievement of the performance conditions during the 2016 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2016 Performance Period based on a specified objective formula approved by the Compensation Committee. The PSUs related to the 2016 Performance Period vest over a one year period with vesting occurring in March 2017.

During the year ended December 31, 2016, the Compensation Committee approved a modification of the performance targets related to the 2015 Performance Period of the February 2015 grant for 26 employees. As a result of the modification, we recorded an expense of $1.5 million during the year ended December 31, 2016.

The number of shares underlying the PSUs granted during the year ended December 31, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. During the year ended December 31, 2016, 688,464 shares were released relating to the 2015 Performance Period. As of December 31, 2016, we expect a significant portion of the remaining PSUs related to the 2016 Performance Period to vest.

2016 PSU Grants

In March 2016, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2016. Based on the achievement of the performance conditions for the March 2016 grant, the final settlement met the minimum threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three year period depending on the employee, with the initial vesting occurring in March 2018.

The number of shares underlying the PSUs granted during the year ended December 31, 2016 totaled 2,377,842 shares and had a weighted average grant date fair value of $4.32 per share. As of December 31, 2016, we expect a significant portion of these PSUs to vest.

As of December 31, 2016, we had a total of approximately $36.2 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.9 years.

Stock Warrants

As of December 31, 2016, we had a total of 200,000 common stock warrants exercisable at a weighted average exercise price of $12.00.

No common stock warrants were exercised in the year ended December 31, 2016. During the year ended December 31, 2015, 795,549 common stock warrants were exercised at a weighted average exercise price of $4.12. During the year ended December 31, 2014, 122,733 common stock warrants were exercised at a weighted average exercise price of $0.82.

Note 14. Income Taxes

We recorded an income tax provision of approximately $1.7 million, $1.5 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The income tax provision for the year ended December 31, 2016 was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The income tax provision for year ended December 31, 2015 was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The income tax provision for the year ended December 31, 2014 was primarily the result of foreign and state income taxes offset by the release of valuation allowance of $1.3 million resulting from our acquisition of InstaEDU.

Our income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income taxes:
Federal	$(18)	$—	$—
State	321	263	304
Foreign	959	778	871
Total current income taxes	1,262	1,041	1,175

Deferred income taxes:
Federal	503	484	(1,003)
State	48	56	33
Foreign	(106)	(102)	(19)
Total deferred income taxes	445	438	(989)
Total income tax provision	$1,707	$1,479	$186

Loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(42,687)	$(59,376)	$(65,930)
Foreign	2,149	1,645	1,358
Total	$(40,538)	$(57,731)	$(64,572)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Year Ended December 31,
	2016	2015	2014
Income tax at U.S. statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	1.7	3.7	5.1
Share-based compensation	(9.1)	(7.0)	(6.5)
Non-deductible expenses	(0.2)	(0.2)	(0.4)
Other	(1.4)	—	(0.5)
Change in valuation allowance	(29.2)	(33.1)	(32.0)
Total	(4.2)%	(2.6)%	(0.3)%

A summary of our deferred tax assets is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Accrued expenses and reserves	$5,069	$7,351
Share-based compensation	23,864	21,676
Deferred revenue	1,085	1,488
Net operating loss carryforwards	73,708	58,664
Property and equipment, textbooks and intangibles assets	5,168	7,577
Other items	1,407	1,612
Gross deferred tax assets	110,301	98,368
Valuation allowance	(110,045)	(98,209)
Total deferred tax assets	256	159

Deferred tax liabilities:
Intangible asset	(1,413)	(862)
Total deferred tax liabilities	(1,413)	(862)

Net deferred tax liability	$(1,157)	$(703)

At December 31, 2016 and 2015 the deferred tax liability is created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability cannot be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $11.8 million and $19.1 million during 2016 and 2015, respectively.

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $200.7 million and $151.5 million, respectively, which will begin to expire in years beginning 2028 and 2017, respectively.

As of December 31, 2016, we had tax credit carryforwards for federal and state income tax purposes of approximately $3.5 million and $4.3 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As of December 31, 2016 and 2015, we have permanently reinvested approximately $6.0 million and $4.4 million of earnings from our international subsidiaries, respectively, and have not provided for U.S. federal income and foreign withholding taxes. If we were to distribute these earnings, such earnings could be subject to income or other taxes upon repatriation. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

During the year ended December 31, 2016, we settled an audit relating to an examination by the tax authorities in India for the fiscal filing period ending March 31, 2012 for which we had received a notice of adjustment relating to our transfer pricing between the US and our Indian subsidiary. Also, the fiscal filing periods ending March 31, 2013 and 2014 were settled with no adjustment. Additionally, during the year ended December 31, 2016 we were informed that we would be under examination by the tax authorities in India for the fiscal filing period ending March 31, 2015.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During 2016 we recognized a decrease of $18 thousand and an increase during 2015 and 2014 of $0.1 million and $0.1 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2016 and 2015 were approximately $0.6 million and $0.7 million, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2016 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$4,849	$4,272	$2,994
Increase in tax positions for prior years	478	82	406
Decrease in tax positions for prior years	(855)	(416)	(284)
Decrease in tax positions for prior year settlement	(32)	(61)	—
Decrease in tax positions for prior years due to statutes lapsing	(76)	—	—
Increase in tax positions for current year	595	948	1,172
Change due to translation of foreign currencies	(77)	24	(16)
Ending balance	$4,882	$4,849	$4,272

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.5 million for the year ended December 31, 2016. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Note 15. Restructuring (Credits) Charges

2015 Restructuring Plan

During the year ended December 31, 2016, we recorded restructuring credits of $0.4 million primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. During the year ended December 31, 2015, we recorded restructuring charges of $4.9 million related to our exits from our print coupon business and our Kentucky warehouse. The charges during the year ended December 31, 2015 included one-time employee termination benefits for 71 employees of $1.9 million and lease termination and other costs of $3.0 million. As a result of our strategic partnership with Ingram, we have successfully exited our warehouse facilities in the year ended December 31, 2015. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2015	$—	$—	$—
Restructuring charges	1,885	2,983	4,868
Cash payments	(1,830)	(675)	(2,505)
Write-offs	—	(317)	(317)
Other	—	472	472
Balance at December 31, 2015	$55	$2,463	$2,518
Restructuring credits	—	(423)	(423)
Cash payments	(55)	(1,734)	(1,789)
Balance at December 31, 2016	$—	$306	$306

As of December 31, 2016, the $0.3 million liability was comprised of a short-term accrual of $0.1 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on the consolidated balance sheet.

Note 16. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2016, 2015 and 2014, we had purchases of $3.1 million, $2.9 million and $0.9 million, respectively, from Adobe. We had no revenues in the year ended December 31, 2016 and $0.1 million and $1.0 million in revenues in the years ended December 31, 2015 and 2014, respectively, from Adobe. We had $0.3 million and $0.4 million in payables as of December 31, 2016 and 2015, respectively, to Adobe. We had no outstanding accounts receivables as of December 31, 2016 and 2015 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the years ended December 31, 2016, 2015 and 2014, we had purchases of $10.2 million, $11.5 million and $12.4 million, respectively, from Cengage.  We had $0.6 million and $0.1 million in revenues from Cengage in the years ended December 31, 2016 and 2015, respectively, and no revenues in 2014. We had an immaterial amount in payables as of December 31, 2016 and 2015 to Cengage. We had $0.1 million in outstanding accounts receivables as of December 31, 2016 and no outstanding accounts receivables as of December 31, 2015 from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the years ended December 31, 2016 and 2015, we had purchases of $0.6 million and $0.1 million, respectively, from Groupon and an immaterial amount in 2014. We had no revenues in the years ended December 31, 2016, 2015 and 2014 from Groupon. We had an immaterial amount in payables as of December 31, 2016 and 2015 to Groupon. We had no outstanding accounts receivables as of December 31, 2016 and 2015 from Groupon.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the years ended December 31, 2016 and 2015, we had purchases of $0.2 million and $0.1 million, respectively, of services from Synack.

Transactions with the above related parties have been conducted on an arms-length basis and the terms of our contracts are consistent with our contracts with other independent parties.

Note 17. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During 2016, 2015 and 2014, our matching contributions totaled approximately $0.9 million, $0.8 million, and $0.8 million, respectively.

Note 18. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reporting segment and operating unit structure.

Product Information

We derive our revenues from our Chegg Services and Required Materials product lines. Chegg Services includes our products and services we provide to supplement the requirements and help students with their coursework as well as our marketing services which help to complete our offering of services to students. Required Materials includes all products that are essential for students to meet the requirements of their coursework. Chegg Services includes Chegg Study, Chegg Tutors, Writing Tools (newly acquired in May 2016), Enrollment Marketing, Brand Partnership, Internships, and Test Prep. Required Materials includes the rental and sale of print textbooks, our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials and the commissions earned through our Ingram partnership.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands):

	December 31,
	2016	2015	2014
Chegg Services	$129,335	$94,285	$68,117
Required Materials	124,755	207,088	236,717
Total net revenues	$254,090	$301,373	$304,834

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenues information is based on the location of the customer. In 2016, 2015 and 2014, substantially all of our revenues and long-lived assets are located in the United States.

Note 19. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total net revenues	$66,654	$53,036	$71,343	$63,057
Gross profit	$27,731	$31,629	$32,644	$42,485
Net loss	$(15,685)	$(9,008)	$(16,063)	$(1,489)
Weighted average shares used to compute net loss per share, basic and diluted	89,118	90,416	91,059	91,526
Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.17)	$(0.02)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total net revenues	$84,872	$67,061	$81,286	$68,154
Gross profit	$19,379	$30,805	$19,566	$41,774
Net (loss) income	$(28,542)	$(10,131)	$(24,167)	$3,630
Weighted average shares used to compute net (loss) income per share:
Basic	84,794	86,741	87,706	87,993
Diluted	84,794	86,741	87,706	93,225
Net (loss) income per share:
Basic	$(0.34)	$(0.12)	$(0.28)	$0.04
Diluted	$(0.34)	$(0.12)	$(0.28)	$0.04

We recorded restructuring credits of $0.1 million, $0.1 million, $0.2 million and $44 thousand in the three months ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively. We recorded restructuring charges of $1.6 million, $0.3 million, $0.5 million and $2.5 million in the three months ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the December 31, 2016 consolidated financial statements and constituted approximately 1% of total assets as of December 31, 2016, and approximately 4% of total net revenues for the year then ended December 31, 2016. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because, as an “emerging growth company” under the JOBS Act, we are exempt from the requirement to obtain an attestation report from our registered public accounting firm.

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2016, 2015 and 2014
	Balance at Beginning of Year	Provision (Release) for Bad Debts	Net (Write-offs) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2016	$378	$58	$—	$436
2015	$559	$(77)	$(104)	$378
2014	$317	$234	$8	$559

	Years Ended December 31, 2016, 2015 and 2014
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund Reserve
2016	$4,538	$26,373	$(30,424)	$487
2015	$6,174	$39,919	$(41,555)	$4,538
2014	$330	$54,434	$(48,590)	$6,174

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
February 22, 2017	By:	/S/ DAN ROSENSWEIG
Dan Rosensweig
President, Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Dan Rosensweig, Andrew Brown and Dave Borders Jr., and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Chairman	February 22, 2017
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 22, 2017
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller	February 22, 2017
Robin Tomasello	(Principal Accounting Officer)

/S/ JEFFREY HOUSENBOLD	Director	February 22, 2017
Jeffrey Housenbold

/S/ RENEE BUDIG	Director	February 22, 2017
Renee Budig

	Director	February 22, 2017
Marne Levine

/S/ RICHARD SARNOFF	Director	February 22, 2017
Richard Sarnoff

	Director	February 22, 2017
Ted Schlein

/S/ JOHN YORK	Director	February 22, 2017
John York

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of the Registrant effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Restated Bylaws of the Registrant effective November 13, 2013	10-K	001-36180	3/4/16	3.02
4.01	Form of Registrant’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 7, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-190616	08/14/13	4.02
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and the Registrant, dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and the Registrant, dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and the Registrant, dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and the Registrant, dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.10*	Offer Letter between Jenny Brandemuehl and the Registrant, dated January 9, 2013					X
10.13	Lease between Silicon Valley CA-I, LLC and the Registrant, dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.14	Commencement Date Memorandum between Silicon Valley CA-I, LLC and the Registrant, dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.15	Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.16
10.16	Amendment to Lease, dated as of May 13, 2011, amended the Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.17
10.17†	2015 Inventory Purchase and Consignment Agreement dated April 3, 2015, by and among Ingram Hosting Holdings Inc., the Company and Ingram Book Group Inc.	10-Q	001-36180	08/06/15	10.01
10.19	Interest Purchase Agreement by and among Chegg Inc., and Imagine Easy Solutions, LLC and the Sellers, dated as of April 28, 2016.	8-K	001-36180	5/2/16	99.03
10.20	Credit Agreement dated September 21, 2016 by and between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	9/22/16	99.1
21.01	List of subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm	X
24.01	Power of Attorney (included on signature page hereto)	X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X

†	Confidential treatment has been granted for portions of this exhibit by the SEC.
*	Indicates a management contract or compensatory plan.
**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.