Form 10-Q
period 2017-03-31
CHEGG, INC
filed 2017-05-01
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

•
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of April 28, 2017, the Registrant had 94,451,185 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

“Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “Research Ready,” “EasyBib” and “#1 In Textbook Rentals,” are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	March 31, 2017	December 31, 2016
Assets	(unaudited)	*
Current assets
Cash	$70,294	$77,329
Accounts receivable, net of allowance for doubtful accounts of $190 and $436 at March 31, 2017 and December 31, 2016, respectively	8,787	10,451
Prepaid expenses	8,197	2,579
Other current assets	16,637	21,014
Total current assets	103,915	111,373
Textbook library, net	—	2,575
Property and equipment, net	36,778	35,305
Goodwill	116,239	116,239
Intangible assets, net	19,345	20,748
Other assets	4,699	4,412
Total assets	$280,976	$290,652
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,261	$5,175
Deferred revenue	18,106	14,836
Accrued liabilities	41,005	44,319
Total current liabilities	62,372	64,330
Long-term liabilities
Total other long-term liabilities	4,542	4,383
Total liabilities	66,914	68,713
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 94,244,990 and 91,708,839 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	94	92
Additional paid-in capital	591,774	593,351
Accumulated other comprehensive loss	(77)	(176)
Accumulated deficit	(377,729)	(371,328)
Total stockholders' equity	214,062	221,939
Total liabilities and stockholders' equity	$280,976	$290,652
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2016.
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues:
Rental	$—	$14,564
Services	62,602	39,752
Sales	—	12,338
Total net revenues	62,602	66,654
Cost of revenues:
Rental	—	13,513
Services	21,396	13,875
Sales	—	11,535
Total cost of revenues	21,396	38,923
Gross profit	41,206	27,731
Operating expenses:
Technology and development	19,302	16,958
Sales and marketing	15,964	14,446
General and administrative	15,342	12,666
Restructuring charges (credits)	900	(44)
Gain on liquidation of textbooks	(4,766)	(1,005)
Total operating expenses	46,742	43,021
Loss from operations	(5,536)	(15,290)
Interest expense and other (expense) income, net:
Interest expense, net	(19)	(60)
Other (expense) income, net	(199)	65
Total interest expense and other (expense) income, net	(218)	5
Loss before provision for income taxes	(5,754)	(15,285)
Provision for income taxes	647	400
Net loss	$(6,401)	$(15,685)
Net loss per share, basic and diluted	$(0.07)	$(0.18)
Weighted average shares used to compute net loss per share, basic and diluted	92,830	89,118
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(6,401)	$(15,685)
Other comprehensive income:
Change in unrealized gain on available for sale investments	—	33
Change in foreign currency translation adjustments, net of tax	99	35
Other comprehensive income	99	68
Total comprehensive loss	$(6,302)	$(15,617)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,401)	$(15,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Textbook library depreciation expense	—	4,496
Other depreciation and amortization expense	4,389	2,577
Share-based compensation expense	8,278	11,270
Gain on liquidation of textbooks	(4,766)	(1,005)
Loss from write-offs of textbooks	314	224
Other non-cash items	(46)	23
Change in assets and liabilities:
Accounts receivable	1,947	2,161
Prepaid expenses and other current assets	(1,241)	(16,816)
Other assets	(287)	258
Accounts payable	(1,139)	(1,609)
Deferred revenue	3,270	11,798
Accrued liabilities	(3,743)	(16,760)
Other liabilities	260	(165)
Net cash provided by (used in) operating activities	835	(19,233)
Cash flows from investing activities
Purchases of textbooks	—	(442)
Proceeds from liquidations of textbooks	6,943	6,120
Purchases of marketable securities	—	(7,633)
Proceeds from sale of marketable securities	—	550
Maturities of marketable securities	—	6,244
Purchases of property and equipment	(4,770)	(4,800)
Acquisition of business	(188)	—
Net cash provided by investing activities	1,985	39
Cash flows from financing activities
Common stock issued under stock plans, net	2,763	—
Payment of taxes related to the net share settlement of RSUs	(12,618)	(6,331)
Net cash used in financing activities	(9,855)	(6,331)
Net decrease in cash and cash equivalents	(7,035)	(25,525)
Cash and cash equivalents, beginning of period	77,329	67,029
Cash and cash equivalents, end of period	$70,294	$41,504

Supplemental cash flow data:
Cash paid during the period for:
Interest	$30	$19
Income taxes	$388	$402
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,022	$2,310
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017 and our results of operations and cash flows for the three months ended March 31, 2017 and 2016. Our results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2016 as 2016.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Except for our textbook library, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

We no longer consider our textbook library to be a significant accounting policy as we no longer have a balance as of March 31, 2017.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $0.4 million of sales revenues and $0.4 million of sales cost of revenues have been reclassified to services revenues and services cost of revenues, respectively, on our condensed consolidated statements of operations for the three months ended March 31, 2016. Additionally, we have reclassified $1.2 million from other current assets to accounts receivable on our condensed consolidated balance sheet as of December 31, 2016. These changes in presentation do not affect previously reported results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Recent Accounting Pronouncements

Except for the following accounting pronouncements, there have been no material changes to recent accounting pronouncements as compared to recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2016.

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods after December 15, 2019, and we are currently in the process of evaluating the impact of this guidance.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether a transaction should be account for as acquisitions of assets or businesses. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods after December 15, 2017, and we are currently in the process of evaluating the impact of this guidance.

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

ASUs 2016-20, 2016-12, 2016-10, 2016-08, and 2014-09 allow for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We plan to adopt the standard under the modified retrospective application. Each guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt the guidance starting in the first quarter of 2018. We are currently in the process of evaluating the impact this guidance may have on our consolidated financial statements, accounting policies, and related disclosures and have initially determined that potential areas of impact, subject to further evaluation, is our revenue recognition as it relates to our commissions based revenue streams and performance related obligations. We will continue to evaluate the guidance updates as we near our adoption date.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide for simplification involving several aspects of the accounting for share-based payment transactions. The new standard requires excess tax benefits and tax deficiencies to be recorded in our consolidated statements of operations as a component of provision for income taxes when stock awards vest or are settled and an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the consolidated statements of cash flows. The standard also allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting.

We have adopted this standard in the first quarter of 2017 with the adoption having no impact to our consolidated financial statements. The requirement to record excess tax benefits and deficiencies in our consolidated statements of operations as a component of provision of income taxes when stock awards vest or are settled does not impact our provision of income taxes as we currently have a full valuation allowance recorded against our deferred tax assets related to share-based compensation. Additionally, we have elected to continue to recognize share-based compensation expense net of estimated forfeitures. We have not recorded an adjustment to retained earnings to reflect the modified retrospective adoption of this standard update as neither of these updates change the accounting of the prior period financial results.

We have elected to adopt the elimination of the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the condensed consolidated statements of cash flows prospectively and therefore prior periods have not been adjusted. Further, there was no change related to the requirement that all payments made to tax authorities on an employees' behalf for withheld shares be presented as a financing activity on the consolidated statements of cash flows as we have always recorded such amounts as a financing activity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted, and the guidance requires a modified retrospective adoption. The guidance is effective for annual periods after December 15, 2018 and we plan to adopt the guidance starting in the first quarter of 2019. We are currently in the process of evaluating the impact of this guidance.

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, restricted stock units (RSUs), and performance-based restricted stock units (PSUs), to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(6,401)	$(15,685)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	92,830	89,118

Net loss per share, basic and diluted	$(0.07)	$(0.18)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	7,975	11,170
RSUs and PSUs	1,888	3,011
Employee stock purchase plan	—	85
Warrants to purchase common stock	200	200
Total common stock equivalents	10,063	14,466

Note 3. Restricted Cash and Strategic Investment

As of March 31, 2017 and December 31, 2016, we did not carry a balance of cash equivalents, short-term or long-term investments.

As of March 31, 2017 and December 31, 2016, we had approximately $0.5 million and $0.1 million, respectively, of restricted cash that consists of security deposits for our offices. These amounts are classified in other assets in our condensed consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our condensed consolidated balance sheets. We did not record other-than-temporary impairment charges on this investment during the three months ended March 31, 2017 and 2016 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

Note 4. Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016 consist of the following (in thousands, except the weighted-average amortization period):

	March 31, 2017
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(8,702)	$6,375
Customer lists	47	9,970	(4,163)	5,807
Trade names	47	5,513	(2,358)	3,155
Non-compete agreements	30	1,728	(1,320)	408
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(17,573)	$19,345

	December 31, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(8,245)	$6,832
Customer lists	47	9,970	(3,673)	6,297
Trade names	47	5,513	(1,998)	3,515
Non-compete agreements	30	1,728	(1,249)	479
Master service agreements	21	1,030	(1,005)	25
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(16,170)	$20,748

During the three months ended March 31, 2017 and 2016, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $0.6 million, respectively.

As of March 31, 2017, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2017	$3,947
2018	4,446
2019	3,510
2020	2,153
2021	815
Thereafter	874
Total	$15,745

Note 5. Debt Obligations

In September 2016, we entered into a revolving line of credit with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. This new line of credit replaced the previous line of credit that expired in August 2016. The Line of Credit matures September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense, plus non-cash stock compensation (net of capitalized interest expense), plus depreciation expense, plus amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the lender of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit. As of March 31, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 6. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at March 31, 2017 are related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our office in India. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.7 million and $0.4 million in the three months ended March 31, 2017 and 2016, respectively.

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

Note 7. Guarantees and Indemnifications

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2017.

Note 8. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$67	$28
Technology and development	3,241	4,126
Sales and marketing	1,126	1,893
General and administrative	3,844	5,223
Total share-based compensation expense	$8,278	$11,270

There was no capitalized share-based compensation expense as of March 31, 2017 or 2016.

Stock Option Activity

There were no stock option awards granted to employees, consultants, officers or directors during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, our total unrecognized share-based compensation expense related to stock options was approximately $1.0 million, which will be recognized over a weighted-average vesting period of approximately 0.5 years.

RSU and PSU Activity

Activity for restricted stock units (RSUs) and performance-based restricted stock units (PSUs) is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	14,142,109	$5.20
Granted	3,726,157	8.07
Released	(3,794,393)	5.65
Canceled	(390,656)	5.02
Balance at March 31, 2017	13,683,217	$5.87

As of March 31, 2017, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $63.8 million, which will be recognized over the remaining weighted-average period of approximately 2.3 years.

Note 9. Income Taxes

We recorded an income tax provision of approximately $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets.

Note 10. Restructuring Charges (Credits)

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where NRCCUA will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital enrollment marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated, resulting in one-time workforce reduction costs of $0.8 million and lease termination and other costs of $0.1 million recorded during the three months ended March 31, 2017. We expect costs incurred to date related to this workforce reduction to be fully paid within 12 months.

2015 Restructuring Plan

Restructuring credits recorded in 2016 of $0.4 million primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space in our Kentucky warehouse. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2016	$—	$—	$55	$2,463	$2,518
Restructuring credits	—	—	—	(423)	(423)
Cash payments	—	—	(55)	(1,734)	(1,789)
Balance at December 31, 2016	—	—	—	306	306
Restructuring charges (credits)	844	98	—	(42)	900
Cash (payments) receipts	(463)	(98)	—	25	(536)
Balance at March 31, 2017	$381	$—	$—	$289	$670

As of March 31, 2017, the $0.7 million liability was comprised of a short-term accrual of $0.5 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on the condensed consolidated balance sheets.

Note 11. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three months ended March 31, 2017 and March 31, 2016, we had purchases of $0.5 million and $1.0 million, respectively, from Adobe. We had no revenues in the three months ended March 31, 2017 and March 31, 2016, respectively, from Adobe. We had $0.7 million and $0.3 million in payables as of March 31, 2017 and December 31, 2016, respectively, to Adobe. We had no outstanding accounts receivables as of March 31, 2017 and December 31, 2016 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three months ended March 31, 2017 and March 31, 2016, we had purchases of $3.5 million and $4.0 million, respectively, from Cengage.  We had $0.4 million of revenues in the three months ended March 31, 2017 and no revenues in the three months ended March 31, 2016 from Cengage. We had an immaterial amount in payables as of March 31, 2017 and December 31, 2016 to Cengage. We had $0.1 million in outstanding receivables as of March 31, 2017 and December 31, 2016 from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the three months ended March 31, 2017 and March 31, 2016, we had purchases of $0.1 million and $0.2 million, respectively, from Groupon.  We had no revenues in the three months ended March 31, 2017 and March 31, 2016 from Groupon. We had no amounts in payables as of March 31, 2017 and an immaterial amount in payables December 31, 2016 to Groupon. We had no outstanding accounts receivables as of March 31, 2017 and December 31, 2016 from Groupon.

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

Students subscribe to our digital products and services, which we collectively refer to as Chegg Services. These include Chegg Study, Chegg Tutors, Writing Tools (acquired in May 2016), Enrollment Marketing, Brand Partnership, Internships, and Test Prep. Our Chegg Study service provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. When students need help creating citations for their papers, they can use one of our Writing Tools properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe, and NormasAPA. Through our strategic partnership with NRCCUA, we match domestic and international students with colleges, in the United States, to help them find the best fit school for them. We provide access to internships to help students gain skills and experiences that are critical to securing their first job. We provide high school students with an online adaptive test preparation service currently covering the ACT and SAT exams. Through our strategic partnership with Ingram Content Group (Ingram), we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new.

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

During the three months ended March 31, 2017 and 2016, we generated net revenues of $62.6 million and $66.7 million, respectively, and in the same periods had net losses of $6.4 million and $15.7 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, and the development of additional products and services that serve students.

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

Chegg Services

Our Chegg Services for students primarily includes our Chegg Study service, our Chegg Tutors service, and our writing tools service. We offer enrollment marketing services to colleges, through our strategic partnership with NRCCUA, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Proctor & Gamble, Starbucks, The Truth, Microsoft, Best Buy, DirectTV, Bare Escentuals, and Shutterfly, to provide students with discounts, promotions, and other products that, based on student feedback, delight them. For example, for Proctor & Gamble, we inserted free laundry care samples and for Starbucks, we inserted free drinks in our textbook rental shipments to students. All of our brand advertising services and the discounts, promotions, and other products provided to students are paid for by the brands. We additionally provide internship services and our Test Prep service currently covering the ACT and SAT exams.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 66% and 38% of net revenues during the three months ended March 31, 2017 and 2016, respectively.

Required Materials

Our Required Materials product line includes commissions from partners, such as Ingram and textbook publishers, on the rental and sale of print textbooks, as well as revenues from eTextbooks. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers as of March 31, 2017. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental.

We also use our website to rent and sell, on behalf of Ingram and textbook publishers, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 34% and 62% of net revenues during the three months ended March 31, 2017 and 2016, respectively.

Strategic Partnership with Ingram

Our strategic partnership with Ingram has helped to accelerate the growth of our Chegg Services products by allowing us to utilize capital otherwise spent on the purchase of print textbooks, and at the same time allowing us to maintain our leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that allows us to focus exclusively on eTextbooks and Chegg Services. Under the agreement, since May 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. As a result of our strategic partnership with Ingram, our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using print textbooks for which Ingram has title and risk of loss. This partnership allows us to reduce and eliminate the operating expenses we historically incurred to acquire and maintain a print textbook library. We will continue to buy used books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost.

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
The variable expenses associated with our shipments of print textbooks and marketing activities historically were highest in the first and third quarters as shipping and other fulfillment costs and marketing expenses are expensed when incurred, generally at the beginning of academic terms. However, these variable expenses related to the shipments of print textbooks have decreased as we have completely transitioned the shipping and fulfillment activities related to print textbooks to Ingram.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2017		2016
Net revenues:
Rental	$—	—%	$14,564	22%
Services	62,602	100	39,752	60
Sales	—	—	12,338	18
Total net revenues	62,602	100	66,654	100
Cost of revenues(1):
Rental	—	—	13,513	20
Services	21,396	34	13,875	21
Sales	—	—	11,535	17
Total cost of revenues	21,396	34	38,923	58
Gross profit	41,206	66	27,731	42
Operating expenses(1):
Technology and development	19,302	31	16,958	25
Sales and marketing	15,964	26	14,446	22
General and administrative	15,342	25	12,666	19
Restructuring charges (credits)	900	1	(44)	—
Gain on liquidation of textbooks	(4,766)	(8)	(1,005)	(1)
Total operating expenses	46,742	75	43,021	65
Loss from operations	(5,536)	(9)	(15,290)	(23)
Total interest expense and other (expense) income, net	(218)	—	5	—
Loss before provision for income taxes	(5,754)	(9)	(15,285)	(23)
Provision for income taxes	647	(1)	400	(1)
Net loss	$(6,401)	(10)%	$(15,685)	(24)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$67		$28
Technology and development	3,241		4,126
Sales and marketing	1,126		1,893
General and administrative	3,844		5,223
Total share-based compensation expense	$8,278		$11,270

Three Months Ended March 31, 2017 and 2016

Net Revenues

Net revenues in the three months ended March 31, 2017 decreased $4.1 million, or 6%, compared to the same period in 2016. Rental revenues decreased $14.6 million, or 100%, while services revenues increased $22.9 million, or 57%, and sales revenues decreased $12.3 million, or 100%.

The decrease in rental revenues and sales revenues during the three months ended March 31, 2017 was due to our strategic partnership with Ingram. As a result of our strategic partnership, our rental revenues and sales revenues are classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental or sale transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues or sales revenues from transactions using our print textbooks. The increase in services revenues during the three months ended March 31, 2017 was driven primarily from growth across our other offerings for students which included increased revenues from our Chegg Study service and Writing Tools service (acquired in May 2016) as well as an increase in the commissions earned from Ingram.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Chegg Services	$41,035	$25,556	$15,479	61%
Required Materials	21,567	41,098	(19,531)	(48)%
Total net revenues	$62,602	$66,654	$(4,052)	(6)%

Chegg Services revenues increased $15.5 million, or 61%, in the three months ended March 31, 2017, compared to the same period in 2016 due to growth in new memberships for our Chegg Study service and revenues from our Writing Tools service. Chegg Services revenues represented 66% and 38% of total net revenues during the three months ended March 31, 2017 and 2016, respectively. Required Materials revenues decreased $19.5 million, or 48%, in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to our strategic partnership with Ingram. Our Required Materials revenues are primarily comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues represented 34% and 62% of total net revenues during the three months ended March 31, 2017 and 2016, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Cost of revenues(1)	$21,396	$38,923	$(17,527)	(45)%

(1) Includes share-based compensation expense of:	$67	$28	$39	139%

Cost of revenues in the three months ended March 31, 2017 decreased by $17.5 million, or 45%, compared to the same period in 2016. The decrease was primarily due to a decrease in textbook depreciation of $4.5 million, lower order fulfillment costs of $5.9 million, and lower cost of print textbooks sold of $10.1 million. These savings were partially offset by higher amortization of digital content of $1.8 million and higher employee-related expenses of $0.4 million. As a result, gross margins increased to 66% in the three months ended March 31, 2017, from 42% in the three months ended March 31, 2016.

The decreases in cost of revenues and improvement in total gross margins in the three months ended March 31, 2017 compared to the same period in 2016 resulted primarily from Ingram's fulfillment of print textbook rental and sale orders.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Technology and development(1)	$19,302	$16,958	$2,344	14%
Sales and marketing(1)	15,964	14,446	1,518	11
General and administrative(1)	15,342	12,666	2,676	21
Restructuring charges (credits)	900	(44)	944	n/m
Gain on liquidation of textbooks	(4,766)	(1,005)	(3,761)	374
Total operating expenses	$46,742	$43,021	$3,721	9%

(1) Includes share-based compensation expense of:
Technology and development	$3,241	$4,126	$(885)	(21)%
Sales and marketing	1,126	1,893	(767)	(41)
General and administrative	3,844	5,223	(1,379)	(26)
Share-based compensation expense	$8,211	$11,242	$(3,031)	(27)%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended March 31, 2017 increased $2.3 million, or 14%, compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses, web hosting and software licensing fees, and outside services of $1.5 million, $1.1 million, and $0.4 million, respectively, compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense which decreased $0.9 million compared to the same period in 2016. Technology and development as a percentage of net revenues were 31% during the three months ended March 31, 2017 compared to 25% of net revenues during the three months ended March 31, 2016.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2017 increased by $1.5 million, or 11%, compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses, advertising and marketing expenses, amortization of intangible assets, and outside services of $0.4 million, $0.6 million, $0.5 million, and $0.4 million, respectively, compared to the same period in 2016.  These increases were partially offset by lower share-based compensation expense which decreased $0.8 million compared to the same period in 2016. Sales and marketing expenses as a percentage of net revenues were 26% during the three months ended March 31, 2017 compared to 22% during the same period in 2016.

General and Administrative

General and administrative expenses in the three months ended March 31, 2017 increased $2.7 million, or 21%, compared to the same period in 2016. The increase was primarily due to higher employee-related expenses compared to the same period in 2016 as a result of an increased headcount. General and administrative expenses as a percentage of net revenues were 25% during the three months ended March 31, 2017 compared to 19% during the same period in 2016.

Restructuring Charges (Credits)

Restructuring charges of $0.9 million recorded during the three months ended March 31, 2017 were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. We expect costs incurred to date related to workforce reduction to be fully paid within 12 months.

Restructuring credits of $44 thousand recorded during the three months ended March 31, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. We expect costs incurred to date related to the lease termination and other costs to be fully paid by 2021.

Gain on Liquidation of Textbooks

During the three months ended March 31, 2017 and 2016, we had a gain on liquidation of print textbooks of $4.8 million and $1.0 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other (Expense) Income, Net

The following table sets forth our interest expense and other (expense) income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Interest expense, net	$(19)	$(60)	$41	(68)%
Other (expense) income, net	(199)	65	(264)	n/m
Total interest expense and other (expense) income, net	$(218)	$5	$(223)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net decreased slightly during the three months ended March 31, 2017 compared to the same period in 2016 as a result of entering into our new line of credit in September 2016.

Other (expense) income, net, was a net expense during the three months ended March 31, 2017 primarily attributable to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy. Other (expense) income, net, was a net income during the three months ended March 31, 2016 primarily due to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Provision for income taxes	$647	$400	$247	62%

We recorded an income tax provision of approximately $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, which was primarily due to state and foreign income tax expense and federal tax expense. The increase during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of March 31, 2017, our principal source of liquidity was cash totaling $70.3 million, which was held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of March 31, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As a result of our strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2016 for the purchase of print textbooks, before moving to normal payment terms in January 2017. We have a reimbursement balance included within other current assets on our condensed consolidated balance sheets related to the purchase of these textbooks of $12.1 million and $18.8 million as of March 31, 2017 and December 31, 2016, respectively. As a result of our strategic partnership with Ingram, we have significantly more working capital.

As of March 31, 2017, we have incurred cumulative losses of $377.7 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO) and cash generated from operations.

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

Most of our cash is held in the United States. As of March 31, 2017, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$835	$(19,233)
Net cash provided by investing activities	$1,985	$39
Net cash used in financing activities	$(9,855)	$(6,331)

Cash Flows from Operating Activities

Although we incurred net losses during the three months ended March 31, 2017 and 2016, our net losses were fully or partially offset by non-cash expenditures such as other depreciation and amortization expense, share-based compensation expense, and print textbook library depreciation expense.

Net cash provided by operating activities during the three months ended March 31, 2017 was $0.8 million. Our net loss of $6.4 million was increased by the non-cash gain on liquidation of textbooks of $4.8 million and offset by significant non-cash operating expenses including other depreciation and amortization expense of $4.4 million and share-based compensation expense of $8.3 million.

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

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of property and equipment and marketable securities, offset by proceeds from the proceeds from the liquidation of print textbooks and the sale or maturity of marketable securities.

Net cash provided by investing activities during the three months ended March 31, 2017 was $2.0 million and was primarily provided by proceeds from the liquidation of print textbooks of $6.9 million partially offset by the purchases of property and equipment of $4.8 million and the payment of deferred cash consideration related to a prior acquisition of $0.2 million.

Net cash provided by investing activities during the three months ended March 31, 2016 was $39,000 and was primarily used for the purchase of marketable securities of $7.6 million, purchase of property and equipment of $4.8 million offset by proceeds from the sale or maturity of marketable securities of $6.8 million and proceeds from the liquidation of print textbooks of $6.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 was $9.9 million and was related to the payment of $12.6 million in taxes related to the net share settlement of restricted stock units (RSUs) which became fully vested during the period partially offset by the proceeds from the issuance of common stock under stock plans totaling $2.8 million.

Net cash used in financing activities during the three months ended March 31, 2016 was $6.3 million and was related to the payment of $6.3 million in taxes related to the net share settlement of RSUs which became fully vested during the period.

Contractual Obligations and Other Commitments

Except for a new lease signed for our office in India, which is discussed below, there were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the three months ended March 31, 2017, we entered into a new operating lease for our office in India. The following is a summary of the contractual commitments associated with our operating lease obligation as of March 31, 2017 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
India operating lease obligation	$1,616	$588	$1,028	$—	$—

Off-Balance Sheet Arrangements

Through March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our textbook library, there have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

We no longer consider our textbook library to be part of our critical accounting policies and estimates as we no longer have a balance as of March 31, 2017.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1-Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2017, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We began transitioning to a new model for our Required Materials product line in August 2014 through our strategic partnership with Ingram to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We completed our transition to a fully digital company as of November 2016 as Ingram now fulfills all print textbook rental orders. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram funds all rental textbook inventory, fulfillment, logistics, and has title and risk of loss related to textbook rentals for the textbooks they own.
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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2017 and 2016 were $6.4 million and $15.7 million, respectively. As of March 31, 2017, we had an accumulated deficit of $377.7 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, in January 2017 we transitioned substantially all of our print textbook rental revenues to commissions-based revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and we have recently transitioned our business model to a fully digital business. If we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenues from print textbooks. Print textbook rental is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive nature of print textbook rentals, we entered into a partnership with Ingram wherein Ingram makes all new investments in the rental library of print textbooks, taking title and risk of loss for the books, and provides logistical and fulfillment services for the print textbooks that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory, fulfillment and logistics operations. As a result of this change, we stopped making additional investments in our textbook library beginning in May 2015 and we liquidated our remaining inventory of print textbooks during first quarter of 2017 and have now fully transitioned these aspects of our print textbook offerings to Ingram is now complete. Our partnership with Ingram is non-exclusive and subject to significant risks, including Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, and that we and/or Ingram may elect to terminate the partnership sooner than anticipated.

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

Our ability to attract and retain students and increase their engagement with our connected learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions, and we developed Chegg Test Prep internally, the paid version of which we launched in July 2016. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

Our reliance on AWS makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand or cause us to lose students or revenues or incur substantial recovery costs and distract management from operating our business. For instance, in February 2017, AWS experienced a widespread outage for half a business day, when during such time our connected learning platform was unavailable

AWS may terminate its agreement with us upon 30 days' notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

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

We historically experience a disproportionate amount of activity on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable, slowed or prevent Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations or Ingram's warehouses during these peak periods. For example, during the 2014 fall rush period, our staffing agencies were not able to provide as many temporary personnel as we expected. Any understaffing could lead to an increase in both the amount of time required to ship textbooks, which could lead to student dissatisfaction, and increase the amount of time required to process a rental return, which could result in Ingram purchasing more inventory than necessary. Moreover, UPS and FedEx, the third-party carriers that Ingram primarily relies on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods, especially during inclement weather. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenues.

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

We rely on Ingram to make new investments in the textbook library and fulfill our print textbook rentals and sales orders. We purchase used books on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. As we no longer own a significant number of textbooks, we have become increasingly committed to this strategic partnership. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, Ingram may not be able to reimburse us for the books we have procured on its behalf, especially after moving to normal payment terms in January 2017, or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations.

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

•
Products and Services for Students. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include publishers that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For our Chegg Tutors services, we face competition from other online tutoring services such as Tutors.com, Varsity Tutors and Wyzant. For our writing tools, we primarily face competition from other citation generating services such as Noodle Tools. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks such as Apple iTunes and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of our eTextbook Reader across a wide variety of desktop and mobile devices.

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

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenues and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenues were historically concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential quarterly comparison of our financial results has not been meaningful. We expect our seasonality to shift as a result of our strategic partnership with Ingram and our highest quarters for revenues and operating expense to coincide. Further, a portion of our expenses, such as office space lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership has resulted in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations either decreasing or being eliminated and we expect that our overall operating expenses to be more evenly distributed throughout the year. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2017, we had 18 issued patents and 19 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own U.S. trademark registrations for the marks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “Research Ready,” “EasyBib” and “#1 In Textbook Rentals,” among others, as well twenty foreign registrations. As of March 31, 2017, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of March 31, 2017, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “-We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.” for additional risks relating to our “emerging growth company” status.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $11.25 through March 31, 2017. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

CHEGG, INC.
May 1, 2017	By:	/S/ ANDREW BROWN
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

**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.