Form 10-Q
period 2017-06-30
CHEGG, INC
filed 2017-07-31
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☒

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of July 27, 2017, the Registrant had 96,009,084 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	June 30, 2017	December 31, 2016
Assets	(unaudited)	*
Current assets
Cash	$66,086	$77,329
Accounts receivable, net of allowance for doubtful accounts of $180 and $436 at June 30, 2017 and December 31, 2016, respectively	8,750	10,451
Prepaid expenses	6,950	2,579
Other current assets	7,571	21,014
Total current assets	89,357	111,373
Textbook library, net	—	2,575
Property and equipment, net	40,294	35,305
Goodwill	116,239	116,239
Intangible assets, net	17,970	20,748
Other assets	4,297	4,412
Total assets	$268,157	$290,652
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$809	$5,175
Deferred revenue	12,457	14,836
Accrued liabilities	27,861	44,319
Total current liabilities	41,127	64,330
Long-term liabilities
Total other long-term liabilities	4,974	4,383
Total liabilities	46,101	68,713
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 95,684,945 and 91,708,839 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	96	92
Additional paid-in capital	605,638	593,351
Accumulated other comprehensive income (loss)	76	(176)
Accumulated deficit	(383,754)	(371,328)
Total stockholders' equity	222,056	221,939
Total liabilities and stockholders' equity	$268,157	$290,652
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2016.
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Rental	$—	$12,006	$—	$26,570
Services	56,317	37,795	118,919	77,547
Sales	—	3,235	—	15,573
Total net revenues	56,317	53,036	118,919	119,690
Cost of revenues:
Rental	—	5,346	—	18,859
Services	17,042	12,606	38,438	26,481
Sales	—	3,455	—	14,990
Total cost of revenues	17,042	21,407	38,438	60,330
Gross profit	39,275	31,629	80,481	59,360
Operating expenses:
Technology and development	19,899	16,033	39,201	32,991
Sales and marketing	10,098	11,747	26,062	26,193
General and administrative	14,501	14,569	29,843	27,235
Restructuring charges (credits)	59	(154)	959	(198)
Gain on liquidation of textbooks	—	(2,191)	(4,766)	(3,196)
Total operating expenses	44,557	40,004	91,299	83,025
Loss from operations	(5,282)	(8,375)	(10,818)	(23,665)
Interest expense and other (expense) income, net:
Interest expense, net	(18)	(61)	(37)	(121)
Other (expense) income, net	(9)	(63)	(208)	2
Total interest expense and other (expense) income, net	(27)	(124)	(245)	(119)
Loss before provision for income taxes	(5,309)	(8,499)	(11,063)	(23,784)
Provision for income taxes	716	509	1,363	909
Net loss	$(6,025)	$(9,008)	$(12,426)	$(24,693)
Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.13)	$(0.28)
Weighted average shares used to compute net loss per share, basic and diluted	95,047	90,416	93,943	89,767
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,025)	$(9,008)	$(12,426)	$(24,693)
Other comprehensive income (loss):
Change in unrealized (loss) gain on available for sale investments	—	(8)	—	25
Change in foreign currency translation adjustments, net of tax	153	(71)	252	(36)
Other comprehensive income (loss)	153	(79)	252	(11)
Total comprehensive loss	$(5,872)	$(9,087)	$(12,174)	$(24,704)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,426)	$(24,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Textbook library depreciation expense	—	7,220
Other depreciation and amortization expense	9,093	6,068
Share-based compensation expense	17,377	22,491
Gain on liquidation of textbooks	(4,766)	(3,196)
Loss from write-offs of textbooks	314	473
Interest accretion on deferred consideration	(626)	—
Other non-cash items	(55)	(18)
Change in assets and liabilities, net of acquisition of business:
Accounts receivable	1,989	2,607
Prepaid expenses and other current assets	9,072	(10,908)
Other assets	115	(398)
Accounts payable	(3,591)	1,016
Deferred revenue	(2,379)	(650)
Accrued liabilities	1,181	(6,942)
Other liabilities	858	(193)
Net cash provided by (used in) operating activities	16,156	(7,123)
Cash flows from investing activities
Purchases of textbooks	—	(551)
Proceeds from liquidations of textbooks	6,943	14,794
Purchases of marketable securities	—	(7,633)
Proceeds from sale of marketable securities	—	22,830
Maturities of marketable securities	—	6,844
Purchases of property and equipment	(12,507)	(14,217)
Acquisition of business, net of cash acquired	—	(25,164)
Net cash used in investing activities	(5,564)	(3,097)
Cash flows from financing activities
Common stock issued under stock plans, net	9,765	1,110
Payment of taxes related to the net share settlement of RSUs	(14,850)	(8,240)
Payment of deferred cash consideration related to acquisitions	(16,750)	—
Net cash used in financing activities	(21,835)	(7,130)
Net decrease in cash and cash equivalents	(11,243)	(17,350)
Cash and cash equivalents, beginning of period	77,329	67,029
Cash and cash equivalents, end of period	$66,086	$49,679

Supplemental cash flow data:
Cash paid during the period for:
Interest	$48	$19
Income taxes	$821	$252
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,144	$1,193
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
Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2017 and our results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. Our results of operations for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2016 as 2016.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Except for our textbook library, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2016 Annual Report on Form 10-K.

We no longer consider our textbook library to be a significant accounting policy as we no longer have a balance as of March 31, 2017.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $0.1 million and $0.5 million of sales revenues during the three and six months ended June 30, 2016, respectively, have been reclassified to services revenues and $0.3 million and $0.7 million of sales cost of revenues during the three and six months ended June 30, 2016, respectively, have been reclassified to services cost of revenues on our condensed consolidated statements of operations. Additionally, we have reclassified $1.2 million from other current assets to accounts receivable on our condensed consolidated balance sheet as of December 31, 2016. These changes in presentation do not affect previously reported results.

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

Recent Accounting Pronouncements

Except for the following accounting pronouncements, there have been no material changes to recent accounting pronouncements as compared to recent accounting pronouncements described in our 2016 Annual Report on Form 10-K.

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The guidance is effective for annual periods after December 15, 2017, with early adoption permitted, and the guidance requires a prospective application to awards modified on or after the adoption date. We have elected to early adopt this standard as of July 1, 2017 and will account for any modifications after this date under the new guidance.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods after December 15, 2019, and we are currently in the process of evaluating the impact of this guidance.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods after December 15, 2017, and we are currently in the process of evaluating the impact of this guidance.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, as amended (Topic 606) (the ASU), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of the ASU for public companies and further amendments and technical corrections were made to the ASU during 2016. The ASU allows for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We plan to adopt the ASU under the modified retrospective application. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt the ASU starting on January 1, 2018. We are currently in the process of evaluating the impact the ASU may have on our consolidated financial statements, accounting policies, and related disclosures. We have initially determined three potential areas of impact which are subject to further evaluation. First, the timing of revenue recognition relating to our Enrollment Marketing and Brand Partnership product offerings is anticipated to be recognized earlier in the contract life under the ASU than under the current guidance. Second, we will estimate and account for the variable consideration earned relating to our performance related obligation with Ingram over the period in which it is earned under the ASU as opposed to at the completion of the period under the current guidance. Finally, revenues previously recognized from shipping and handling activities will be recognized as a reduction of cost of revenues under the ASU as these activities do not represent a separately identifiable performance obligation. These are the significant areas that we have identified will be different under the ASU and we will continue to evaluate the ASU as we near our adoption date.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,025)	$(9,008)	$(12,426)	$(24,693)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	95,047	90,416	93,943	89,767

Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.13)	$(0.28)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	3,119	10,950	3,395	11,060
RSUs and PSUs	107	4,689	66	2,571
Employee stock purchase plan	8	18	8	18
Warrants to purchase common stock	200	200	200	200
Total common stock equivalents	3,434	15,857	3,669	13,849

Note 3. Restricted Cash and Strategic Investment

As of June 30, 2017 and December 31, 2016, we did not carry a balance of cash equivalents, short-term or long-term investments.

As of June 30, 2017 and December 31, 2016, we had approximately $0.5 million and $0.1 million, respectively, of restricted cash that consists of security deposits for our offices. These amounts are classified in other assets in our condensed consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our condensed consolidated balance sheets. We did not record other-than-temporary impairment charges on this investment during the three and six months ended June 30, 2017 and 2016 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

Note 4. Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 consist of the following (in thousands, except the weighted-average amortization period):

	June 30, 2017
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(9,159)	$5,918
Customer lists	47	9,970	(4,653)	5,317
Trade names	47	5,513	(2,717)	2,796
Non-compete agreements	30	1,728	(1,389)	339
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(18,948)	$17,970

	December 31, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(8,245)	$6,832
Customer lists	47	9,970	(3,673)	6,297
Trade names	47	5,513	(1,998)	3,515
Non-compete agreements	30	1,728	(1,249)	479
Master service agreements	21	1,030	(1,005)	25
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(16,170)	$20,748

During the three and six months ended June 30, 2017, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $2.8 million, respectively. During the three and six months ended June 30, 2016, amortization expense related to our acquired intangible assets totaled approximately $1.2 million and $1.8 million, respectively.

As of June 30, 2017, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2017	$2,572
2018	4,446
2019	3,510
2020	2,153
2021	815
Thereafter	874
Total	$14,370

Note 5. Debt Obligations

In September 2016, we entered into a revolving line of credit with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. This new line of credit replaced the previous line of credit that expired in August 2016. The Line of Credit matures September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense, plus non-cash stock compensation (net of capitalized interest expense), plus depreciation expense, plus amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the lender of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit. As of June 30, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 6. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at June 30, 2017 are related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our office in India. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2017, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2016, respectively.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2017.

Note 8. Stockholders' Equity

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$88	$41	$155	$69
Technology and development	3,387	3,632	6,628	7,758
Sales and marketing	1,201	1,958	2,327	3,851
General and administrative	4,423	5,590	8,267	10,813
Total share-based compensation expense	$9,099	$11,221	$17,377	$22,491

There was no capitalized share-based compensation expense as of June 30, 2017 or 2016.

Stock Option Activity

There were no stock option awards granted to employees, consultants, officers or directors during the six months ended June 30, 2017. During the three months ended June 30, 2016, we granted 232,700 stock option awards at a weighted-average grant date fair value of $2.58 solely to members of our board of directors.

As of June 30, 2017, our total unrecognized share-based compensation expense related to stock option awards was approximately $0.5 million, which will be recognized over the remaining weighted-average vesting period of approximately 0.8 years.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	14,142,109	$5.20
Granted	6,150,016	8.50
Released	(4,422,664)	5.61
Canceled	(809,661)	5.86
Balance at June 30, 2017	15,059,800	$6.41

As of June 30, 2017, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $61.6 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.1 years.

Note 9. Income Taxes

We recorded an income tax provision of approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2017, respectively, and an income tax provision of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively, primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets.

Note 10. Restructuring Charges (Credits)

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where NRCCUA will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital enrollment marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated, resulting in one-time workforce reduction costs of $0.9 million and lease termination and other costs of $0.1 million recorded during the six months ended June 30, 2017. We expect costs incurred to date related to this workforce reduction to be fully paid within nine months.

2015 Restructuring Plan

Restructuring credits recorded in 2016 of $0.4 million primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space in our Kentucky warehouse. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2016	$—	$—	$55	$2,463	$2,518
Restructuring credits	—	—	—	(423)	(423)
Cash payments	—	—	(55)	(1,734)	(1,789)
Balance at December 31, 2016	—	—	—	306	306
Restructuring charges (credits)	883	118	—	(42)	959
Cash (payments) receipts	(803)	(118)	—	6	(915)
Balance at March 31, 2017	$80	$—	$—	$270	$350

As of June 30, 2017, the $0.4 million liability was comprised of a short-term accrual of $0.2 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on our condensed consolidated balance sheets.

Note 11. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and six months ended June 30, 2017, we had purchases of $1.3 million and $1.8 million, respectively, and during the three and six months ended June 30, 2016, we had purchases of $0.8 million and $1.8 million, respectively, from Adobe. We had no revenues in the three and six months ended June 30, 2017 and June 30, 2016, respectively, from Adobe. We had an immaterial amount and $0.3 million in payables as of June 30, 2017 and December 31, 2016, respectively, to Adobe. We had no outstanding accounts receivables as of June 30, 2017 and December 31, 2016, from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three and six months ended June 30, 2017, we had purchases of $1.3 million and $4.8 million, respectively, and during the three and six months ended June 30, 2016, we had purchases of $0.4 million and $4.4 million, respectively, from Cengage.  We had $0.2 million and $0.6 million of revenues in the three and six months ended June 30, 2017, respectively, and no revenues in the three and six months ended June 30, 2016 from Cengage. We had an immaterial amount in payables as of June 30, 2017 and December 31, 2016 to Cengage. We had no outstanding accounts receivable as of June 30, 2017 and $0.1 million as of December 31, 2016 from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the three and six months ended June 30, 2017, we had purchases of $0.2 million and $0.3 million, respectively, and during the three and six months ended June 30, 2016, we had purchases of $0.1 million and $0.3 million, respectively, from Groupon.  We had no revenues in the three and six months ended June 30, 2017 and June 30, 2016, respectively, from Groupon. We had an immaterial amount in payables as of June 30, 2017 and December 31, 2016 to Groupon. We had no outstanding accounts receivables as of June 30, 2017 and December 31, 2016 from Groupon.

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

During the three and six months ended June 30, 2017, we generated net revenues of $56.3 million and $118.9 million, respectively, and in the same periods had net losses of $6.0 million and $12.4 million, respectively. During the three and six months ended June 30, 2016, we generated net revenues of $53.0 million and $119.7 million, respectively, and in the same periods had net losses of $9.0 million and $24.7 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, and the development of additional products and services that serve students.

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

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 79% and 72% of net revenues during the three and six months ended June 30, 2017, respectively, and 56% and 46% of net revenues during the three and six months ended June 30, 2016, respectively.

Required Materials

Our Required Materials product line includes commissions from partners, such as Ingram and textbook publishers, on the rental and sale of print textbooks, as well as revenues from eTextbooks. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers as of June 30, 2017. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental.

We also use our website to rent and sell, on behalf of Ingram and textbook publishers, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 21% and 28% of net revenues during the three and six months ended June 30, 2017, respectively, and 44% and 54% of net revenues during the three and six months ended June 30, 2016, respectively.

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
As a result of these factors, the most concentrated periods for our revenues and expenses did not necessarily coincide, and comparisons of our historical quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance. Our strategic partnership with Ingram has shifted peak revenues in the periods that a student rents a textbook as a result of the immediate revenue recognition as well as our revenue sharing agreement such that we believe our revenues will provide more meaningful insight on a sequential basis going forward. Further, while our expenses associated with the print textbook rental business have decreased, our variable expenses related to marketing activities continue to remain highest in the first and third quarter such that our profitability may not provide meaningful insight on a sequential basis.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net revenues:
Rental	$—	—%	$12,006	23%	$—	—%	$26,570	22%
Services	56,317	100	37,795	71	118,919	100	77,547	65
Sales	—	—	3,235	6	—	—	15,573	13
Total net revenues	56,317	100	53,036	100	118,919	100	119,690	100
Cost of revenues(1):
Rental	—	—	5,346	10	—	—	18,859	16
Services	17,042	30	12,606	24	38,438	32	26,481	22
Sales	—	—	3,455	6	—	—	14,990	12
Total cost of revenues	17,042	30	21,407	40	38,438	32	60,330	50
Gross profit	39,275	70	31,629	60	80,481	68	59,360	50
Operating expenses(1):
Technology and development	19,899	35	16,033	30	39,201	33	32,991	28
Sales and marketing	10,098	18	11,747	22	26,062	22	26,193	22
General and administrative	14,501	26	14,569	27	29,843	25	27,235	23
Restructuring charges (credits)	59	—	(154)	—	959	1	(198)	—
Gain on liquidation of textbooks	—	—	(2,191)	(4)	(4,766)	(4)	(3,196)	(3)
Total operating expenses	44,557	79	40,004	75	91,299	77	83,025	70
Loss from operations	(5,282)	(9)	(8,375)	(15)	(10,818)	(9)	(23,665)	(20)
Total interest expense and other (expense) income, net	(27)	—	(124)	—	(245)	—	(119)	—
Loss before provision for income taxes	(5,309)	(9)	(8,499)	(15)	(11,063)	(9)	(23,784)	(20)
Provision for income taxes	716	(1)	509	(1)	1,363	(1)	909	(1)
Net loss	$(6,025)	(10)%	$(9,008)	(16)%	$(12,426)	(10)%	$(24,693)	(21)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$88		$41		$155		$69
Technology and development	3,387		3,632		6,628		7,758
Sales and marketing	1,201		1,958		2,327		3,851
General and administrative	4,423		5,590		8,267		10,813
Total share-based compensation expense	$9,099		$11,221		$17,377		$22,491

Three and Six Months Ended June 30, 2017 and 2016

Net Revenues

Net revenues in the three months ended June 30, 2017 increased $3.3 million, or 6%, compared to the same period in 2016. Rental revenues decreased $12.0 million, or 100%, services revenues increased $18.5 million, or 49%, and sales revenues decreased $3.2 million, or 100%.

Net revenues in the six months ended June 30, 2017 decreased $0.8 million, or 1%, compared to the same period in 2016. Rental revenues decreased $26.6 million, or 100%, services revenues increased $41.4 million, or 53%, and sales revenues decreased $15.6 million, or 100%.

The decrease in rental revenues and sales revenues during the three and six months ended June 30, 2017 was due to our strategic partnership with Ingram. As a result of our strategic partnership, our rental revenues and sales revenues are classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental or sale transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues or sales revenues from transactions using our print textbooks. The increase in services revenues during the three and six months ended June 30, 2017 was driven primarily from growth across our other offerings for students which included increased revenues from our Chegg Study service and Writing Tools service (acquired in May 2016) as well as an increase in the commissions earned from Ingram.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Chegg Services	$44,700	$29,877	$14,823	50%
Required Materials	11,617	23,159	(11,542)	(50)%
Total net revenues	$56,317	$53,036	$3,281	6%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Chegg Services	$85,735	$55,433	$30,302	55%
Required Materials	33,184	64,257	(31,073)	(48)%
Total net revenues	$118,919	$119,690	$(771)	(1)%

Chegg Services revenues increased $14.8 million, or 50%, and $30.3 million, or 55%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to growth in new memberships for our Chegg Study service and revenues from our Writing Tools service. Chegg Services revenues were 79% and 72% of net revenues during the three and six months ended June 30, 2017, respectively, and 56% and 46% of net revenues during the three and six months ended June 30, 2016, respectively. Required Materials revenues decreased $11.5 million, or 50%, and $31.1 million, or 48%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to our strategic partnership with Ingram. Our Required Materials revenues are primarily comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues were 21% and 28% of net revenues during the three and six months ended June 30, 2017, respectively, and 44% and 54% of net revenues during the three and six months ended June 30, 2016, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Cost of revenues(1)	$17,042	$21,407	$(4,365)	(20)%

(1) Includes share-based compensation expense of:	$88	$41	$47	115%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Cost of revenues(1)	$38,438	$60,330	$(21,892)	(36)%

(1) Includes share-based compensation expense of:	$155	$69	$86	125%

Cost of revenues during the three months ended June 30, 2017 decreased by $4.4 million, or 20%, compared to the same period in 2016. The decrease was primarily due to a decrease in textbook depreciation of $2.7 million and lower cost of print textbooks sold of $2.7 million. These savings were partially offset by higher amortization of digital content of $0.3 million and higher employee-related expenses of $0.3 million. As a result, gross margins increased to 70% in the three months ended June 30, 2017, from 60% in the same period in 2016.

Cost of revenues during the six months ended June 30, 2017 decreased by $21.9 million, or 36%, compared to the same period in 2016. The decrease was primarily due to a decrease in textbook depreciation of $7.2 million, lower order fulfillment costs of $6.9 million, and lower cost of print textbooks sold of $12.8 million. These savings were partially offset by higher amortization of digital content of $2.1 million, handling fees paid to Ingram of $1.2 million as a result of higher print textbook volume, and higher employee-related expenses of $0.8 million. As a result, gross margins increased to 68% in the six months ended June 30, 2017, from 50% in the same period in 2016.

The decreases in cost of revenues and improvement in total gross margins in the three and six months ended June 30, 2017 compared to the same periods in 2016 resulted primarily from Ingram's fulfillment of print textbook rental and sale orders.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Technology and development(1)	$19,899	$16,033	$3,866	24%
Sales and marketing(1)	10,098	11,747	(1,649)	(14)
General and administrative(1)	14,501	14,569	(68)	—
Restructuring charges (credits)	59	(154)	213	n/m
Gain on liquidation of textbooks	—	(2,191)	2,191	(100)
Total operating expenses	$44,557	$40,004	$4,553	11%

(1) Includes share-based compensation expense of:
Technology and development	$3,387	$3,632	$(245)	(7)%
Sales and marketing	1,201	1,958	(757)	(39)
General and administrative	4,423	5,590	(1,167)	(21)
Share-based compensation expense	$9,011	$11,180	$(2,169)	(19)%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Technology and development(1)	$39,201	$32,991	$6,210	19%
Sales and marketing(1)	26,062	26,193	(131)	(1)
General and administrative(1)	29,843	27,235	2,608	10
Restructuring charges (credits)	959	(198)	1,157	n/m
Gain on liquidation of textbooks	(4,766)	(3,196)	(1,570)	49
Total operating expenses	$91,299	$83,025	$8,274	10%

(1) Includes share-based compensation expense of:
Technology and development	$6,628	$7,758	$(1,130)	(15)%
Sales and marketing	2,327	3,851	(1,524)	(40)
General and administrative	8,267	10,813	(2,546)	(24)
Share-based compensation expense	$17,222	$22,422	$(5,200)	(23)%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended June 30, 2017 increased $3.9 million, or 24%, compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses of $3.0 million, and web hosting and software licensing fees of $0.7 million, respectively, compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense which decreased $0.2 million compared to the same period in 2016. Technology and development as a percentage of net revenues were 35% during the three months ended June 30, 2017 compared to 30% of net revenues during the same period in 2016.

Technology and development expenses during the six months ended June 30, 2017 increased $6.2 million, or 19%, compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses of $4.5 million, web hosting and software licensing fees of $1.9 million, outside services of $0.4 million, and amortization of intangible assets of $0.3 million, respectively, compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense which decreased $1.1 million compared to the same period in 2016. Technology and development as a percentage of net revenues were 33% during the six months ended June 30, 2017 compared to 28% of net revenues during the same period in 2016.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2017 decreased by $1.6 million, or 14%, compared to the same period in 2016. The decrease was primarily attributable to a decrease in employee-related expenses of $0.8 million, advertising and marketing expenses of $0.6 million, and share-based compensation expense of $0.8 million, respectively, compared to the same period in 2016.  These decreases were partially offset by higher outside services expense of $0.2 million compared to the same period in 2016. Sales and marketing expenses as a percentage of net revenues were 18% during the three months ended June 30, 2017 compared to 22% during the same period in 2016.

Sales and marketing expenses during the six months ended June 30, 2017 decreased by $0.1 million, or 1%, compared to the same period in 2016. The decrease was primarily attributable to a decrease in employee-related expenses of $0.4 million, and share-based compensation expense of $1.5 million, respectively, compared to the same period in 2016. These decreases were partially offset by higher web hosting and software license fees of $0.6 million, amortization of intangible assets of $0.6 million, and outside services of $0.6 million, respectively, compared to the same period in 2016. Sales and marketing expenses as a percentage of net revenues were 22% during both the six months ended June 30, 2017 and 2016.

General and Administrative

General and administrative expenses in the three months ended June 30, 2017 remained flat compared to the same period in 2016. General and administrative expenses as a percentage of net revenues were 26% during the three months ended June 30, 2017 compared to 27% during the same period in 2016.

General and administrative expenses in the six months ended June 30, 2017 increased $2.6 million, or 10%, compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses of $3.4 million, facilities expenses of $0.7 million, and professional fees of $0.8 million, respectively, compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense of $2.5 million. General and administrative expenses as a percentage of net revenues were 25% during the six months ended June 30, 2017 compared to 23% during the same period in 2016.

Restructuring Charges (Credits)

Restructuring charges of $0.1 million and $1.0 million recorded during the three and six months ended June 30, 2017, respectively, were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. We expect costs incurred to date related to workforce reduction to be fully paid within nine months.

Restructuring credits of $0.2 million recorded during the three and six months ended June 30, 2016 were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. We expect costs incurred to date related to the lease termination and other costs to be fully paid by 2021.

Gain on Liquidation of Textbooks

We did not record a gain on liquidation of print textbooks during the three months ended June 30, 2017 as our print textbook library was fully liquidated during the first quarter of 2017. During the three months ended June 30, 2016, we had a gain on liquidation of print textbooks of $2.2 million, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

During the six months ended June 30, 2017 and 2016, we had a gain on liquidation of print textbooks of $4.8 million and $3.2 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other (Expense) Income, Net

The following table sets forth our interest expense and other (expense) income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Interest expense, net	$(18)	$(61)	$43	(70)%
Other expense, net	(9)	(63)	54	(86)
Total interest expense and other expense, net	$(27)	$(124)	$97	(78)%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Interest expense, net	$(37)	$(121)	$84	(69)%
Other (expense) income, net	(208)	2	(210)	n/m
Total interest expense and other (expense) income, net	$(245)	$(119)	$(126)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net decreased slightly during the three and six months ended June 30, 2017 compared to the same period in 2016 as a result of entering into our new line of credit in September 2016.

Other (expense) income, net, decreased during the three months ended June 30, 2017 primarily attributable to lower accretion expense related to the deferred cash consideration as a result of our acquisition of Imagine Easy. Other (expense) income, net, was a net expense during the six months ended June 30, 2017 and a net income during the six months ended June 30, 2016 primarily attributable to higher accretion expense in 2017 as we acquired Imagine Easy in May 2016.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Provision for income taxes	$716	$509	$207	41%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Provision for income taxes	$1,363	$909	$454	50%

We recorded an income tax provision of approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2017, respectively, and an income tax provision of approximately $0.5 million and $0.9 million during the three and six months ended June 30, 2016, respectively, which was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The increase during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of June 30, 2017, our principal source of liquidity was cash totaling $66.1 million, which was held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of June 30, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As a result of our strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2016 for the purchase of print textbooks, before moving to normal payment terms in January 2017. We have a reimbursement balance included within other current assets on our condensed consolidated balance sheets related to the purchase of these textbooks of $4.9 million and $18.8 million as of June 30, 2017 and December 31, 2016, respectively. As a result of our strategic partnership with Ingram, we have significantly more working capital.

As of June 30, 2017, we have incurred cumulative losses of $383.8 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO) and cash generated from operations.

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

Most of our cash is held in the United States. As of June 30, 2017, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$16,156	$(7,123)
Net cash used in investing activities	$(5,564)	$(3,097)
Net cash used in financing activities	$(21,835)	$(7,130)

Cash Flows from Operating Activities

Although we incurred net losses during the six months ended June 30, 2017 and 2016, our net losses were fully or partially offset by non-cash expenditures such as other depreciation and amortization expense, share-based compensation expense, and print textbook library depreciation expense.

Net cash provided by operating activities during the six months ended June 30, 2017 was $16.2 million. Our net loss of $12.4 million was increased by the non-cash gain on liquidation of textbooks of $4.8 million and offset by significant non-cash operating expenses including other depreciation and amortization expense of $9.1 million and share-based compensation expense of $17.4 million.

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

Net cash used in investing activities during the six months ended June 30, 2017 was $5.6 million and was primarily used for the purchases of property and equipment of $12.5 million, partially offset by proceeds from the liquidation of print textbooks of $6.9 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 was $21.8 million and was related to the payment of deferred cash consideration related to prior acquisitions of $16.8 million and payment of $14.9 million in taxes related to the net share settlement of RSUs which became fully vested during the period partially offset by the proceeds from the issuance of common stock under stock plans totaling $9.8 million.

Net cash used in financing activities during the six months ended June 30, 2016 was $7.1 million and was related to the payment of $8.2 million in taxes related to the net share settlement of RSUs, which became fully vested during the period offset by $1.1 million for common stock issued pursuant to our 2013 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

Except for a new lease signed for our office in India, which is discussed below, there were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the six months ended June 30, 2017, we entered into a new operating lease for our office in India. The following is a summary of the contractual commitments associated with our operating lease obligation as of June 30, 2017 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
India operating lease obligation	$1,470	$588	$882	$—	$—

Off-Balance Sheet Arrangements

Through June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our textbook library, there have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2017, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b)	Changes in Internal Control over Financial Reporting

We completed the implementation of our new Enterprise Resource Planning (ERP) system during the three months ended June 30, 2017. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. The implementation of the new ERP system did not have an adverse effect on our internal control over financial reporting. Except for this change, during the six months ended June 30, 2017, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended June 30, 2017 and 2016 were $6.0 million and $9.0 million, respectively, and for the six months ended June 30, 2017 and 2016 were $12.4 million and $24.7 million, respectively. As of June 30, 2017, we had an accumulated deficit of $383.8 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, in January 2017 we transitioned substantially all of our print textbook rental revenues to commissions-based revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We operate in a rapidly changing market and we have recently transitioned our business model to a fully digital business. If we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

The market for our connected learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenues from print textbooks. Print textbook rental is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive nature of print textbook rentals, we entered into a partnership with Ingram wherein Ingram makes all new investments in the rental library of print textbooks, taking title and risk of loss for the books, and provides logistical and fulfillment services for the print textbooks that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in textbook inventory, fulfillment and logistics operations. As a result of this change, we stopped making additional investments in our textbook library beginning in May 2015 and we liquidated our remaining inventory of print textbooks during first quarter of 2017 and have now fully transitioned these aspects of our print textbook offerings to Ingram. Our partnership with Ingram is non-exclusive and subject to significant risks, including Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, and that we or Ingram may elect to terminate the partnership sooner than anticipated.

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

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so in a cost effective manner. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our connected learning platform and our products and services;

•	problems that prevent Ingram from delivering textbooks reliably or timely;

•	technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our website or our mobile application;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges.

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

We rely on computer systems housed in six facilities, three located on the East Coast and three located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Our facilities also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, theft or alteration of, the content and data contained on our systems. We also rely on systems and infrastructure of the Internet to operate our business and provide our services. Interruptions in our own systems or in the infrastructure of the Internet could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

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

We maintain personal data regarding students and tutors who use our platform, including names and, in many cases, mailing addresses, and, in the case of tutors, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ and tutors’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ and tutors’ data, current and potential users and tutors may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. We may experience some loss from these fraudulent transactions. As an example, we discovered in 2014 that certain individuals fraudulently obtained several thousand textbooks from us. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions would harm our business and results of operations.

Difficulties that could arise from our partnership with Ingram may have an adverse effect on our business and results of operations.

We rely on Ingram to make new investments in the textbook library and fulfill our print textbook rentals and sales orders. We purchase used books on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. As we no longer own a significant number of textbooks, we have become increasingly committed to this strategic partnership. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, Ingram may not be able to reimburse us for the books we have procured on its behalf or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations.

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

If the third party eTextbook Reader that we utilize does not remain compatible with third-party operating systems, demand for our eTextbooks may decline and could have an adverse effect on our revenues.

The third party eTextbook Reader that we utilize is designed to provide students with access to eTextbooks from any device with an Internet connection and an Internet browser, including PCs, iPads, Android tablets, Kindles, Nooks and mobile phones. The third party eTextbook Reader can be used across a variety of third-party operating systems. If this compatibility is not maintained, demand for our eTextbooks could decline and revenues could be adversely affected.

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

As a publisher and distributor of online content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. We also may face potential liability for content uploaded by students in connection with our community-related content. If we become liable, then our business may suffer. Third parties may initiate litigation against us without warning. For example, on June 19, 2017, the Examinations Institute of the American Chemical Society filed a complaint against us in the U.S. District Court for the Northern District of California claiming, among other things, that we infringed their copyrights by answering and displaying questions uploaded by our users to our Q&A service. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we are unable to resolve such disputes, litigation may result. Litigation to defend these claims could be costly and harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2017, we had 19 issued patents and 22 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own U.S. trademark registrations for the marks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “Research Ready,” “EasyBib” and “#1 In Textbook Rentals,” among others, as well twenty foreign registrations. As of June 30, 2017, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of June 30, 2017, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

At December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses of approximately $200.7 million and $151.5 million, respectively, which if not utilized will begin to expire in 2028 and 2017 for federal and state purposes, respectively. A portion of the state net operating loss carryforwards expired in 2016. At December 31, 2016, we also had federal tax credit carryforwards of approximately $3.5 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $4.3 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $22.0 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $13.10 through June 30, 2017. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We will no longer be an "emerging growth company" at the end of the year ended December 31, 2017.

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

CHEGG, INC.
July 28, 2017	By:	/S/ ANDREW BROWN
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