Form 10-Q
period 2017-09-30
CHEGG, INC
filed 2017-10-30
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of October 27, 2017, the Registrant had 108,441,709 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	September 30, 2017	December 31, 2016
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$122,227	$77,329
Short-term investments	80,914	—
Accounts receivable, net of allowance for doubtful accounts of $267 and $436 at September 30, 2017 and December 31, 2016, respectively	9,843	10,451
Prepaid expenses	3,865	2,579
Other current assets	23,955	21,014
Total current assets	240,804	111,373
Long-term investments	17,013	—
Textbook library, net	—	2,575
Property and equipment, net	45,078	35,305
Goodwill	116,239	116,239
Intangible assets, net	16,599	20,748
Other assets	4,419	4,412
Total assets	$440,152	$290,652
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,109	$5,175
Deferred revenue	21,906	14,836
Accrued liabilities	41,940	44,319
Total current liabilities	65,955	64,330
Long-term liabilities
Total other long-term liabilities	5,243	4,383
Total liabilities	71,198	68,713
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 108,163,229 and 91,708,839 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	108	92
Additional paid-in capital	764,097	593,351
Accumulated other comprehensive income (loss)	19	(176)
Accumulated deficit	(395,270)	(371,328)
Total stockholders' equity	368,954	221,939
Total liabilities and stockholders' equity	$440,152	$290,652
* Derived from audited consolidated financial statements as of and for the year ended December 31, 2016.
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Rental	$—	$5,511	$—	$32,081
Services	62,640	50,265	181,559	127,812
Sales	—	15,567	—	31,140
Total net revenues	62,640	71,343	181,559	191,033
Cost of revenues:
Rental	—	7,646	—	26,505
Services	22,356	13,203	60,794	39,684
Sales	—	17,850	—	32,840
Total cost of revenues	22,356	38,699	60,794	99,029
Gross profit	40,284	32,644	120,765	92,004
Operating expenses:
Technology and development	19,876	16,241	59,077	49,232
Sales and marketing	14,184	15,256	40,246	41,449
General and administrative	17,320	13,905	47,163	41,140
Restructuring charges (credits)	64	(100)	1,023	(298)
Loss (gain) on liquidation of textbooks	—	2,673	(4,766)	(523)
Total operating expenses	51,444	47,975	142,743	131,000
Loss from operations	(11,160)	(15,331)	(21,978)	(38,996)
Interest expense and other income (expense), net:
Interest expense, net	(19)	(30)	(56)	(151)
Other income (expense), net	261	(148)	53	(146)
Total interest expense and other income (expense), net	242	(178)	(3)	(297)
Loss before provision for income taxes	(10,918)	(15,509)	(21,981)	(39,293)
Provision for income taxes	598	554	1,961	1,463
Net loss	$(11,516)	$(16,063)	$(23,942)	$(40,756)
Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.25)	$(0.45)
Weighted average shares used to compute net loss per share, basic and diluted	103,041	91,059	97,008	90,201
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(11,516)	$(16,063)	$(23,942)	$(40,756)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale investments	(48)	—	(48)	25
Change in foreign currency translation adjustments, net of tax	(9)	35	243	(1)
Other comprehensive (loss) income	(57)	35	195	24
Total comprehensive loss	$(11,573)	$(16,028)	$(23,747)	$(40,732)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(23,942)	$(40,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	—	8,903
Other depreciation and amortization expense	14,301	10,001
Share-based compensation expense	27,468	32,701
Gain on liquidation of textbooks	(4,766)	(523)
Loss from write-offs of textbooks	314	896
Loss from write-off of property and equipment	1,368	—
Interest accretion on deferred consideration	(626)	—
Other non-cash items	62	106
Change in assets and liabilities, net of acquisition of business:
Accounts receivable	786	312
Prepaid expenses and other current assets	(4,293)	(4,712)
Other assets	(7)	284
Accounts payable	(2,291)	2,713
Deferred revenue	7,070	14,896
Accrued liabilities	12,880	5,997
Other liabilities	1,123	(92)
Net cash provided by operating activities	29,447	30,726
Cash flows from investing activities
Purchases of textbooks	—	(795)
Proceeds from liquidations of textbooks	6,943	23,873
Purchases of marketable securities	(112,417)	(7,633)
Proceeds from sale of marketable securities	14,499	22,830
Maturities of marketable securities	—	6,844
Purchases of property and equipment	(19,930)	(17,834)
Acquisition of business, net of cash acquired	—	(25,864)
Purchase of strategic equity investment	—	(1,020)
Net cash (used in) provided by investing activities	(110,905)	401
Cash flows from financing activities
Common stock issued under stock plans, net	13,565	1,114
Payment of taxes related to the net share settlement of RSUs	(17,902)	(9,057)
Payment of deferred cash consideration related to acquisitions	(16,939)	—
Proceeds from follow-on offering, net of offering costs	147,632	—
Net cash provided by (used in) financing activities	126,356	(7,943)
Net increase in cash and cash equivalents	44,898	23,184
Cash and cash equivalents, beginning of period	77,329	67,029
Cash and cash equivalents, end of period	$122,227	$90,213

Supplemental cash flow data:
Cash paid during the period for:
Interest	$66	$47
Income taxes	$1,241	$831
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,712	$1,517
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
Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017 and our results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. Our results of operations for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $0.5 million and $1.0 million of sales revenues during the three and nine months ended September 30, 2016, respectively, have been reclassified to services revenues and $0.3 million and $1.0 million of sales cost of revenues during the three and nine months ended September 30, 2016, respectively, have been reclassified to services cost of revenues on our condensed consolidated statements of operations. Additionally, we have reclassified $1.2 million from other current assets to accounts receivable on our condensed consolidated balance sheet as of December 31, 2016. These changes in presentation do not affect previously reported results.

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

We adopted this standard in the first quarter of 2017 and the adoption had no impact to our consolidated financial statements. The requirement to record excess tax benefits and deficiencies in our consolidated statements of operations as a component of provision of income taxes when stock awards vest or are settled does not impact our provision of income taxes as we currently have a full valuation allowance recorded against our deferred tax assets related to share-based compensation. Additionally, we have elected to continue to recognize share-based compensation expense net of estimated forfeitures. We have not recorded an adjustment to retained earnings to reflect the modified retrospective adoption of this standard update as neither of these updates change the accounting of the prior period financial results.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, as amended (Topic 606) (ASU 2014-09), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 for public companies and further amendments and technical corrections were made to ASU 2014-09 during 2016. ASU 2014-09 allows for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We plan to adopt ASU 2014-09 under the modified retrospective application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt ASU 2014-09 starting on January 1, 2018.

We are currently in the process of evaluating the impact ASU 2014-09 may have on our consolidated financial statements, accounting policies, and related disclosures. We believe that we will continue to operate as an agent in our strategic partnership with Ingram and agreements with other textbook publishers under the new guidance and therefore continue to recognize a commission on print textbook rental transactions. We have initially determined three potential areas of impact which are subject to further evaluation. First, the timing of revenue recognition relating to our Enrollment Marketing and Brand Partnership product offerings is anticipated to be recognized earlier in the contract life under ASU 2014-09 than under the current guidance. Second, we will estimate and account for the variable consideration earned relating to our performance related obligation with Ingram over the period in which it is earned under ASU 2014-09 as opposed to at the completion of the period under the current guidance. Finally, revenues previously recognized from shipping and handling activities will be recognized as a reduction of cost of revenues under ASU 2014-09 as these activities do not represent a separately identifiable performance obligation. These are the significant areas that we have identified will be different under ASU 2014-09 and we will continue to evaluate ASU 2014-09 as we near our adoption date.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(11,516)	$(16,063)	$(23,942)	$(40,756)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	103,041	91,059	97,008	90,201

Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.25)	$(0.45)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2	10,420	3,167	10,917
RSUs and PSUs	49	624	137	1,797
Warrants to purchase common stock	—	200	200	200
Total common stock equivalents	51	11,244	3,504	12,914

Note 3. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, unrealized gain (loss) and fair value as of September 30, 2017 (in thousands):

	September 30, 2017
	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash and cash equivalents:
Cash	$90,256	$—	$90,256
Money market funds	11,036	—	11,036
Commercial paper	20,933	2	20,935
Total cash and cash equivalents	$122,225	$2	$122,227
Short-term investments:
Commercial paper	$41,975	$(4)	$41,971
Corporate securities	18,998	(11)	18,987
U.S. treasury securities	19,963	(7)	19,956
Total short-term investments	$80,936	$(22)	$80,914

Long-term corporate securities	$17,041	$(28)	$17,013

The adjusted cost and fair value of available-for-sale investments as of September 30, 2017 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$101,869	$101,849
Due in 1-2 years	17,041	17,013
Investments not due at a single maturity date	11,036	11,036
Total	$129,946	$129,898

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of September 30, 2017, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of seven months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the nine months ended September 30, 2017, we did not recognize any impairment charges.

As of December 31, 2016, we did not carry a balance of cash equivalents, short-term or long-term investments.

Restricted Cash

As of September 30, 2017 and December 31, 2016, we had approximately $0.4 million and $0.1 million, respectively, of restricted cash that consists of security deposits for our offices. These amounts are classified in other assets in our condensed consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet dates.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our condensed consolidated balance sheets. We did not record other-than-temporary impairment charges on this investment during the three and nine months ended September 30, 2017 and 2016 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2017 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$11,036	$11,036	$—
Commercial paper	20,935	—	20,935
Short-term investments:
Commercial paper	41,971	—	41,971
Corporate securities	18,987	—	18,987
U.S. treasury securities	19,956	—	19,956
Long-term corporate securities	17,013	—	17,013
Total assets measured and recorded at fair value	$129,898	$11,036	$118,862

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

Note 5. Intangible Assets

Intangible assets as of September 30, 2017 and December 31, 2016 consist of the following (in thousands, except the weighted-average amortization period):

	September 30, 2017
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(9,616)	$5,461
Customer lists	47	9,970	(5,138)	4,832
Trade names	47	5,513	(3,077)	2,436
Non-compete agreements	30	1,728	(1,458)	270
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(20,319)	$16,599

	December 31, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(8,245)	$6,832
Customer lists	47	9,970	(3,673)	6,297
Trade names	47	5,513	(1,998)	3,515
Non-compete agreements	30	1,728	(1,249)	479
Master service agreements	21	1,030	(1,005)	25
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets		$36,918	$(16,170)	$20,748

During the three and nine months ended September 30, 2017, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $4.1 million, respectively. During the three and nine months ended September 30, 2016, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $3.2 million, respectively.

As of September 30, 2017, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2017	$1,201
2018	4,446
2019	3,510
2020	2,153
2021	815
Thereafter	874
Total	$12,999

Note 6. Debt Obligations

In September 2016, we entered into a revolving line of credit with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. This new line of credit replaced the previous line of credit that expired in August 2016. The Line of Credit matures September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense, plus non-cash stock compensation (net of capitalized interest expense), plus depreciation expense, plus amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the lender of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit. As of September 30, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 7. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at September 30, 2017 are related to our headquarters in Santa Clara, California, our office in San Francisco, California, and our office in India. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.6 million and $2.0 million during the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.4 million during the three and nine months ended September 30, 2016, respectively.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2017.

Note 9. Stockholders' Equity

Follow-on Offering

On August 8, 2017, we closed an underwritten public offering pursuant to a registration statement on Form S-3 of 11,500,000 shares of our common stock sold by us, including 1,500,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $13.50 per share, generating aggregate net proceeds of $147.6 million, after deducting underwriting discounts and commissions of $7.0 million and offering costs of $0.6 million.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$73	$46	$228	$115
Technology and development	3,706	3,449	10,334	11,207
Sales and marketing	1,261	1,605	3,588	5,456
General and administrative	5,051	5,110	13,318	15,923
Total share-based compensation expense	$10,091	$10,210	$27,468	$32,701

There was no capitalized share-based compensation expense as of September 30, 2017 or 2016.

Stock Option Activity

There were no stock option awards granted to employees, consultants, officers or directors during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we granted 232,700 stock option awards at a weighted-average grant date fair value of $2.58 solely to members of our board of directors.

As of September 30, 2017, our total unrecognized share-based compensation expense related to stock option awards was approximately $0.2 million, which will be recognized over the remaining weighted-average vesting period of approximately 0.8 years.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	14,142,109	$5.20
Granted	6,425,919	8.75
Released	(4,968,509)	5.67
Canceled	(1,153,704)	6.01
Balance at September 30, 2017	14,445,815	$6.57

As of September 30, 2017, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $55.7 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.9 years.

Note 10. Income Taxes

We recorded an income tax provision of approximately $0.6 million and $2.0 million during the three and nine months ended September 30, 2017, respectively, and an income tax provision of approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets.

Note 11. Restructuring Charges (Credits)

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where NRCCUA will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital enrollment marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated, resulting in one-time workforce reduction costs of $0.9 million and lease termination and other costs of $0.1 million recorded during the nine months ended September 30, 2017. We expect costs incurred to date related to this workforce reduction to be fully paid within six months.

2015 Restructuring Plan

Restructuring credits recorded in 2016 of $0.4 million primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space in our Kentucky warehouse. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2016	$—	$—	$55	$2,463	$2,518
Restructuring credits	—	—	—	(423)	(423)
Cash payments	—	—	(55)	(1,734)	(1,789)
Balance at December 31, 2016	—	—	—	306	306
Restructuring charges (credits)	927	138	—	(42)	1,023
Cash payments	(897)	(118)	—	(14)	(1,029)
Write-offs	—	(20)	—	—	(20)
Balance at September 30, 2017	$30	$—	$—	$250	$280

As of September 30, 2017, the $0.3 million liability was comprised of a short-term accrual of $0.1 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on our condensed consolidated balance sheets.

Note 12. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2017, we had purchases of $0.8 million and $2.6 million, respectively, and during the three and nine months ended September 30, 2016, we had purchases of $0.7 million and $2.5 million, respectively, from Adobe. We had no revenues in the three and nine months ended September 30, 2017 and September 30, 2016, respectively, from Adobe. We had an immaterial amount and $0.3 million in payables as of September 30, 2017 and December 31, 2016, respectively, to Adobe. We had no outstanding accounts receivables as of September 30, 2017 and December 31, 2016, from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three and nine months ended September 30, 2017, we had purchases of $4.7 million and $9.5 million, respectively, and during the three and nine months ended September 30, 2016, we had purchases of $2.8 million and $7.2 million, respectively, from Cengage.  We had $1.2 million and $1.8 million of revenues in the three and nine months ended September 30, 2017, respectively, and $0.6 million in revenues in both the three and nine months ended September 30, 2016 from Cengage. We had an immaterial amount in payables as of September 30, 2017 and December 31, 2016 to Cengage. We had $0.3 million and $0.1 million in outstanding accounts receivables as of September 30, 2017 and December 31, 2016, respectively, from Cengage.

One of our board members is also a member of the Board of Directors of Groupon, Inc. (Groupon). During the three and nine months ended September 30, 2017, we had purchases of $0.2 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2016, we had purchases of $0.2 million and $0.5 million, respectively, from Groupon.  We had no revenues in the three and nine months ended September 30, 2017 and September 30, 2016, respectively, from Groupon. We had no payables as of September 30, 2017 and an immaterial amount in payables as of December 31, 2016 to Groupon. We had no outstanding accounts receivables as of September 30, 2017 and December 31, 2016 from Groupon.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and nine months ended September 30, 2017, we incurred payment processing fees of $0.3 million and $0.8 million, respectively, to PayPal.

Note 13. Subsequent Events

Acquisition of Cogeon GmbH

On October 16, 2017, we acquired all of the outstanding interest of Cogeon GmbH (Cogeon), a privately held online learning company based in Berlin, Germany that provides adaptive math technology. Pursuant to the terms of the share purchase agreement, we paid €12.5 million (approximately $15.0 million) in cash to the sellers at the closing of the acquisition. There are potential payments of up to €7.5 million (approximately $9.0 million)  over the next three years subject to certain contingencies. These contingent payments may be settled by us, in our sole discretion, either in cash or shares of our common stock. Additionally, there are potential issuances of up to €3.2 million (approximately $3.8 million) in RSUs over the next three years subject to certain contingencies. The potential contingent payments and RSU issuances equivalent value in USD may fluctuate based on the exchange rate at the time the payment or issuance is made.

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

Overview

Chegg is the leading student-first connected learning platform. Our goal is to help students transition from high school to a career. As such, we are committed to improving student outcomes. We help students study more effectively for college admissions exams, find the right college to accomplish their goals, get better grades and test scores while in school, and find internships that allow them to gain valuable skills to help them enter the workforce after college. Our student platform offers products and services that help students transition from high school to college to career. We strive to improve the overall return on investment in education by helping students maximize their outcomes through more efficient and cost effective solutions that bridge the gap between what formal institutions offer and students actually need.

Students subscribe to our digital products and services, which we collectively refer to as Chegg Services. These include Chegg Study, Chegg Tutors, Writing Tools (acquired in May 2016), Enrollment Marketing, Brand Partnership, Internships, and Test Prep. Our Chegg Study service provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. When students need help creating citations for their papers, they can use one of our Writing Tools properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe, and NormasAPA. Through our strategic partnership with NRCCUA, we match domestic and international students with colleges, in the United States, to help them find the best fit school for them. We provide access to internships to help students gain skills and experiences that are critical to securing their first job. We provide students with an online adaptive test preparation service currently covering the ACT and SAT exams and, in August 2017, we entered into a partnership with Kaplan Test Prep (Kaplan) to provide their test prep courses, practice products, and books through our website. Additionally, Chegg and Kaplan will launch co-branded new test prep programs starting as low as $99. Through our strategic partnership with Ingram Content Group (Ingram), we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new.

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

During the three and nine months ended September 30, 2017, we generated net revenues of $62.6 million and $181.6 million, respectively, and in the same periods had net losses of $11.5 million and $23.9 million, respectively. During the three and nine months ended September 30, 2016, we generated net revenues of $71.3 million and $191.0 million, respectively, and in the same periods had net losses of $16.1 million and $40.8 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our connected learning platform, and the development of additional products and services that serve students.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our connected learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. On October 16, 2017, we acquired Cogeon GmbH, a privately held online learning company based in Berlin, Germany that provides adaptive math technology, primarily through its application, Math-42. We anticipate this acquisition to increase value to existing subscribers and deepen our reach into the high school market which will allow us to drive further growth in our existing Chegg Services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part II, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled "Chegg Services" and "Required Materials."

Chegg Services

Our Chegg Services for students primarily includes our Chegg Study service, our Chegg Tutors service, and our Writing Tools service. We offer enrollment marketing services to colleges, through our strategic partnership with NRCCUA, allowing them to reach interested college-bound high school students that use our College Admissions and Scholarship Services. We also work with leading brands, such as Proctor & Gamble, Starbucks, The Truth, Microsoft, Best Buy, DirectTV, Bare Escentuals, and Shutterfly, to provide students with discounts, promotions, and other products that, based on student feedback, delight them. For example, for Proctor & Gamble, we inserted free laundry care samples and for Starbucks, we inserted free drinks in our textbook rental shipments to students. All of our brand advertising services and the discounts, promotions, and other products provided to students are paid for by the brands. We additionally provide Internship services and, through our partnership with Kaplan, our Test Prep services covering a variety of exams.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis, while colleges subscribe to our enrollment marketing services, through our strategic partnership with NRCCUA, and brands pay us depending on the nature of the campaign. In the aggregate, Chegg Services revenues were 63% and 69% of net revenues during the three and nine months ended September 30, 2017, respectively, and 42% and 45% of net revenues during the three and nine months ended September 30, 2016, respectively.

Required Materials

Our Required Materials product line includes commissions from partners, such as Ingram and textbook publishers, on the rental and sale of print textbooks, as well as revenues from eTextbooks. Our web-based, multiplatform eTextbook Reader, eTextbooks and supplemental course materials are available from approximately 120 publishers as of September 30, 2017. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental.

We also use our website to rent and sell, on behalf of Ingram and textbook publishers, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 37% and 31% of net revenues during the three and nine months ended September 30, 2017, respectively, and 58% and 55% of net revenues during the three and nine months ended September 30, 2016, respectively.

Strategic Partnership with Ingram

Our strategic partnership with Ingram has helped to accelerate the growth of our Chegg Services products by allowing us to utilize capital otherwise spent on the purchase of print textbooks, and at the same time allowing us to maintain a leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that allows us to focus on eTextbooks and Chegg Services. Under the agreement, since May 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. As a result of our strategic partnership with Ingram, our revenues include a commission on the total revenues that we earn from Ingram upon their fulfillment of a rental transaction using print textbooks for which Ingram has title and risk of loss. This partnership allows us to reduce and eliminate the operating expenses we historically incurred to acquire and maintain a print textbook library. We will continue to buy books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net revenues:
Rental	$—	—%	$5,511	7%	$—	—%	$32,081	17%
Services	62,640	100	50,265	71	181,559	100	127,812	67
Sales	—	—	15,567	22	—	—	31,140	16
Total net revenues	62,640	100	71,343	100	181,559	100	191,033	100
Cost of revenues(1):
Rental	—	—	7,646	11	—	—	26,505	14
Services	22,356	36	13,203	18	60,794	33	39,684	21
Sales	—	—	17,850	25	—	—	32,840	17
Total cost of revenues	22,356	36	38,699	54	60,794	33	99,029	52
Gross profit	40,284	64	32,644	46	120,765	67	92,004	48
Operating expenses(1):
Technology and development	19,876	32	16,241	23	59,077	33	49,232	26
Sales and marketing	14,184	23	15,256	21	40,246	22	41,449	22
General and administrative	17,320	28	13,905	19	47,163	26	41,140	22
Restructuring charges (credits)	64	—	(100)	—	1,023	1	(298)	—
Loss (gain) on liquidation of textbooks	—	—	2,673	4	(4,766)	(3)	(523)	—
Total operating expenses	51,444	82	47,975	67	142,743	79	131,000	70
Loss from operations	(11,160)	(18)	(15,331)	(21)	(21,978)	(12)	(38,996)	(22)
Total interest expense and other income (expense), net	242	—	(178)	—	(3)	—	(297)	—
Loss before provision for income taxes	(10,918)	(18)	(15,509)	(21)	(21,981)	(12)	(39,293)	(22)
Provision for income taxes	598	(1)	554	(1)	1,961	(1)	1,463	(1)
Net loss	$(11,516)	(19)%	$(16,063)	(22)%	$(23,942)	(13)%	$(40,756)	(23)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$73		$46		$228		$115
Technology and development	3,706		3,449		10,334		11,207
Sales and marketing	1,261		1,605		3,588		5,456
General and administrative	5,051		5,110		13,318		15,923
Total share-based compensation expense	$10,091		$10,210		$27,468		$32,701

Three and Nine Months Ended September 30, 2017 and 2016

Net Revenues

Net revenues in the three months ended September 30, 2017 decreased $8.7 million, or 12%, compared to the same period in 2016. Rental revenues decreased $5.5 million, or 100%, services revenues increased $12.4 million, or 25%, and sales revenues decreased $15.6 million, or 100%.

Net revenues in the nine months ended September 30, 2017 decreased $9.5 million, or 5%, compared to the same period in 2016. Rental revenues decreased $32.1 million, or 100%, services revenues increased $53.7 million, or 42%, and sales revenues decreased $31.1 million, or 100%.

The decrease in rental revenues and sales revenues during the three and nine months ended September 30, 2017 was due to our strategic partnership with Ingram. As a result of our strategic partnership, our rental revenues and sales revenues are classified as services revenues to represent the commission on the total revenues that we earn from Ingram upon their fulfillment of a rental or sale transaction using books for which Ingram has title and risk of loss rather than recognizing rental revenues or sales revenues from transactions using our print textbooks. The increase in services revenues during the three and nine months ended September 30, 2017 was driven primarily from growth across our other offerings for students which included increased revenues from our Chegg Study service and Writing Tools service (acquired in May 2016) as well as an increase in the commissions earned from Ingram.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Chegg Services	$39,475	$29,676	$9,799	33%
Required Materials	23,165	41,667	(18,502)	(44)
Total net revenues	$62,640	$71,343	$(8,703)	(12)%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Chegg Services	$125,210	$85,109	$40,101	47%
Required Materials	56,349	105,924	(49,575)	(47)
Total net revenues	$181,559	$191,033	$(9,474)	(5)%

Chegg Services revenues increased $9.8 million, or 33%, and $40.1 million, or 47%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to growth in new memberships for our Chegg Study service and revenues from our Writing Tools service. Chegg Services revenues were 63% and 69% of net revenues during the three and nine months ended September 30, 2017, respectively, and 42% and 45% of net revenues during the three and nine months ended September 30, 2016, respectively. Required Materials revenues decreased $18.5 million, or 44%, and $49.6 million, or 47%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to our strategic partnership with Ingram. Our Required Materials revenues are primarily comprised of a commission earned from Ingram rather than the full revenues from a print textbook rental transaction. Required Materials revenues were 37% and 31% of net revenues during the three and nine months ended September 30, 2017, respectively, and 58% and 55% of net revenues during the three and nine months ended September 30, 2016, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Cost of revenues(1)	$22,356	$38,699	$(16,343)	(42)%

(1) Includes share-based compensation expense of:	$73	$46	$27	59%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Cost of revenues(1)	$60,794	$99,029	$(38,235)	(39)%

(1) Includes share-based compensation expense of:	$228	$115	$113	98%

Cost of revenues during the three months ended September 30, 2017 decreased by $16.3 million, or 42%, compared to the same period in 2016. The decrease was primarily due to a decrease in textbook depreciation of $1.7 million, lower cost of print textbooks sold of $12.1 million, lower cost of print textbook shipping and handling of $4.4 million, and lower outside services of $0.5 million. These savings were partially offset by higher amortization of digital content of $1.0 million, higher handling fees paid to Ingram of $1.0 million as a result of higher print textbook volume transacting through our partnership with Ingram, and higher employee-related expenses of $0.3 million. As a result, gross margins increased to 64% in the three months ended September 30, 2017, from 46% in the same period in 2016.

Cost of revenues during the nine months ended September 30, 2017 decreased by $38.2 million, or 39%, compared to the same period in 2016. The decrease was primarily due to a decrease in textbook depreciation of $8.9 million, lower order fulfillment costs of $11.3 million, and lower cost of print textbooks sold of $24.8 million. These savings were partially offset by higher amortization of digital content of $3.2 million, higher handling fees paid to Ingram of $2.1 million as a result of higher print textbook volume transacting through our partnership with Ingram, and higher employee-related expenses of $1.1 million. As a result, gross margins increased to 67% in the nine months ended September 30, 2017, from 48% in the same period in 2016.

The decreases in cost of revenues and improvement in total gross margins in the three and nine months ended September 30, 2017 compared to the same periods in 2016 resulted primarily from Ingram's fulfillment of print textbook rental and sale orders.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Technology and development(1)	$19,876	$16,241	$3,635	22%
Sales and marketing(1)	14,184	15,256	(1,072)	(7)
General and administrative(1)	17,320	13,905	3,415	25
Restructuring charges (credits)	64	(100)	164	n/m
Loss (gain) on liquidation of textbooks	—	2,673	(2,673)	(100)
Total operating expenses	$51,444	$47,975	$3,469	7%

(1) Includes share-based compensation expense of:
Technology and development	$3,706	$3,449	$257	7%
Sales and marketing	1,261	1,605	(344)	(21)
General and administrative	5,051	5,110	(59)	(1)
Share-based compensation expense	$10,018	$10,164	$(146)	(1)%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Technology and development(1)	$59,077	$49,232	$9,845	20%
Sales and marketing(1)	40,246	41,449	(1,203)	(3)
General and administrative(1)	47,163	41,140	6,023	15
Restructuring charges (credits)	1,023	(298)	1,321	n/m
Loss (gain) on liquidation of textbooks	(4,766)	(523)	(4,243)	n/m
Total operating expenses	$142,743	$131,000	$11,743	9%

(1) Includes share-based compensation expense of:
Technology and development	$10,334	$11,207	$(873)	(8)%
Sales and marketing	3,588	5,456	(1,868)	(34)
General and administrative	13,318	15,923	(2,605)	(16)
Share-based compensation expense	$27,240	$32,586	$(5,346)	(16)%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the three months ended September 30, 2017 increased $3.6 million, or 22%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $2.5 million, higher share-based compensation expense of $0.3 million, and higher web hosting and software licensing fees of $0.4 million, respectively, compared to the same period in 2016. Technology and development as a percentage of net revenues were 32% during the three months ended September 30, 2017 compared to 23% of net revenues during the same period in 2016.

Technology and development expenses during the nine months ended September 30, 2017 increased $9.8 million, or 20%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $7.0 million, higher web hosting and software licensing fees of $2.2 million, higher outside services of $0.7 million, higher depreciation of $0.4 million, and higher amortization of intangible assets of $0.2 million, respectively, compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense which decreased $0.9 million compared to the same period in 2016. Technology and development as a percentage of net revenues were 33% during the nine months ended September 30, 2017 compared to 26% of net revenues during the same period in 2016.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2017 decreased by $1.1 million, or 7%, compared to the same period in 2016. The decrease was primarily attributable to lower employee-related expenses of $1.1 million and lower share-based compensation expense of $0.3 million, respectively, compared to the same period in 2016.  These decreases were partially offset by higher outside services expense of $0.3 million compared to the same period in 2016. Sales and marketing expenses as a percentage of net revenues were 23% during the three months ended September 30, 2017 compared to 21% during the same period in 2016.

Sales and marketing expenses during the nine months ended September 30, 2017 decreased by $1.2 million, or 3%, compared to the same period in 2016. The decrease was primarily attributable to lower employee-related expenses of $1.5 million, and lower share-based compensation expense of $1.9 million, respectively, compared to the same period in 2016. These decreases were partially offset by higher web hosting and software license fees of $0.9 million, higher amortization of intangible assets of $0.7 million, and higher outside services of $0.8 million, respectively, compared to the same period in 2016. Sales and marketing expenses as a percentage of net revenues were 22% during both the nine months ended September 30, 2017 and 2016.

General and Administrative

General and administrative expenses in the three months ended September 30, 2017 increased $3.4 million, or 25%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $0.7 million, higher facilities expenses of $0.2 million, and higher professional fees of $1.9 million primarily the result of the transition to Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX), implementation of Accounting Standards Codification 606 (ASC 606), and legal fees related to the acquisition of Cogeon compared to the same period in 2016. General and administrative expenses as a percentage of net revenues were 28% during the three months ended September 30, 2017 compared to 19% during the same period in 2016.

General and administrative expenses in the nine months ended September 30, 2017 increased $6.0 million, or 15%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $4.1 million, higher facilities expenses of $0.9 million, and higher professional fees of $2.7 million primarily the result of the transition to Section 404(b) of SOX, implementation of ASC 606, and legal fees related to the acquisition of Cogeon compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense of $2.6 million. General and administrative expenses as a percentage of net revenues were 26% during the nine months ended September 30, 2017 compared to 22% during the same period in 2016.

Restructuring Charges (Credits)

Restructuring charges of $0.1 million and $1.0 million recorded during the three and nine months ended September 30, 2017, respectively, were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. We expect costs incurred to date related to workforce reduction to be fully paid within six months.

Restructuring credits of $0.1 million and $0.3 million recorded during the three and nine months ended September 30, 2016, respectively, were related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. We expect costs incurred to date related to the lease termination and other costs to be fully paid by 2021.

Loss (Gain) on Liquidation of Textbooks

We did not record a gain on liquidation of print textbooks during the three months ended September 30, 2017 as our print textbook library was fully liquidated during the first quarter of 2017. During the three months ended September 30, 2016, we had a loss on liquidation of print textbooks of $2.7 million, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

During the nine months ended September 30, 2017 and 2016, we had a gain on liquidation of print textbooks of $4.8 million and $0.5 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Interest expense, net	$(19)	$(30)	$11	(37)%
Other income (expense), net	261	(148)	409	n/m
Total interest expense and other income (expense), net	$242	$(178)	$420	n/m

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Interest expense, net	$(56)	$(151)	$95	(63)%
Other income (expense), net	53	(146)	199	n/m
Total interest expense and other income (expense), net	$(3)	$(297)	$294	n/m
_______________________________________
n/m - not meaningful

Interest expense, net decreased slightly during the three and nine months ended September 30, 2017 compared to the same period in 2016 as a result of entering into our new line of credit in September 2016.

Other income (expense), net, was a net income during the three and nine months ended September 30, 2017 primarily attributable to the interest earned on investments compared to a net expense during the three and nine months ended September 30, 2016 primarily attributable to accretion expense related to the deferred cash consideration as a result of our acquisition of Imagine Easy.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Provision for income taxes	$598	$554	$44	8%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Provision for income taxes	$1,961	$1,463	$498	34%

We recorded an income tax provision of approximately $0.6 million and $2.0 million during the three and nine months ended September 30, 2017, respectively, and an income tax provision of approximately $0.6 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, which was primarily due to state and foreign income tax expense and federal tax expense related to tax amortization of acquired indefinite lived intangible assets. The increase during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were cash, cash equivalents, and investments totaling $220.2 million, which were held for working capital purposes. We recently completed a follow-on offering in which we raised net proceeds of $147.6 million after deducting underwriting discounts and commissions and offering costs. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of September 30, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As a result of our strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2016 for the purchase of print textbooks, before moving to normal payment terms in January 2017. We have a reimbursement balance included within other current assets on our condensed consolidated balance sheets related to the purchase of these textbooks of $18.7 million and $18.8 million as of September 30, 2017 and December 31, 2016, respectively. As a result of our strategic partnership with Ingram, we have significantly more working capital.

As of September 30, 2017, we have incurred cumulative losses of $395.3 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our follow-on offering, and cash generated from operations.

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

Most of our cash is held in the United States. As of September 30, 2017, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$29,447	$30,726
Net cash (used in) provided by investing activities	$(110,905)	$401
Net cash provided by (used in) financing activities	$126,356	$(7,943)

Cash Flows from Operating Activities

Although we incurred net losses during the nine months ended September 30, 2017 and 2016, our net losses were fully or partially offset by non-cash expenditures such as other depreciation and amortization expense, share-based compensation expense, and print textbook library depreciation expense.

Net cash provided by operating activities during the nine months ended September 30, 2017 was $29.4 million. Our net loss of $23.9 million was increased by the non-cash gain on liquidation of textbooks of $4.8 million and offset by significant non-cash operating expenses including other depreciation and amortization expense of $14.3 million, share-based compensation expense of $27.5 million, and $1.4 million primarily related to the write-off of our test preparation platform in conjunction with our partnership with Kaplan.

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

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of property and equipment and marketable securities, offset by the proceeds from the liquidation of print textbooks and the sale or maturity of marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2017 was $110.9 million and was primarily used for the purchases of marketable securities of $112.4 million and the purchases of property and equipment of $19.9 million, partially offset by the proceeds from the sale of marketable securities of $14.5 million and the proceeds from the liquidation of print textbooks of $6.9 million.

Net cash provided by investing activities during the nine months ended September 30, 2016 was $0.4 million and was primarily driven by proceeds from the sale or maturity of marketable securities of $29.7 million and the proceeds from the liquidation of print textbooks of $23.9 million partially offset by the acquisition of business of $25.9 million, purchases of marketable securities of $7.6 million, purchase of strategic equity investment of $1.0 million, and purchases of property and equipment of $17.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $126.4 million and was related to the proceeds from our follow-on offering, net of offering costs of $147.6 million, the proceeds from the issuance of common stock under stock plans totaling $13.6 million, partially offset by the payment of deferred cash consideration related to prior acquisitions of $16.9 million and the payment of $17.9 million in taxes related to the net share settlement of RSUs which became fully vested during the period.

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

In January 2017, we entered into a new operating lease for our office in India. The following is a summary of the contractual commitments associated with our operating lease obligation as of September 30, 2017 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
India operating lease obligation	$1,322	$440	$882	$—	$—

Off-Balance Sheet Arrangements

Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our textbook library, there have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2016 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2017, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We began transitioning to a new model for our Required Materials product line in August 2014 through our strategic partnership with Ingram to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We completed our transition to a fully digital company as of November 2016 as Ingram now fulfills all print textbook rental orders. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram or our publisher consignment partners fund all rental textbook inventory and have title and risk of loss related to textbook rentals for the textbooks they own.
Since July 2010, we also have been focused on expanding our other offerings, in many instances through the acquisition of other companies, to include supplemental materials, multiplatform eTextbook Reader software, Chegg Study, Chegg Tutors, Chegg Test Prep, Chegg Writing Tools, College Admissions and Scholarship Services, internships, careers, college counseling, enrollment marketing services and brand advertising. For example, in August 2017, we entered into a partnership with Kaplan to provide their test preparation courses, practice products, and books through our website. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended September 30, 2017 and 2016 were $11.5 million and $16.1 million, respectively, and for the nine months ended September 30, 2017 and 2016 were $23.9 million and $40.8 million, respectively. As of September 30, 2017, we had an accumulated deficit of $395.3 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, in January 2017 we transitioned substantially all of our print textbook rental revenues to commissions-based revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

We have added and plan to continue to add new offerings to our connected learning platform, including, for example writing and math tools, to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our business is uncertain.

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

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including Math-42, Imagine Easy Solutions and Internships.com, each into the Chegg brand and Chegg.com.

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

Our ability to attract and retain students and increase their engagement with our connected learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions and in October 2017 we acquired Math-42 in the acquisition of Cogeon, and we developed Chegg Test Prep internally, which we offer as a free service to students. We recently partnered with Kaplan in August 2017, to provide their test preparation courses, practice products, and books through our website. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2017, we had 19 issued patents and 22 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our eTextbook Reader software, software documentation, marketing materials and website content that we develop. We own U.S. trademark registrations for the marks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “Research Ready,” “EasyBib” and “#1 In Textbook Rentals,” among others, as well twenty foreign registrations. As of September 30, 2017, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of September 30, 2017, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

While we are currently an “emerging growth company,” because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2017, we will be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (Exchange Act) and will lose “emerging growth company” status as of December 31, 2017. As such, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. If we are unable to maintain effective internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $15.95 through September 30, 2017. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and existing stockholders or the anticipation of such sales;

•	issuances of additional shares of our common stock in connection with acquisitions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	political climate in the United States, with a focus on cutting or limiting budgets, higher education and taxation;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations;

•	international stock market conditions; and

•	general economic and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

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

Our management has broad discretion as to the use of the proceeds from previous and future sales of securities and we may not use the proceeds effectively.

Our management has broad discretion in the application of the net proceeds from our past and future sales of securities and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock or with which our stockholders otherwise disagree. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

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

CHEGG, INC.
October 30, 2017	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)