Form 10-K
period 2017-12-31
CHEGG, INC
filed 2018-02-26
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

•
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

•
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was approximately $1,009,536,032. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

•	As of January 31, 2018, the Registrant had 109,962,798 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2017.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Chegg is the smarter way to student. As the leading direct-to-student learning platform, we strive to improve educational outcomes by putting the student first in all our decisions. We support students on their journey from high school to college and into their career with tools designed to help them pass their test, pass their class, and save money on required materials. Our services are available online, anytime and anywhere, so we can reach students when they need us most.

Our Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, Brand Partnership, Test Prep and Internships. Our Chegg Study service combines both step-by-step Textbook Solutions and Expert Answers, which help students understand and master their course work. Chegg Writing is comprised of our writing tools properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe, RefMe and NormasAPA, which help students create citations for their papers. Additionally, in October 2017, we launched a service, on our BibMe writing tools property, that helps students prevent unintentional plagiarism and find grammar and spelling mistakes in their writing. For students who need additional human help, Chegg Tutors provides live online help for a wide variety of topics online, anywhere and anytime. In October 2017, we acquired Cogeon GmbH (Cogeon), a provider of adaptive math technology and developer of the math application, Math 42, which will become Chegg Math, and which leverages artificial intelligence to provide additional homework help for students specifically struggling with math. We offer unique and compelling ways for student-relevant brands to reach and engage high school and college students through our Brand Partnerships. Chegg and Kaplan Test Prep (Kaplan) have launched co-branded test prep programs, in December 2017, starting as low as $99 to provide students with an online adaptive test preparation service. Our platform also provides access to internships to help students gain skills and experiences that are critical to securing their first job. In 2017, over 2.2 million students subscribed to our Chegg Services, an increase of 45% year over year from 1.5 million in 2016.

Through our strategic partnership with Ingram Content Group (Ingram) and agreements with other partners, we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new. In 2017, students rented or bought over 5.4 million textbooks and eTextbooks from Chegg.

To deliver these services, we partner with several third parties. We have a large network of students and professionals who leverage our platform to earn money by tutoring in their spare time. In 2017, we sourced print textbooks through our strategic partnership with Ingram and agreements with other partners as well as eTextbooks and supplemental materials directly or indirectly from thousands of publishers in the United States, including Pearson, Cengage Learning, McGraw Hill, Wiley and MacMillan. Further, thousands of employers leverage our platform to post their internships and jobs. In addition, because we have a large student audience, local and national brands partner with us to reach the college and high school demographic through our Brand Partnership service.

Our Offering

We offer products and services that help students improve their outcomes throughout their educational journey. Our offerings fall into two categories: Chegg Services, which encompasses all of our digital products and services, and Required Materials, which primarily includes our print textbook and eTextbook offering.

Chegg Services

Chegg Study. Our Chegg Study service helps students master challenging concepts on their own. For high demand print textbooks and eTextbooks, primarily in the subjects of sciences, technology, engineering, mathematics, statistics, business and economics, we offer “Textbook Solutions,” which are step-by-step explanations that help students understand how to solve the questions at the end of each chapter in their textbooks. For non-textbook questions, we offer our “Expert Answers” service, which allows students to ask questions on our website and receive similarly detailed explanations from subject matter experts. As of December 31, 2017, Chegg had an archive of 7 million Textbook Solutions and 13 million Expert Answers, which students can immediately access through their paid subscription. These services are available on our website and on mobile devices through our native application and our mobile website.

Chegg Writing. In May 2016 we acquired Imagine Easy Solutions (Imagine Easy), the provider of the popular EasyBib, Citation Machine, BibMe, CiteThisForMe, NormasAPA and other tools with capabilities such as citation, bibliography and anti-plagiarism. When students need to cite their sources in written work, they can use our writing tools to automatically generate sources in the required formats. These tools offer a variety of advertising-supported and paid subscription products. In 2017, students logged more than 304 million individual online sessions, lasting on average more than 8 minutes per session. Since the launch of EasyBib, students worldwide have created more than 2.1 billion citations using Imagine Easy's writing productivity tools. Additionally, in October 2017, we launched a service, on our BibMe writing tools property, that helps students prevent unintentional plagiarism and find grammar and spelling mistakes in their writing.

Chegg Tutors. Complementing our other study tools, students can find human help on our learning platform through our network of live tutors. Students can access help online, anywhere, anytime, either synchronously or asynchronously. Instead of paying for expensive, offline tutors that require scheduling and travel time, students can come to Chegg to find tutors whenever they need additional help on a subject and pay as little as $0.40 per minute. Our tutors are qualified to help students with a wide range of topics, including science, technology, engineering, mathematics, business, history, foreign languages, and English literature, along with test prep and a variety of other highly-requested subjects. Students can subscribe to weekly or monthly packages, or choose to use the service on a pay-as-you-go basis.

Chegg Math. In October 2017, we acquired Cogeon, a provider of adaptive math technology and developer of the math application, Math 42. With this acquisition, students in both high school and college will be able to get math help through self-guided and individualized math solutions. We expect to leverage Cogeon's unique A.I.-driven math technology to enhance current capabilities inside Chegg Study and expect to launch an integrated new product, Chegg Math, in the second half of 2018.

Brand Partnership. We offer unique and compelling ways for student-relevant brands to reach and engage high school and college students. Our Brand Partnership service includes digital advertising on our platform, product samples, white label integrations, discounts, and other promotions shipped directly to students in our distinctive orange Chegg boxes and experiential offerings that may include, for example, on-campus events, sponsorships and other brand ambassador work.

Test Prep. We entered into a partnership with Kaplan in August 2017 to provide students with an online adaptive test preparation service. Chegg and Kaplan have launched co-branded test preparation programs, in December 2017, starting as low as $99. Additionally, we provide students access to Kaplan's test prep courses, practice products, and books through our website.

Internships. For students who are seeking job-ready skills through work experience before graduation, we offer our internships service. Students can search for internships, upload their resume, and apply for open positions and employers can post their internships and connect with students who are actively seeking positions. As of December 31, 2017, we provide students access to approximately 250,000 internships across the country. We currently offer internships as a free service to both students and employers.

Required Materials

Print Textbooks and eTextbooks. For students looking to save on the cost of required materials, we rent and sell print textbooks and eTextbooks. Most of the print textbook transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, which we expanded in May 2015, so that Ingram fulfills all of our print textbook rentals and sales. We have also entered into agreements with other partners to provide their textbooks for rental or sale. In participation with certain publishers, we also offer “Instant Access” to eTextbooks that is a one-week free trial of our eTextbook service, and allows the student to access the eTextbook while the print copy is in transit. All eTextbooks obtained from Chegg are accessed through the VitalSource Bookshelf which provides students with access to eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere that students are connected to the Internet and students can save a portion of the book for offline access. The eTextbook reader enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with persistence of highlighting and notes across platforms.

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

Textbook Buyback. We offer students, on behalf of our fulfillment partner Ingram, the ability to sell us their textbooks, even if they were not originally purchased from us, and in turn those textbooks are offered to other students for purchase or rent, or sold to wholesalers. If our buy-back offer to the student is accepted, we provide a pre-printed label and shipping instructions. Ingram reimburses us the amounts we pay to students for these purchases.

Technology and Platform Integration

Our technology is designed to create a direct-to-student learning platform that will continue to enable our growth at scale. We employ technological innovations whenever possible to increase efficiency and scale in our business. Our products rely upon and leverage the information underlying our Student Graph discussed in more detail below. We will continue to invest in building technologies around our data, search and solutions. The key elements of our technology platform are:

Personalization and Merchandising Technology. We create a personalized experience for each student throughout our learning platform, building awareness of our multiple services and also connecting them with opportunities through third-party partners and brands. We are able to accomplish this personalization and customization as a result of our Student Graph and our search technology.

Student Graph. Our Student Graph is the accumulation of the collective activity of students in our learning platform. Students generate valuable information each time they engage with our learning platform. Our Student Graph also includes information we access from public and private sources such as textbook information, information about colleges and scholarship data. We are able to collect, organize and process this information to algorithmically create a personalized experience for each student on our network.

Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Many students come to us for textbook rentals, and in our search results we not only provide the relevant textbook, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we can also expose that student to relevant Chegg Study solutions and available Chegg Tutors that are knowledgeable about the searched textbook.

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

Mobile Solutions. We have mobile applications on Apple iOS and Google Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API) and server-side HTML5. We also maintain a mobile version of our website: m.chegg.com. Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons and Chegg Flashcards.

Content Conversion Platform. We have developed a proprietary set of technologies that ingests each publisher’s unique source files and creates HTML5-based documents. The web-based eTextbook Reader we utilize, which is embedded with digital rights management, allows us to provide our content across technology platforms, have a deep understanding of how content is consumed and deliver content securely.

Real-time Sourcing and Pricing Technologies. We have internally developed proprietary pricing and sourcing systems which consider market price, content selection and availability, and other factors, in determining price and origin of content and services we offer to students.

Programmatic Advertising. With our acquisition of Imagine Easy, we acquired programmatic advertising technology under the brand StudyBreak Media (SBM). Through SBM, we combine a deep understanding of programmatic technology trends with data science, engineering and machine learning. The result is a mediation platform that blends with our direct sales force to maximize the value of the digital impressions we serve.

Infrastructure. Our technology resides at a major cloud-hosting provider divided between the U.S. West Coast and U.S. East Coast. We use one region for our test/development/stage/failover environment and the other for our production environment. The architecture is also designed to allow for expansion into new international markets.

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

Our technology and development expenses were $81.9 million, $66.3 million and $59.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. For more information about our technology and development expenses, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Years Ended December 31, 2017, 2016 and 2015 - Technology and Development.”

Customers

In 2017, 4.2 million individuals paid for our products and services, up from approximately 3.5 million and 3.1 million in 2016 and 2015, respectively.

Sales and Marketing

Students

We use several major direct marketing channels to reach students. We deploy search engine optimization (SEO) techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also drive brand awareness through the use of streaming radio and display advertising on major online and mobile advertising networks, such as Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large advertising network that recruits individual online affiliates in exchange for pre-determined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Instagram, Twitter and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, transition to college, picking a major, and resume preparation. Through our campus activation programs, we partner with brands and influencers to bring entertainment events, such as concerts, trial promotions, and product giveaways to students.

Colleges and Brands

We secure contracts with brands through direct sales by our field sales organization, which sells brand advertising services to large brand advertisers and advertising agencies seeking to reach and engage college and high school students. This team has field sales people and inside client success managers as well as operations and marketing support. In January 2017, we signed a strategic alliance agreement with NRCCUA. Under this agreement, we provide fulfillment services for digital targeting products which NRCCUA sells to colleges and universities.

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

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition in each aspect of our business. The actual and potential competition in each of our primary areas of operations is described below.

Products and Services for Students. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include publishers that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For our Chegg Writing service, we primarily face competition from other citation generating services such as Noodle Tools. For our Chegg Tutors services, we face competition from other online tutoring services such as Wyzant, Tutors.com and Varsity Tutors. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks such as Apple iTunes and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

Brands Advertising. With respect to brands, we compete with online and offline outlets that generate revenues from advertisers and marketers, especially those that target high school and college students. In this area, we seek to partner with brands that have offerings that will interest or delight students and have received very positive comments and feedback from students on these offerings. We provide these brands with preferential access to our audience, which we believe represents a highly engaged portion of the target demographic of our brand partners.

We believe that we have competitive strengths, some of which are discussed above, that position us favorably in each aspect of our business. However, the education industry is evolving rapidly and is increasingly competitive. A variety of business models are being pursued or may be considered for the provision of digital learning tools, print textbooks and eTextbooks, some of which may be more profitable or successful than our business model.

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

As of December 31, 2017, we had 20 patents which will expire between 2032 and 2037 and 18 patent applications pending in the United States. We own three U.S. copyrights registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks “Chegg,” “Chegg.com,” “Chegg Study,” “Chegg for Good,” “Student Hub,” “internships.com,” “Research Ready,” “EasyBib” and “#1 In Textbook Rentals,” among others as well as a variety of service marks. As of December 31, 2017, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad.

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

Employees

As of December 31, 2017, we had 893 full-time employees. We also engage temporary, seasonal employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Information about Segment and Geographic Revenues

Information about segment and geographic revenues is set forth in Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add Chegg Study, InstaEDU in 2014 to add Chegg Tutors, internships.com in 2014 to add to our Internship service, Imagine Easy Solutions in 2016 to add our Chegg Writing service and programmatic advertising, and Cogeon GmbH in 2017 to add what will become Chegg Math. We completed our initial public offering (IPO) in November 2013 and follow-on offering in August 2017. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

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

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We began transitioning to a new model for our Required Materials product line in August 2014 through our strategic partnership with Ingram to accelerate our transition away from the more capital intensive aspects of the print textbook rental business. We completed our transition to a fully digital company as of November 2016 as Ingram now fulfills all print textbook rental orders. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram or other partners fund all rental textbook inventory and have title and risk of loss related to textbook rentals for the textbooks they own.
Since July 2010, we also have been focused on expanding our other offerings, in many instances through the acquisition of other companies, to include supplemental materials, Chegg Study, Chegg Writing, Chegg Tutors, Chegg Test

Prep, College Admissions and Scholarship Services, internships, careers, college counseling and brand advertising. For example, in August 2017, we entered into a partnership with Kaplan to provide their test preparation courses, practice products, and books through our website. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate new products and services into our learning platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history, in particular operating a fully digital platform, and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our relatively new and evolving business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our learning platform and our mobile applications;

•	attract and retain brands, colleges, universities and other academic institutions to our marketing services;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including Ingram, NRCCUA, and other distributors, publishers, wholesalers, colleges and brands;

•	develop a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand into foreign markets.

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

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract and retain students and increase their engagement with our learning platform and mobile applications, particularly related to our Chegg Services subscribers;

•	the rate of adoption of our offerings;

•	our ability to successfully utilize the information gathered from our learning platform to enhance our Student Graph and target sales of complementary products and services to our students;

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $20.3 million, $42.2 million and $59.2 million, respectively. As of December 31, 2017, we had an accumulated deficit of $391.6 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we recently transitioned substantially all of our print textbook rental revenues to commissions-based revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions and in October 2017 we acquired Math 42, in the acquisition of Cogeon, and we developed Chegg Test Prep internally, which we offer as a free service to students. We recently partnered with Kaplan in August 2017, to provide their test preparation courses, practice products, and books through our website. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

In the future, we may invest in new products and services and other initiatives to generate revenues, but there is no guarantee these approaches will be successful. Acquisitions of new companies, products and services create integration risk, while development of new products and services and enhancements to existing products and services involve significant time, labor and expense and are subject to risks and challenges including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenues as anticipated or recover any associated acquisition or development costs, and our financial results could be adversely affected.

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

•	we may encounter difficulties in, or may be unable to, successfully sell or otherwise monetize any acquired products and services;

•	an acquisition may not ultimately be complementary to our evolving business model; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we recently expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisition of Imagine Easy Solutions in 2016, and math technology with the acquisition of Cogeon in 2017. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform.

Our ability to acquire and integrate larger or more complex businesses, products, services, operations or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions we may issue equity, which could be dilutive, or debt, which could be costly, potentially dilutive, and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products, personnel, operations or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenues and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

We operate in a rapidly changing market and we have recently transitioned our business model to a fully digital business. If we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

The market for our learning platform is still unproven and rapidly changing. Historically, we generated the majority of our revenues from print textbook rental, which is highly capital intensive and presents both business planning and logistical challenges that are complex. To reduce our investment in the highly capital intensive nature of print textbook rentals, we entered into a partnership with Ingram wherein Ingram makes all new investments in the rental library of print textbooks, taking title and risk of loss for the books, and provides logistical and fulfillment services for the print textbooks that we rent and sell. The partnership allows us to market, use our branding and maintain the customer experience around print textbook rentals, while reducing our investments in print textbook inventory, fulfillment and logistics operations. As a result of this change, we stopped making additional investments in our print textbook library beginning in May 2015 and we liquidated our remaining inventory of print textbooks during the first quarter of 2017 and have now fully transitioned these aspects of our print textbook offerings to Ingram. Our partnership with Ingram is non-exclusive and subject to significant risks, including Ingram's ability to acquire textbooks and manage logistical and fulfillment activities for us, our ability to create a successful and profitable partnership, and that we or Ingram may elect to terminate the partnership sooner than anticipated.

We have added and plan to continue to add new offerings to our learning platform, including, for example, writing and math tools, to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business may be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our offerings is uncertain.

If our efforts to attract new students to use our products and services and increase student engagement with our learning platform are not successful, our business will be adversely affected.

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Test Prep and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

If we do not attract more students to our learning platform and the products and services that we offer or if students do not increase their level of engagement with our platform, our revenues may grow more slowly than expected or decline. Many students use our print textbook service as a result of word-of-mouth advertising and referrals from students who have used this service in the past. If our efforts to satisfy our existing student user base are not successful, we may not be able to attract new students and, as a result, our business will be adversely affected.

Our future revenues depend on our ability to continue to attract new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation, requiring us to invest continuously in marketing to the student population to build brand awareness and loyalty, which we may not be able to accomplish on a cost-effective basis or at all.

We are dependent on the acquisition of new students from a high school and college student population that has an inherently high rate of turnover primarily due to graduation. Most incoming college students will not have previously used products and services like the ones we provide which are geared towards the college market. We rely heavily on word-of-mouth and other marketing channels, including online advertising, search engine marketing and social media. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our marketing initiatives are not successful or become less effective, or if the cost of such initiatives were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our revenues and results of operations would be adversely affected. Even if our marketing initiatives succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if our competitors, some of whom are substantially larger and have greater financial resources, adopt aggressive pricing strategies to compete against us. If we are unable to offer competitive prices for our products and services fewer students may use our learning platform, products or services.

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

We believe our brand is a key asset of our business. Developing, protecting and enhancing the “Chegg” brand is critical to our ability to expand our student user base and increase student engagement with our learning platform. A strong brand also helps to counteract the significant student turnover we experience from year to year as students graduate and differentiates us from our competitors.

To succeed in our efforts to strengthen our brand identity, we must, among other activities:

•	maintain our reputation as a trusted source of content, services and textbooks for students;

•	maintain the quality of and improve our existing products, services and technologies;

•	maintain and control the quality of our brand while Ingram handles our textbook fulfillment logistics;

•	introduce products and services that are favorably received;

•	adapt to changing technologies, including developing and enhancing compelling mobile offerings for our learning platform;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including Math 42, Imagine Easy Solutions and internships.com, into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so in a cost-effective manner. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our learning platform and our products and services;

•	problems that prevent Ingram from delivering textbooks reliably or timely;

•	technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our website or our mobile application;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges.

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

Any significant disruption, including those related to cybersecurity or arising from cyber-attacks, to our computer systems, especially during peak periods, could result in a loss of students, colleges and/or brands which could harm our business, results of operations and financial condition.

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

Our facilities and information systems also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of data. We have implemented physical, technical and administrative safeguards to protect our systems. To date, unauthorized users have not had a material effect on our systems; however, there can be no assurance that attacks will not be successful in the future. In addition, our information systems must be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have affected both private and public cloud services, including AWS, that have required software updates and patches to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance.

We also rely on Internet systems and infrastructure to operate our business and provide our services. The information systems used by our third-party service providers and the Internet generally are vulnerable to these risks as well. In particular, we are heavily reliant on SaaS enterprise resource planning systems to conduct our e-commerce and financial transactions and reporting. In addition, we utilize third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party hosting/cloud computing providers, or interruptions in our own systems or in the infrastructure of the Internet, including technological or business-related disruptions, as well as cybersecurity threats, could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

Difficulties that could arise from our partnership with Ingram and other partners may have an adverse effect on our business and results of operations.

We rely on Ingram to make new investments in the print textbook library and fulfill print textbook rental and sales orders. We purchase used print textbooks on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. As we no longer own print textbooks, we have become increasingly committed to this strategic partnership. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, Ingram may not be able to reimburse us for the books we have procured on its behalf or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations. Our strategic partnership with Ingram expires on May 20, 2020, subject to the early termination rights of the parties.

In addition to our strategic partnership with Ingram, we have entered into agreements with other partners to provide their textbooks for rental or sale through our website for which Ingram provides logistics and fulfillment for all print textbook rental or sale orders. We have also entered into partnerships with NRCCUA to become the exclusive reseller of our digital enrollment marketing services and with Kaplan to provide students with an online adaptive test preparation service. If we are unable to enter into or renew our agreements with our partners or if any of our partners perform significantly below our expectations, we may experience a material adverse effect on our business, results of operations and financial condition.

Ingram purchases, and we price, textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

The print textbook rental distribution model requires our fulfillment partner, Ingram, to make substantial investments in its print textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on its investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of not achieving financial return targets set forth in our agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. We typically plan the textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in the print textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing pressure becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize the purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to Ingram in a timely manner and in good condition so that the print textbooks can be re-rented or sold. If the information we receive from third parties is not accurate or reliable, if students fail to return books or return damaged books, or if we for any other reason forecast demand inaccurately and cause Ingram to acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased costs in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and cause Ingram to acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and we may be required to make additional payments to Ingram and our gross margins would be affected adversely.

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

Our reliance on AWS makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand or cause us to lose students or revenues or incur substantial recovery costs and distract management from operating our business. For instance, in February 2017, AWS experienced a widespread outage for half a business day, when during such time our learning platform was unavailable. Additionally, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have affected both private and public cloud services, including AWS, that have required software updates and patches to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance.

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

We historically experience a disproportionate amount of activity on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable, slowed or prevent Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations or Ingram's warehouses during these peak periods. Any understaffing could lead to an increase in both the amount of time required to ship textbooks, which could lead to student dissatisfaction, and increase the amount of time required to process a rental return, which could result in an inability to achieve the financial return targets set forth in our agreement with Ingram. Moreover, UPS and FedEx, the third-party carriers that Ingram primarily relies on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods, especially during inclement weather. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenues.

Computer malware, viruses, hacking, phishing attacks and spamming could harm our business and results of operations.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, misuse or theft of data. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that allow malicious programs to gain access to data. While chip makers and companies that provide widely used operating systems have released patches and updates, this process is still ongoing. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future. We believe that we could be a target for such attacks because of the incidence of hacking among students.

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

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our learning platform is accessible and delivers a satisfactory user experience to students.

It is important to our success that students be able to access our learning platform at all times. We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints due to an overwhelming number of students accessing our platform simultaneously. If our learning platform is unavailable when students attempt to access it or it does not load as quickly as they expect, students may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract students and brands and the frequency with which they use our website and mobile applications.

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

•
Products and Services for Students. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include publishers that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For our Chegg Writing service, we primarily face competition from other citation generating services such as Noodle Tools. For our Chegg Tutors services, we face competition from other online tutoring services such as Wyzant, Tutors.com and Varsity Tutors. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks such as Apple iTunes and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

The fourth quarter has typically been our highest performing quarter as we were recognizing a full quarter of revenues on print textbooks that we owned from peak volumes in August and September and partial revenues from peak volumes in December, while the second quarter has typically been our lowest performing quarter as students start their summer vacations and the volume of our textbook rentals and sales and purchases of supplemental materials and Chegg Study decreases. With Ingram fulfilling our print textbook rental orders, we now expect our first and third quarters print textbook revenue to be higher as we now recognize a commission immediately on the transaction of an Ingram-owned print textbook rather than recognizing the revenues ratably over the term the student rents one of our print textbooks.

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

Growing our student user base and their engagement with our learning platform through mobile devices depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

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

The third-party eTextbook Reader that we utilize is designed to provide students with access to eTextbooks from any device with an Internet connection and an Internet browser, including PCs, iPads, Android tablets, Kindles, Nooks and mobile phones. The third-party eTextbook Reader can be used across a variety of third-party operating systems. If this compatibility is not maintained, demand for our eTextbooks could decline and revenues could be adversely affected.

If the transition from print textbooks to eTextbooks does not proceed as we expect, our business and financial condition will be adversely affected.

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we could be required to make additional payments to Ingram under our inventory purchase and consignment agreement. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, capital requirements over the long term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility and the ability to distribute a larger library of eTextbooks compared to print textbooks.

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

Our business strategy includes increasing our revenues from brand advertising. Brands may view our learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

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

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our Chief Executive Officer, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. We compensate our employees through a combination of salary, benefits and equity compensation. Volatility or a decline in our stock price may affect our ability to retain and motivate key employees, each of whom has been granted stock options, RSUs or both. Competition for qualified personnel can be intense, and we may not be successful in retaining and motivating such personnel, particularly to the extent our stock price is volatile or at a depressed level, as equity compensation plays an important role in how we compensate our employees. Such individuals may elect to seek employment with other companies that they believe have better long-term prospects. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and media procurement personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state and international laws and regulations regarding privacy and data protection are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe and including the DPD and the GDPR, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Chegg Writing, Chegg Tutors, Chegg Test Prep and College Admissions and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

As a publisher and distributor of online content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. We also may face potential liability for content uploaded by students in connection with our community-related content. If we become liable, then our business may suffer. Third parties may initiate litigation against us without warning. For example, in June 2017, the Examinations Institute of the American Chemical Society filed a complaint against us in the U.S. District Court for the Northern District of California claiming, among other things, that we infringed their copyrights by answering and displaying questions uploaded by our users to our Q&A service. Others may send us letters or other communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may attempt to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we are unable to resolve such disputes, litigation may result. Litigation to defend these claims could be costly and harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2017, we had 20 issued patents and 18 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 40 U.S. trademark registrations and 26 foreign registrations. As of December 31, 2017, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of December 31, 2017, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

Our business depends on general economic conditions and their effect on funding levels of colleges, spending behavior by students and advertising budgets.

Our business is dependent on, among other factors, general economic conditions, which affect college funding, student spending and brand advertising. While the U.S. economy has recovered since the "Great Recession," state and federal funding levels at colleges across the United States remain below historic levels, which has led to increased tuition and decreased amounts of financial aid offered to students. To the extent that these trends continue or the economy stagnates or worsens, students may reduce the amount they spend on textbooks and other educational content, which could have a serious adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our products and services is likely to decrease, which could adversely affect our operating results and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Germany, Israel, and India, we indirectly contract with individuals in the Ukraine and we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent approximately 5% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•	compliance with applicable foreign laws and regulations;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	additional taxation of international costs and intercompany payments to our international subsidiaries associated with the Tax Cuts and Jobs Act of 2017;

•	political and economic instability; and

•	higher costs of doing business internationally.

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

Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. If we are unable to maintain effective internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

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

At December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses of approximately $257 million and $195 million, respectively, which if not utilized will begin to expire in 2028 and 2018 for federal and state purposes, respectively. A portion of the state net operating loss carryforwards expired in 2017. At December 31, 2017, we also had federal tax credit carryforwards of approximately $5.6 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $6.4 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $22 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky.

The Tax Cuts and Jobs Act of 2017 changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. The Tax Cuts and Jobs Act of 2017 lowered the corporate tax rate from 35% to 21% effective for our 2018 financial year. For net operating loss carryforwards generated in years prior to 2018, there is no annual limitation on the utilization and the carryforward period remains at 20 years. However, net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, enacting a broad range of changes to the U.S. Internal Revenue Code. The Tax Cuts and Jobs Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, executive compensation, other expenses, and future net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States. In the fourth quarter of 2017, we reduced our net deferred tax asset by approximately$42 million as a result. The revaluation of our deferred tax assets including U.S. federal net operating losses is offset by an equal reduction in our valuation allowance and therefore there were no additional changes to our results of operations. We will continue to assess the impact of the new tax legislation on our net deferred tax assets and liabilities including state conformity, and will continue to examine the impact this tax legislation may have on our cash taxes and on our business.

Our effective tax rate may fluctuate as a result of new tax laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the U.S. Tax Cuts and Jobs Act (the Act), which was enacted on December 22, 2017. The Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes once we release our valuation allowance. Accounting for the income tax effects of the Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. Further, foreign governments may enact local tax laws in response to the Act which may result in additional changes that could materially affect our financial position and results of operations.

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

Our reported financial results may be harmed by changes in the accounting principles generally accepted in the
United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We have adopted Topic 606 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 2 to our accompanying financial statements for information about Topic 606.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $16.67 through December 31, 2017. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our management, with the oversight of the board of directors, has broad discretion as to the use of the proceeds from previous and future sales of securities and we may not use the proceeds effectively.

Our management, with the oversight of the board of directors, has broad discretion in the application of the net proceeds from our past and future sales of securities and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock or with which our stockholders otherwise disagree. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in February 2019. We have additional offices in California, Oregon and New York in the United States and internationally in India, Israel and Berlin, under leases that expire at varying times between 2018 and 2022. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. We also have an office space in Georgia, which we are subleasing, under a lease that expires in January 2021.

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

	High	Low
Years Ended December 31, 2017
Fourth quarter	$16.49	$13.99
Third quarter	$15.36	$11.96
Second quarter	$12.99	$8.05
First quarter	$8.46	$6.89
Years Ended December 31, 2016
Fourth quarter	$8.48	$6.54
Third quarter	$7.21	$4.90
Second quarter	$5.08	$4.27
First quarter	$6.56	$3.47

Stockholders of Record

As of January 31, 2018, there were 55 stockholders of record of our common stock, and the closing price of our common stock was $17.32 per share as reported on the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2017 not previously reported.

Issuer Repurchases

We did not repurchase any of our common stock in 2017, other than in connection with the forfeiture of common stock by holders of restricted stock units in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock units.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from November 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2017 of the cumulative total return for our common stock, the

Standard & Poor’s 500 Stock Index (S&P 500) and the Russell 2000 Index (Russell 2000). The graph assumes that $100 was invested at the market close on November 13, 2013 in the common stock of Chegg, Inc., the S&P 500 Index and the Russell 2000 Index and data for the S&P 500 Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total net revenues	$255,066	$254,090	$301,373	$304,834	$255,575
Gross profit	174,891	134,489	111,524	93,849	80,515
Net loss	(20,283)	(42,245)	(59,210)	(64,758)	(55,850)
Deemed dividend to preferred stockholders (1)	—	—	—	—	(102,557)
Net loss attributable to common stockholders	$(20,283)	$(42,245)	$(59,210)	$(64,758)	$(158,407)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.47)	$(0.68)	$(0.78)	$(7.58)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	100,022	90,534	86,818	83,205	20,902
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

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$446,930	$290,652	$291,356	$318,127	$327,371
Deferred revenue	13,440	14,836	14,971	24,591	22,804
Common stock and additional paid-in capital	782,955	593,443	560,330	516,929	479,361
Total stockholders' equity	391,062	221,939	231,075	247,043	274,240

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

Overview

Chegg is the smarter way to student. As the leading direct-to-student learning platform, we strive to improve educational outcomes by putting the student first in all our decisions. We support students on their journey from high school to college and into their career with tools designed to help them pass their test, pass their class, and save money on required materials. Our services are available online, anytime and anywhere, so we can reach students when they need us most.

Students subscribe to our digital products and services, which we collectively refer to as Chegg Services. These include Chegg Study, Chegg Writing, Chegg Tutors, Brand Partnership, Test Prep and Internships. Our Chegg Study service provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe, and NormasAPA. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. We work with leading brands to provide students with discounts, promotions, and other products. We provide access to internships to help students gain skills and experiences that are critical to securing their first job. We provide students with an online adaptive test preparation service currently covering the ACT and SAT exams and, in August 2017, we entered into a partnership with Kaplan Test Prep (Kaplan) to provide their test prep courses, practice products, and books through our website. Additionally, Chegg and Kaplan recently launched co-branded new test prep programs starting as low as $99. Through our strategic partnership with Ingram Content Group (Ingram), we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new.

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

During the years ended December 31, 2017, 2016 and 2015, we generated net revenues of $255.1 million, $254.1 million and $301.4 million, respectively, and in the same periods had net losses of $20.3 million, $42.2 million and $59.2 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

Our strategy for achieving and maintaining profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In October 2017, we acquired Cogeon GmbH, a privately held online learning company based in Berlin, Germany that provides adaptive math technology, primarily through its application, Math 42. We anticipate this acquisition to increase value to existing subscribers and deepen our reach into the high school market which will allow us to drive further growth in our existing Chegg Services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part I, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled "Chegg Services" and "Required Materials."

Chegg Services

Our Chegg Services for students primarily includes our Chegg Study service, our Chegg Writing service, and our Chegg Tutors service. We also work with leading brands, such as Proctor & Gamble, Sallie Mae, Discover, Truth, DIRECTV and YouTube to provide students with discounts, promotions, and other products that, based on student feedback, delight them. For example, for Proctor & Gamble, we inserted free laundry care samples in our print textbook rental shipments to students, and for DIRECTV, we promoted a 50% off college student discount to the popular NFL Sunday Ticket streaming service via our email and digital channels. All of our brand advertising services and the discounts, promotions, and other products provided to students are paid for by the brands. We additionally provide Internship services and, through our partnership with Kaplan, our Test Prep services covering a variety of exams.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis. In the aggregate, Chegg Services revenues were 73%, 51% and 31% of net revenues during the years ended December 31, 2017, 2016 and 2015, respectively.

Required Materials

Our Required Materials product line includes commissions from Ingram and other partners, on the rental and sale of print textbooks, as well as revenues from eTextbooks. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of December 31, 2017.

We also use our website to rent and sell, on behalf of Ingram and other partners, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 27%, 49%, and 69% of net revenues during the years ended December 31, 2017, 2016 and 2015, respectively.

Strategic Partnership with Ingram and Agreements with Other Partners

Our strategic partnership with Ingram and agreements with other partners have helped to accelerate the growth of our Chegg Services products by allowing us to utilize capital otherwise historically spent on the purchase of print textbooks, and at the same time allowing us to maintain a leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that allows us to focus on eTextbooks and Chegg Services. Under the agreement, since May 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. We have also entered into agreements with other partners to provide our customers with better pricing and a wider variety of new editions of print textbooks. As a result of our strategic partnership with Ingram and agreements with other partners, our revenues include a commission on the total transaction amount that we earn upon Ingram's fulfillment of a rental transaction using print textbooks for which Ingram or the other partner has title and risk of loss, as opposed to the total rental transaction amount. These partnerships allow us to reduce and eliminate the capital requirements and operating expenses we historically incurred to acquire and maintain a print textbook library. We will continue to procure books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost.

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

Components of Results of Operations

Net Revenues

We derive our revenues from our Chegg Services, the rental or sale of print textbooks and eTextbooks, commissions earned from Ingram and other partners from the rental or sale of their textbooks, net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards and PayPal. As of December 2016, we no longer rent or sell our print textbooks and therefore all revenues from print textbook rental and sale orders from this date forward are commission-based.

Our Chegg Services product line includes our Chegg Study service, our Chegg Writing service, our Chegg Tutors service, Test Prep, through our partnership with Kaplan, Internship services, Brand Partnership services that we offer to brands and Enrollment Marketing services to colleges, through our strategic partnership with NRCCUA. Chegg Services are offered to students through weekly, monthly or annual subscriptions, and we recognize revenues ratably over the respective subscription period.

Enrollment Marketing services and Brand Partnership services are offered either on a subscription or on an a la carte basis. Revenues are recognized ratably or as earned over the subscription service period, generally one year. Revenues from Enrollment Marketing services or Brand Partnership services delivered on an a la carte basis, without a subscription, are recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our Enrollment Marketing and Brand Partnership customers with normal credit terms, typically 30 days.

We historically generated revenues from the rental of print textbooks and to a lesser extent, through the sales of print textbooks through our website on a just-in-time basis. Rental revenues for textbooks that we owned were previously recognized ratably over the term of the rental period, generally two to five months. Commissions earned on rental textbooks owned by Ingram and other partners are recognized immediately when a book ships to the student. During the year ended December 31, 2017, revenues from selling textbooks on a just-in-time basis are commission based as a result of the transition to Ingram and other partners. Our customers pay for the rental and sale of print textbooks on our website primarily by credit card, resulting in immediate settlement of our accounts receivable. We did not recognize any revenues from the rental or sale of our own print textbooks during the year ended December 31, 2017 and net revenues from the rental or sale of print textbooks represented 27% and 54% of our net revenues in the years ended December 31, 2016 and 2015, respectively, reflecting our transition of print textbook rentals to Ingram and the increasing growth in our Chegg Services. Revenues from the rental or sale of eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, respectively, and our customers pay for these services through payment processors, resulting in immediate settlement of our accounts receivable.

As a result of our strategic partnership with Ingram and other partners, we no longer recognize rental revenues or sales revenues from the rental or sale of a print textbook. Instead, our services revenues includes a commission on the total transaction amount that we earn from Ingram and other partners upon Ingram's fulfillment of a rental transaction using books for which Ingram or other partner has title and risk of loss, as opposed to the total rental transaction amount.

When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. In relation to our partnership with Ingram and other partners and the rental and sale of print textbooks, we recognize revenues on a net basis based on our role in the transaction as an agent.

Deferred revenue primarily consists of advance payments from students and customers related to rentals and subscriptions that have not been recognized and marketing services that have yet to be performed. Deferred revenue is recognized as revenues ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Certain cost of revenues, including textbook depreciation expense, the cost of textbooks sold, write-offs and allowances related to the print textbook library, have decreased during 2016 and in to 2017 as we have completely transitioned the shipping and fulfillment activities related to the rental and sale of print textbooks to Ingram. Cost of revenues consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, payment processing costs, the payments made to tutors through our Chegg Tutors service, Enrollment Marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Changes in our cost of revenues may be disproportionate to changes in our revenues because unrecoverable costs, such as outbound shipping and other fulfillment and payment processing fees, are expensed in the period they are incurred while our revenues may be recognized ratably over the subscription or rental term. This effect is particularly pronounced in the first and third quarters, corresponding to the beginning of academic terms.

We anticipate that to the extent Chegg Services revenues grow and the execution of our strategic partnership with Ingram is successful, our gross margins will continue to improve over time.

Operating Expenses

We classify our operating expenses into five categories: technology and development, sales and marketing, general and administrative, restructuring charges (credits) and gain on liquidation of textbooks. One of the most significant components of our operating expenses is employee-related costs, which include share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our costs and expenses contain information technology expenses and facilities expenses such as webhosting, depreciation on our infrastructure systems, lease expense and the employee-related costs for information technology support staff. We allocate these costs to each expense category, including cost of revenues, technology and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

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

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns and other initiatives. We incur salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions and amortization of acquired intangible assets and allocated information technology and facilities costs. Our marketing expenses are largely variable; and we tend to incur these in the first and third quarters of the year due to our efforts to target students at the beginning of academic terms. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Sales and marketing expenses also include lead generation services and sales commissions for our Enrollment Marketing services and brand advertising.

General and Administrative

Our general and administrative expenses consist of salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, provision for doubtful accounts and allocated information technology and facilities costs. We have incurred additional costs as we transitioned from an “emerging growth company” to a large accelerated filer including increased audit, legal, regulatory and other related fees.

Restructuring Charges (Credits)

Restructuring charges (credits) are primarily comprised of severance costs, contract and program termination costs, asset impairments and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable.

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

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net consists primarily of interest expense on our debt obligations. Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investment balances as well as the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy Solutions.

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

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2017		2016		2015
Net revenues:
Rental	$—	—%	$39,837	16%	$120,365	40%
Services	255,066	100	182,399	72	133,095	44
Sales	—	—	31,854	12	47,913	16
Total net revenues	255,066	100	254,090	100	301,373	100
Cost of revenues(1):
Rental	—	—	28,637	11	98,162	33
Services	80,175	31	56,206	22	45,458	15
Sales	—	—	34,758	14	46,229	15
Total cost of revenues	80,175	31	119,601	47	189,849	63
Gross profit	174,891	69	134,489	53	111,524	37
Operating expenses(1):
Technology and development	81,926	32	66,331	26	59,391	20
Sales and marketing	51,240	20	53,949	21	64,082	21
General and administrative	64,411	25	55,372	22	45,209	15
Restructuring charges (credits)	1,047	1	(423)	—	4,868	2
Gain on liquidation of textbooks	(4,766)	(2)	(670)	—	(4,326)	(2)
Total operating expenses	193,858	76	174,559	69	169,224	56
Loss from operations	(18,967)	(7)	(40,070)	(16)	(57,700)	(19)
Total interest expense, net and other income (expense), net	486	—	(468)	—	(31)	—
Loss before provision for income taxes	(18,481)	(7)	(40,538)	(16)	(57,731)	(19)
Provision for income taxes	1,802	(1)	1,707	(1)	1,479	(1)
Net loss	$(20,283)	(8)%	$(42,245)	(17)%	$(59,210)	(20)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$316		$172		$262
Technology and development	14,333		14,771		11,992
Sales and marketing	5,007		6,124		7,901
General and administrative	18,703		20,718		18,620
Total share-based compensation expense	$38,359		$41,785		$38,775

Years Ended December 31, 2017, 2016 and 2015

Net Revenues

Net revenues in the year ended December 31, 2017 increased $1.0 million, remaining relatively flat, compared to the same period in 2016. Rental revenues decreased $39.8 million, or 100%, while services revenues increased $72.7 million, or 40%, and sales revenues decreased $31.9 million, or 100%.

Net revenues in the year ended December 31, 2016 decreased $47.3 million, or 16%, compared to the same period in 2015. Rental revenues decreased $80.5 million or 67%, while services revenues increased $49.3 million, or 37%, and sales revenues decreased $16.1 million, or 34%.

The decrease in rental revenues and sales revenues during the years ended December 31, 2017 and 2016 was due to our strategic partnership with Ingram. As a result of our strategic partnership, our rental revenues and sales revenues are classified as services revenues to represent the commission on the total transaction amount that we earn from Ingram upon their fulfillment of a rental transaction using books for which Ingram has title and risk of loss rather than recognizing the total rental or sales revenues from transactions using our print textbooks. The increase in services revenues during the years ended December 31, 2017 and 2016 was driven primarily from growth across our other offerings for students which included increased revenues from Chegg Study and Chegg Writing services as well as an increase in the commissions earned from Ingram.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (dollars in thousands):

	Years Ended December 31,			Change in 2017		Change in 2016
	2017	2016	2015	$	%	$	%
Chegg Services	$185,683	$129,335	$94,285	$56,348	44%	$35,050	37%
Required Materials	69,383	124,755	207,088	(55,372)	(44)%	(82,333)	(40)%
Total net revenues	$255,066	$254,090	$301,373	$976	—%	$(47,283)	(16)%

Chegg Services revenues increased $56.3 million, or 44%, in the year ended December 31, 2017, compared to the same period in 2016 due to growth in our Chegg Study and Chegg Writing services. Chegg Services revenues represented 73% and 51% of net revenues during the years ended December 31, 2017 and 2016, respectively. Required Materials revenues decreased $55.4 million, or 44%, in the year ended December 31, 2017 compared to the same period in 2016 primarily due to our strategic partnership with Ingram. Our Required Materials revenues are comprised of a commission on the total transaction amount that we earn from Ingram rather than recognizing the total rental or sales revenues from transactions using our print textbooks.. Required Materials revenues decreased throughout 2017 as we fully transitioned new investments in the print textbook library and logistics and fulfillment for print textbook rental and sale orders to Ingram. Required Materials revenues represented 27% and 49% of net revenues during the years ended December 31, 2017 and 2016, respectively.

Chegg Services revenues increased $35.1 million, or 37%, in the year ended December 31, 2016, compared to the same period in 2015 due to growth in subscribers for our Chegg Study and Chegg Tutors services as well as revenues from our acquisition of Imagine Easy in the second quarter of 2016. Chegg Services revenues represented 51% and 31% of net revenues during the years ended December 31, 2016 and 2015, respectively. Required Materials revenues decreased $82.3 million, or 40%, in the year ended December 31, 2016 compared to the same period in 2015 primarily due to our strategic partnership with Ingram. Our Required Materials revenues are increasingly comprised of a commission on the total transaction amount that we earn from Ingram rather than recognizing the total rental or sales revenues from transactions using our print textbooks.. Required Materials revenues decreased throughout 2016 as we fully transitioned new investments in the print textbook library and logistics and fulfillment for print textbook rental and sale orders to Ingram. Required Materials revenues represented 49% and 69% of net revenues during the years ended December 31, 2016 and 2015, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (dollars in thousands):

	Years Ended December 31,			Change in 2017		Change in 2016
	2017	2016	2015	$	%	$	%
Cost of revenues(1)	$80,175	$119,601	$189,849	$(39,426)	(33)%	$(70,248)	(37)%

(1) Includes share-based compensation expense of:	$316	$172	$262	$144	84%	$(90)	(34)%

Cost of revenues in the year ended December 31, 2017 decreased by $39.4 million, or 33%, compared to the same period in 2016. The decrease was primarily attributable to a decrease in textbook depreciation of $9.3 million, lower order fulfillment costs of $11.3 million, and lower cost of print textbooks sold of $25.3 million. These decreases were partially offset by higher amortization of digital content of $2.6 million, higher payment processing fees of $1.0 million, and higher employee-related expenses of $1.2 million. As a result, gross margins increased to 69% in the year ended December 31, 2017, from 53% during the same period in 2016.

Cost of revenues in the year ended December 31, 2016 decreased by $70.2 million, or 37%, compared to the same period in 2015. The decrease was primarily attributable to a decrease in textbook depreciation of $34.3 million, lower order fulfillment costs of $18.3 million, lower write-offs related to our print textbook library of $4.2 million, lower warehouse personnel costs of $3.1 million and lower cost of print textbooks sold of $16.4 million. These decreases were partially offset by higher amortization of digital content of $5.3 million. As a result, gross margins increased to 53% in the year ended December 31, 2016, from 37% during the same period in 2015.

The decreases in cost of revenues in the year ended December 31, 2017 compared to the same period in 2016 and in the year ended December 31, 2016 compared to the same period in 2015 resulted primarily from Ingram's fulfillment of print textbook rental and sale orders.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (dollars in thousands):

	Years Ended December 31,			Change in 2017		Change in 2016
	2017	2016	2015	$	%	$	%
Technology and development(1)	$81,926	$66,331	$59,391	$15,595	24%	$6,940	12%
Sales and marketing(1)	51,240	53,949	64,082	(2,709)	(5)	(10,133)	(16)
General and administrative(1)	64,411	55,372	45,209	9,039	16	10,163	22
Restructuring charges (credits)	1,047	(423)	4,868	1,470	n/m	(5,291)	n/m
Gain on liquidation of textbooks	(4,766)	(670)	(4,326)	(4,096)	611	3,656	(85)
Total operating expenses	$193,858	$174,559	$169,224	$19,299	11%	$5,335	3%

(1) Includes share-based compensation expense of:
Technology and development	$14,333	$14,771	$11,992	$(438)	(3)%	$2,779	23%
Sales and marketing	5,007	6,124	7,901	(1,117)	(18)	(1,777)	(22)
General and administrative	18,703	20,718	18,620	(2,015)	(10)	2,098	11
Share-based compensation expense	$38,043	$41,613	$38,513	$(3,570)	(9)%	$3,100	8%
_______________________________________
n/m - not meaningful

Technology and Development

Technology and development expenses during the year ended December 31, 2017 increased $15.6 million, or 24%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $10.4 million, higher web hosting and software license fees of $3.4 million, higher outside services of $0.9 million, higher depreciation of $0.7 million, compared to the same period in 2016. Technology and development as a percentage of net revenues were 32% during the year ended December 31, 2017 compared to 26% of net revenues during the same period in 2016.

Technology and development expenses during the year ended December 31, 2016 increased $6.9 million, or 12%, compared to the same period in 2015. The increase was primarily attributable to higher employee-related expenses of $2.7 million, higher share-based compensation expense of $2.8 million, and higher web hosting and software licensing fees of $2.0 million, compared to the same period in 2015. Technology and development as a percentage of net revenues were 26% during the year ended December 31, 2016 compared to 20% of net revenues during the same period in 2015.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2017 decreased by $2.7 million, or 5%, compared to the same period in 2016. The decrease was primarily attributable to lower employee-related expenses of $2.7 million, lower share-based compensation expense of $1.1 million, and lower marketing expenses of $1.3 million, compared to the same period in 2016. These decreases were partially offset by higher software license fees of $1.3 million and higher outside services of $1.0 million compared to the same period in 2016. Sales and marketing expenses as a percentage of net revenues were 20% during the year ended December 31, 2017 compared to 21% of net revenues during the same period in 2016.

Sales and marketing expenses during the year ended December 31, 2016 decreased by $10.1 million, or 16%, compared to the same period in 2015. The decrease was primarily attributable to lower employee-related expenses of $1.5 million, lower share-based compensation expense of $1.8 million, and lower marketing expenses of $7.4 million, compared to the same period in 2015. Sales and marketing expenses as a percentage of net revenues remained flat during the year ended December 31, 2016 compared the same period in 2015.

General and Administrative

General and administrative expenses in the year ended December 31, 2017 increased $9.0 million, or 16%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $4.6 million, higher professional fees of $4.1 million primarily the result of the transition to Section 404(b) of the Sarbanes-Oxley Act of 2002, implementation of Accounting Standards Codification 606, and legal fees, higher facilities expenses of $1.1 million, and higher office expenses of $1.0 million, compared to the same period in 2016. These increases were partially offset by lower share-based compensation expense of $2.0 million, compared to the same period in 2016. General and administrative expenses as a percentage of net revenues were 25% during the year ended December 31, 2017 compared to 22% of net revenues during the same period in 2016.

General and administrative expenses in the year ended December 31, 2016 increased $10.2 million, or 22%, compared to the same period in 2015. The increase was primarily attributable to higher employee-related expenses of $5.3 million, higher share-based compensation expenses of $2.1 million, higher technology expenses of $0.9 million, higher outside services of $0.7 million, and higher professional fees of $0.9 million, compared to the same period in 2015. General and administrative expenses as a percentage of net revenues were 22% during the year ended December 31, 2016 compared to 15% of net revenues during the same period in 2015.

Restructuring Charges (Credits)

Restructuring charges of $1.0 million recorded during the year ended December 31, 2017 were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. We expect costs incurred to date related to workforce reduction to be fully paid in 2018.

Restructuring credits of $0.4 million recorded during the year ended December 31, 2016 were primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. We expect costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

Gain on Liquidation of Textbooks

During the years ended December 31, 2017, 2016 and 2015, we recorded a gain on liquidation of print textbooks of $4.8 million, $0.7 million and $4.3 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense, Net and Other Income (Expense), Net

The following table sets forth our interest expense, net, and other income (expense), net, for the periods shown (dollars in thousands):

	Years Ended December 31,			Change in 2017		Change in 2016
	2017	2016	2015	$	%	$	%
Interest expense, net	$(74)	$(171)	$(247)	$97	(57)%	$76	(31)%
Other income (expense), net	560	(297)	216	857	n/m	(513)	n/m
Total interest expense, net and other income (expense), net	$486	$(468)	$(31)	$954	n/m	$(437)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net, decreased during the year ended December 31, 2017 compared to the same period in 2016 and in the year ended December 31, 2016 compared to the same period in 2015. During the year ended December 31, 2016 we replaced our previous expired credit facility with a new line of credit that carries a lower interest rate.

Other income (expense), net, was a net income during the year ended December 31, 2017 compared to a net expense in the same period in 2016, primarily attributable to interest earned on investments purchased in 2017 with the net proceeds from our follow-on offering compared to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy Solutions. Other income (expense), net, was a net expense during the year ended December 31, 2016 compared to a net income in the same period in 2015, primarily attributable to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy Solutions.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (dollars in thousands):

	Years Ended December 31,			Change in 2017		Change in 2016
	2017	2016	2015	$	%	$	%
Provision for income taxes	$1,802	$1,707	$1,479	$95	6%	$228	15%
We recorded an income tax provision of approximately $1.8 million, $1.7 million, and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, which was primarily due to state and foreign income tax expense and federal and state tax expense related to the tax amortization of acquired indefinite lived intangible assets.

Liquidity and Capital Resources

As of December 31, 2017, our principal sources of liquidity were cash, cash equivalents, and investments totaling $228.5 million, which were held for working capital purposes. In August 2017, we completed a follow-on offering in which we raised net proceeds of $147.6 million after deducting underwriting discounts, commissions and offering costs. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of December 31, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As a result of our strategic partnership with Ingram, we will continue to buy used print textbooks on Ingram’s behalf, including print textbooks through our buyback program, and invoice Ingram at cost. We provided Ingram with extended payment terms in 2015 and 2016 for the purchase of print textbooks, before moving to normal payment terms in January 2017. We had a reimbursement balance included within other current assets on our consolidated balance sheets related to the purchase of these textbooks of $4.2 million and $18.8 million as of December 31, 2017 and 2016, respectively. As a result of our strategic partnership with Ingram, we anticipate having significantly more working capital.

During the years ended December 31, 2017, 2016, and 2015, our proceeds from print textbook liquidations exceeded our purchases of print textbooks and resulted in a cash inflow of $6.9 million, $24.8 million, and $6.0 million, respectively. As a result of our strategic partnership with Ingram, we no longer make new investments in the print textbook library and since May 1, 2015, Ingram has been responsible for all new investments in the print textbook library.

As of December 31, 2017, we have incurred cumulative losses of $391.6 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, and cash generated from operations.

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

Most of our cash is held in the United States. As of December 31, 2017, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not foresee a need to repatriate these funds however we may take advantage of the transition tax in the 2017 Tax Cuts and Jobs Act that taxes any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$51,148	$24,938	$(82)
Net cash (used in) provided by investing activities	$(136,234)	$(5,963)	$8,271
Net cash provided by (used in) financing activities	$134,214	$(8,675)	$2,723

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2017, 2016 and 2015, our net losses were fully or partially offset by non-cash expenditures such as other depreciation and amortization expense, share-based compensation expense, and historically from print textbook library depreciation expense.

Net cash provided by operating activities during the year ended December 31, 2017 was $51.1 million. Our net loss of

$20.3 million was offset by significant non-cash operating expenses, including other depreciation and amortization expense of $19.3 million, share-based compensation expense of $38.4 million, and the change in our prepaid and other current assets of $13.6 million, which was primarily driven by the decline in the reimbursement balance from Ingram as they moved to normal payment terms in 2017.

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

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of marketable securities, acquisition of businesses, purchases of property and equipment, and historically from the purchases of print textbooks, offset by proceeds from the sale and maturity of marketable securities and the proceeds from the liquidation of print textbooks.

Net cash used in investing activities during the year ended December 31, 2017 was $136.2 million and was primarily used for the purchases of marketable securities of $128.2 million, purchases of property and equipment of $26.1 million, and the acquisition of business of $14.9 million, partially offset by proceeds from the sale or maturity of marketable securities of $26.1 million and proceeds from the liquidation of print textbooks of $6.9 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities have been primarily related to the issuance of common stock under stock plans offset by the payment of taxes related to the net share settlement of equity awards.

Net cash provided by financing activities during the year ended December 31, 2017 was $134.2 million and was related to the proceeds from our follow-on offering, net of offering costs, of $147.6 million and the proceeds from the issuance of common stock under stock plans of $23.7 million partially offset by the payment of $20.1 million in taxes related to the net share settlement of equity awards and the payment of deferred cash consideration related to prior acquisitions of $16.9 million.

Net cash used in financing activities during the year ended December 31, 2016 was $8.7 million and was related to the payment of $10.8 million in taxes related to the net share settlement of equity awards partially offset by the proceeds from the issuance of common stock under stock plans of $2.1 million.

Net cash provided by financing activities during the year ended December 31, 2015 was $2.7 million and was related to the proceeds from the issuance of common stock under stock plans of $13.7 million partially offset by the payment of $8.7 million in taxes related to the net share settlement of equity awards, and the repurchase of common stock of $2.3 million associated with a put option granted in connection with a prior acquisition.

Contractual Obligations and Other Commitments

The following is a summary of the contractual commitments associated with our lease obligations as of December 31, 2017 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations	$22,245	$14,457	$7,688	$100	$—
Operating lease obligations (1)	6,626	2,934	2,977	715	—
Total contractual obligations	$28,871	$17,391	$10,665	$815	$—
_____________________________________________________
(1) Our offices are leased under operating leases, which expire at various dates through 2022.

In addition, our other liabilities include $2.0 million related to uncertain tax positions as of December 31, 2017. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition and Deferred Revenue

We evaluate whether we are acting as a principal or an agent in a transaction, and therefore whether we would record the gross sales amount and related costs as revenues or the net amount earned as commissions from the sale of third-party products. Our determination is based on our evaluation of certain indicators including whether we are responsible for fulfillment of the products or services in the transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, none of which is presumptive or determinative. Our evaluation requires management to make a judgment based on the terms of an arrangement in our determination of whether we act as a principal or an agent. If our evaluation of an arrangement was incorrect, this could impact the amount of revenues and cost of revenues recognized in a given period.

Some of our customer arrangements for Enrollment Marketing and Brand Partnership services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence of fair value (VSOE), when available; (ii) third-party evidence of selling price (TPE), if VSOE does not exist; and (iii) estimated selling price (ESP), if neither VSOE nor TPE is available.

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

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-live assets during the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017 and 2016, we had intangible assets, net, of $21.2 million and $20.7 million, respectively and property and equipment, net of $47.5 million and $35.3 million, respectively.

Goodwill and Indefinite Lived Intangible Asset

Goodwill and our indefinite lived intangible asset are tested for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. Our qualitative assessment requires management to make judgments based on the factors listed above in our determination of whether events or changes in circumstances indicate that the carrying values may not be recoverable. Should we conclude that it is more likely than not that our carrying values have been impaired, we would perform a two-step impairment test. The two-step impairment test requires us to perform a valuation of our goodwill and indefinite lived intangible asset which includes making assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss. We have not recognized any impairment of goodwill or our indefinite lived intangible asset since our inception. As of December 31, 2017 and 2016, we had goodwill of $125.3 million and $116.2 million, respectively, and an indefinite lived intangible asset related to the internships.com trade name of $3.6 million.

Share-based Compensation

We measure and recognize share-based compensation expense for all awards made to employees, directors and consultants, including restricted stock units (RSUs), performance-based RSUs (PSUs) and our employee stock purchase plan (ESPP) based on estimated fair values.

We must estimate a forfeiture rate to calculate the share-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

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

Foreign Currency Exchange Risk

International revenues as a percentage of net revenues is not significant and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Renminbi and Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results. There were no significant foreign exchange gains or losses in the years ended December 31, 2017, 2016 and 2015.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $126.5 million and $77.3 million as of December 31, 2017 and 2016, respectively. Additionally, we had investments of $102.0 million as of December 31, 2017 which were purchased during the year ended December 31, 2017. Our cash and cash equivalents and investments consist of cash, money market funds, commercial paper, corporate securities, and U.S. treasury securities.  Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase in interest rates would not result in a material impact in the fair value of our available-for-sale securities as of December 31, 2017. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and money market accounts and investments in which we invested our cash.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Line of Credit. The interest-bearing credit facility is denominated in U.S. dollars and the interest expense is based on the LIBOR interest rate. As of December 31, 2017, we did not have an outstanding balance on our Line of Credit.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.
San Jose, California
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Chegg Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Chegg Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cogeon GmbH, which is included in the 2017 consolidated financial statements of the Company and constituted less than 1% and 1% of total and net assets, respectively, as of December 31, 2017 and less than 1% and 1% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cogeon GmbH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ Ernst & Young LLP

San Jose, California
February 26, 2018

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$126,457	$77,329
Short-term investments	81,742	—
Accounts receivable, net of allowance for doubtful accounts of $259 and $436 at December 31, 2017 and December 31, 2016, respectively	10,855	10,451
Prepaid expenses	2,043	2,579
Other current assets	7,845	21,014
Total current assets	228,942	111,373
Long-term investments	20,305	—
Textbook library, net	—	2,575
Property and equipment, net	47,493	35,305
Goodwill	125,272	116,239
Intangible assets, net	21,153	20,748
Other assets	3,765	4,412
Total assets	$446,930	$290,652
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,049	$5,175
Deferred revenue	13,440	14,836
Accrued liabilities	31,074	44,319
Total current liabilities	51,563	64,330
Long-term liabilities
Total other long-term liabilities	4,305	4,383
Total liabilities	55,868	68,713
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 109,667,640 and 91,708,839 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	110	92
Additional paid-in capital	782,845	593,351
Accumulated other comprehensive loss	(282)	(176)
Accumulated deficit	(391,611)	(371,328)
Total stockholders' equity	391,062	221,939
Total liabilities and stockholders' equity	$446,930	$290,652
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net revenues:
Rental	$—	$39,837	$120,365
Services	255,066	182,399	133,095
Sales	—	31,854	47,913
Total net revenues	255,066	254,090	301,373
Cost of revenues:
Rental	—	28,637	98,162
Services	80,175	56,206	45,458
Sales	—	34,758	46,229
Total cost of revenues	80,175	119,601	189,849
Gross profit	174,891	134,489	111,524
Operating expenses:
Technology and development	81,926	66,331	59,391
Sales and marketing	51,240	53,949	64,082
General and administrative	64,411	55,372	45,209
Restructuring charges (credits)	1,047	(423)	4,868
Gain on liquidation of textbooks	(4,766)	(670)	(4,326)
Total operating expenses	193,858	174,559	169,224
Loss from operations	(18,967)	(40,070)	(57,700)
Interest expense, net and other income (expense), net:
Interest expense, net	(74)	(171)	(247)
Other income (expense), net	560	(297)	216
Total interest expense, net and other income (expense), net	486	(468)	(31)
Loss before provision for income taxes	(18,481)	(40,538)	(57,731)
Provision for income taxes	1,802	1,707	1,479
Net loss	$(20,283)	$(42,245)	$(59,210)
Net loss per share, basic and diluted	$(0.20)	$(0.47)	$(0.68)
Weighted average shares used to compute net loss per share, basic and diluted	100,022	90,534	86,818
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(20,283)	$(42,245)	$(59,210)
Other comprehensive loss:
Change in unrealized (loss) gain on available for sale investments	(187)	25	(8)
Change in foreign currency translation adjustments, net of tax	81	(29)	(151)
Other comprehensive loss	(106)	(4)	(159)
Total comprehensive loss	$(20,389)	$(42,249)	$(59,369)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2014	84,008	$84	$516,845	$(13)	$(269,873)	$247,043
Issuance of common stock upon exercise of stock options and ESPP	2,165	2	13,694	—	—	13,696
Net issuance of common stock for settlement of restricted stock units (RSUs)	1,624	2	(8,712)	—	—	(8,710)
Warrant exercises	368	—	—	—	—	—
Issuance of common stock in connection with acquisition	125	—	825	—	—	825
Repurchase of common stock	(190)	—	(1,185)	—	—	(1,185)
Share-based compensation expense	—	—	38,775	—	—	38,775
Other comprehensive loss	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	(59,210)	(59,210)
Balances at December 31, 2015	88,100	88	560,242	(172)	(329,083)	231,075
Issuance of common stock upon exercise of stock options and ESPP	590	1	2,103	—	—	2,104
Net issuance of common stock for settlement of RSUs	3,019	3	(10,779)	—	—	(10,776)
Share-based compensation expense	—	—	41,785	—	—	41,785
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(42,245)	(42,245)
Balances at December 31, 2016	91,709	92	593,351	(176)	(371,328)	221,939
Issuance of common stock in connection with follow-on offering, net of offering costs	11,500	12	147,597	—	—	147,609
Issuance of common stock upon exercise of stock options and ESPP	3,280	3	23,653	—	—	23,656
Net issuance of common stock for settlement of RSUs	3,155	3	(20,115)	—	—	(20,112)
Warrant exercises	24	—	—	—	—	—
Share-based compensation expense	—	—	38,359	—	—	38,359
Other comprehensive loss	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	(20,283)	(20,283)
Balances at December 31, 2017	109,668	$110	$782,845	$(282)	$(391,611)	$391,062

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(20,283)	$(42,245)	$(59,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Textbook library depreciation expense	—	9,267	43,553
Amortization of warrants and deferred loan costs	—	105	151
Other depreciation and amortization expense	19,337	14,520	11,511
Share-based compensation expense	38,359	41,785	38,775
Provision (release) for bad debts	47	58	(77)
Gain on liquidation of textbooks	(4,766)	(670)	(4,326)
Loss from write-offs of textbooks	314	1,090	5,297
Realized loss (gain) on sale of securities	21	(11)	—
Loss from write-off of property and equipment	1,368	—	967
Interest accretion on deferred consideration	(626)	—	—
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(175)	(127)	712
Prepaid expenses and other current assets	13,550	10,039	(27,878)
Other assets	647	1,437	(592)
Accounts payable	2,649	(728)	(4,236)
Deferred revenue	(1,396)	(272)	(9,620)
Accrued liabilities	2,087	(9,499)	5,237
Other liabilities	15	189	(346)
Net cash provided by (used in) operating activities	51,148	24,938	(82)
Cash flows from investing activities
Purchases of textbooks	—	(886)	(32,297)
Proceeds from liquidations of textbooks	6,943	25,646	38,260
Purchases of marketable securities	(128,247)	(7,633)	(35,610)
Proceeds from sale of marketable securities	16,393	22,830	350
Maturities of marketable securities	9,750	6,844	47,840
Purchases of property and equipment	(26,142)	(24,689)	(8,253)
Acquisition of businesses, net of cash acquired	(14,931)	(27,055)	—
Purchase of strategic equity investment	—	(1,020)	(2,019)
Net cash (used in) provided by investing activities	(136,234)	(5,963)	8,271
Cash flows from financing activities
Common stock issued under stock plans, net	23,659	2,104	13,696
Payment of taxes related to the net share settlement of equity awards	(20,115)	(10,779)	(8,710)
Repurchase of common stock	—	—	(2,263)
Payment of deferred cash consideration related to acquisitions	(16,939)	—	—
Proceeds from follow-on offering, net of offering costs	147,609	—	—
Net cash provided by (used in) financing activities	134,214	(8,675)	2,723
Net increase in cash and cash equivalents	49,128	10,300	10,912
Cash and cash equivalents, beginning of period	77,329	67,029	56,117
Cash and cash equivalents, end of period	$126,457	$77,329	$67,029

Supplemental cash flow data:
Cash paid during the period for:
Interest	$85	$50	$95
Income taxes	$1,790	$1,094	$827
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,573	$2,333	$1,771
Issuance of common stock related to prior acquisition	$—	$—	$825
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg is the smarter way to student. As the leading direct-to-student learning platform, we strive to improve educational outcomes by putting the student first in all our decisions. We support students on their journey from high school to college and into their career with tools designed to help them pass their test, pass their class, and save money on required materials. Our services are available online, anytime and anywhere, so we can reach students when they need us most.

Basis of Presentation

Our fiscal year ends on December 31 and in this report, we refer to the year ended December 31, 2017, December 31, 2016, and December 31, 2015 as 2017, 2016, and 2015, respectively.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $1.1 million of sales revenues during each of the years ended December 31, 2016 and 2015 have been reclassified to services revenues and $1.4 million and $1.7 million of sales cost of revenues during the years ended December 31, 2016 and 2015, respectively, have been reclassified to services cost of revenues on our condensed consolidated statements of operations. Additionally, we have reclassified $1.2 million from other current assets to accounts receivable on our consolidated balance sheet as of December 31, 2016. These changes in presentation do not affect previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, restructuring charges (credits), share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which consist of cash, money market accounts, and commercial paper at financial institutions, are stated at cost, which approximates fair value.

We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

As of December 31, 2017 and 2016, we had approximately $0.5 million and $0.1 million, respectively, of restricted cash that consisted of a security deposits for our corporate offices. As of December 31, 2017, $0.1 million of restricted cash is classified in other current assets and $0.4 million is classified in other assets in our consolidated balance sheets. As of December 31, 2016, $0.1 million of restricted cash is classified in other assets in our consolidated balance sheets.

Investments

We hold investments in commercial paper, corporate securities and U.S. treasury securities. We classify our marketable securities as available-for-sale investments that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We did not record any such impairment charges in the periods presented. We determined realized gains or losses on the sale of marketable securities on a specific identification method, and recorded such gains or losses as other income (expense), net. For the years ended December 31, 2017 and 2016, the Company's gross realized gains and losses on short-term investments were not significant.

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

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. We had no textbook wholesalers or other customers that represented greater than 10% of our net accounts receivable balance as of December 31, 2017 and 2016. No customers represented over 10% of net revenues in 2017, 2016 or 2015.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and content amortization. Depreciation and content amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Computers and equipment	3 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of 5 years
Content	Shorter of the licensed content term or the estimated useful life of 5 years

We capitalize content costs related to the purchase or development of Chegg Study and Test Prep content and amortize these costs over a period of five years.

Depreciation and content amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories in our consolidated statements of operations. Depreciation and content amortization expense during the years ended December 31, 2017, 2016 and 2015 were approximately $13.8 million, $9.9 million and $6.8 million, respectively.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in loss from operations.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. Our indefinite-lived intangible asset represents the internships.com trade name. Goodwill and our indefinite-lived intangible asset are not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test on October 1 of 2017 and 2016, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount.

Acquired Intangible Assets and Other Long-Lived Assets

Acquired intangible assets with finite useful lives, which include developed technology, customer lists, trade names, non-compete agreements, and master service agreements, are amortized over their estimated useful lives. We assess the impairment of acquired intangible assets and other long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Revenue Recognition and Deferred Revenue

Revenues are recognized when the four basic criteria for revenue recognition have been met as follows: persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, the sale price is fixed or determinable, and collection is reasonably assured. Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds, from cancellations and returns, or charge backs from our payment processors who process payments from credit cards, debit cards, and PayPal, are recorded as a reduction to revenues.

We generate revenues from our Chegg Services product line including our Chegg Study service, our Chegg Writing service, our Chegg Tutors service, Test Prep, through our partnership with Kaplan, Internship services, Brand Partnership services that we offer to brands and Enrollment Marketing services to colleges, through our strategic partnership with NRCCUA. Chegg Services are offered to students through weekly, monthly or annual subscriptions, and we recognize revenues ratably over the respective subscription period.

Enrollment Marketing services and Brand Partnership services are offered either on a subscription or on an a la carte basis. Revenues are recognized ratably or as earned over the subscription service period, generally one year. Revenues from Enrollment Marketing services or Brand Partnership services delivered on an a la carte basis, without a subscription, are recognized when delivery of the respective lead or service has occurred. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our Enrollment Marketing and Brand Partnership customers with normal credit terms, typically 30 days.

Some of our customer arrangements for Enrollment Marketing and Brand Partnership services include multiple deliverables, which include the delivery of student leads as well as other services to the end customer. We have determined these deliverables qualify as separate units of accounting, as they have value to the customer on a standalone basis and our arrangements do not contain a right of return. For these arrangements that contain multiple deliverables, we allocate the arrangement consideration based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence of fair value (VSOE), when available; (2) third-party evidence of selling price (TPE), if VSOE does not exist; and (3) estimated selling price (ESP), if neither VSOE nor TPE is available.

We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately and when a substantial majority of the selling prices for these services fall within a narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. If we have not established VSOE or TPE for our Enrollment Marketing services, we have used ESP in our allocation of arrangement consideration. Additionally, we limit the amount of revenues recognized for delivered elements to the amount that is not contingent on future delivery of services or other future performance obligations.

Deferred revenue primarily consists of advanced payments from students related to rentals and subscriptions that have not been recognized, and marketing services that have yet to be performed. Deferred revenue is recognized as revenues ratably over the term or when the services are provided and all other revenue recognition criteria have been met.

We historically generated revenues from the rental of print textbooks and to a lesser extent, through the sales of print textbooks through our website on a just-in-time basis. Rental revenues for textbooks that we owned were previously recognized ratably over the term of the rental period, generally two to five months. Commissions earned on rental textbooks owned by Ingram and other partners are recognized immediately when a book ships to the student. We did not recognize any revenues from the rental or sale of our own print textbooks during the year ended December 31, 2017 reflecting our transition of print textbook rentals to Ingram and the increasing growth in our Chegg Services. Revenues from selling textbooks on a just-in-time basis were historically recognized upon shipment. During the year ended December 31, 2017, revenues from selling textbooks on a just-in-time basis are commission based as a result of the transition to Ingram and other partners. Revenues from the rental or sale of eTextbooks is recognized ratably over the contractual period, generally two to five months or at time of the sale, respectively.

We evaluate whether we are acting as a principal or an agent in a transaction, and therefore would record the gross sales amount and related costs as revenues or the net amount earned as commissions from the sale of third-party products. Our determination is based on our evaluation of certain indicators including whether we are the principal in the transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, none of which is presumptive or determinative. We generally operate as the principal and so in those instances revenues are recorded at the gross sale price. We generally record the net amounts as commissions earned when such amounts are determined using a fixed percentage of the transaction price, we are not subject to inventory risk or responsible for the fulfillment of the textbooks. We operate as an agent in our strategic partnership with Ingram and agreements with other partners and therefore our revenues include a commission on the total transaction amount that we earn upon Ingram's fulfillment of a rental transaction using print textbooks for which Ingram or the other partner has title and risk of loss, as opposed to the total rental transaction amount.

We also present our revenues separately for rental, services and sales. Rental revenues historically included the rental of print textbooks for which we take title and bear the risk of loss, service revenues includes Chegg Study, Chegg Writing, Chegg Tutors, Enrollment Marketing, Brand Partnership, eTextbooks, and commissions we earn from Ingram, other partners, and e-commerce partners; sales revenues includes just-in-time sale of print textbooks and the sale of other required materials. As a result of our strategic partnership with Ingram and other partners, we no longer recognize rental revenues or sales revenues from the rental or sale of a print textbook. Instead, our services revenues includes a commission on the total transaction amount that we earn from Ingram and other partners upon Ingram's fulfillment of a rental transaction using books for which Ingram or other partner has title and risk of loss, as opposed to the total rental transaction amount.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Certain cost of revenues, including textbook depreciation expense, the cost of textbooks sold, write-offs and allowances related to the print textbook library, have decreased during 2016 and in to 2017 as we have completely transitioned the shipping and fulfillment activities related to the rental and sale of print textbooks to Ingram. Cost of revenues consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, payment processing costs, the payments made to tutors through our Chegg Tutors service, Enrollment Marketing services leads purchased from third-party suppliers to fulfill leads that we are unable to fulfill through our internal database, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

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

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During years ended December 31, 2017, 2016 and 2015, advertising costs were approximately $16.5 million, $18.4 million, and $25.0 million, respectively.

Share-based Compensation

Share-based compensation expense for stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and employee stock purchase plan (ESPP) are accounted for under the fair value method, which requires us to measure the cost of employee share-based compensation awards based on the grant-date fair value of the award. Share-based compensation expense for stock options and our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model while expense for RSUs and PSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period, on a straight line basis for RSUs and on a graded basis for PSUs, contingent on the achievement of performance conditions. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Strategic Investment

We have entered into an equity investment in a privately-held foreign entity to explore expanding our reach internationally. Our investment is accounted for under the cost method and we periodically review this investment for other-than-temporary declines in fair value based on the specific identification method and write down the value of our investment when an other-than-temporary decline has occurred. Any fair value estimates are made based on consideration of the current cash position, recent operational performance, and forecasts of the investees. During years ended December 31, 2017, 2016 and 2015, we did not record any other-than-temporary declines in the value of our investment.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(20,283)	$(42,245)	$(59,210)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	100,022	90,534	86,818

Net loss per share, basic and diluted	$(0.20)	$(0.47)	$(0.68)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2017	2016	2015
Options to purchase common stock	3,045	10,799	11,446
RSUs and PSUs	153	1,239	200
Employee stock purchase plan	5	15	—
Warrants to purchase common stock	—	200	299
Total common stock equivalents	3,203	12,253	11,945

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (expense), net in the consolidated statements of operations and were not material during 2017, 2016 or 2015.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, and the guidance requires a prospective application to awards modified on or after the adoption date. We elected to early adopt this standard as of July 1, 2017 and will account for any modifications after this date under the new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods beginning after December 15, 2019, and we are currently in the process of evaluating the impact of this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. We will analyze the clarified definition of a business for potential future transactions to determine whether they should be accounted for as an asset acquisition or business combination under the new guidance. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods beginning after December 15, 2017 and we will adopt the guidance on January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires an entity to explain the change during a period in restricted cash equivalents on the consolidated statements of cash flows and include such amounts when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. Early adoption is permitted, and the guidance requires a retrospective adoption. The guidance is effective for annual periods beginning after December 15, 2017, and we will adopt the guidance on January 1, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide for simplification involving several aspects of the accounting for share-based payment transactions. The new standard requires excess tax benefits and tax deficiencies to be recorded in our consolidated statements of operations as a component of provision for income taxes when stock awards vest or are settled and an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the consolidated statements of cash flows. The standard also allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting.

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

We have elected to adopt the elimination of the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows prospectively and therefore prior periods have not been adjusted. Further, there was no change related to the requirement that all payments made to tax authorities on an employees' behalf for withheld shares be presented as a financing activity on the consolidated statements of cash flows as we have always recorded such amounts as a financing activity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted, and the guidance requires a modified retrospective adoption. The guidance is effective for annual periods beginning after December 15, 2018 and we plan to adopt the guidance on January 1, 2019. We plan to elect the package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We will continue to evaluate ASU 2016-02 as we near our adoption date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (ASU 2014-09), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 for public companies and further amendments and technical corrections were made to ASU 2014-09 during 2016. ASU 2014-09 allows for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We will adopt ASU 2014-09 on January 1, 2018 under the modified retrospective application and our adjustment to the opening balance of retained earnings is immaterial.

We have determined the impact ASU 2014-09 will have on our consolidated financial statements, accounting policies, and related disclosures. We will continue to operate as an agent in our strategic partnership with Ingram and agreements with other partners under the new guidance and therefore continue to recognize a commission on print textbook rental transactions. We have determined two areas of impact. First, the timing of revenue recognition relating to our Enrollment Marketing and Brand Partnership product offerings will be recognized earlier in the contract life under ASU 2014-09 than under the current guidance. Second, we will estimate and account for the variable consideration earned relating to our performance related obligation with Ingram over the period in which it is earned under ASU 2014-09 as opposed to at the completion of the period under the current guidance. These are the significant areas that we have identified will be different under ASU 2014-09.

Note 3. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, restricted cash and investments’ adjusted cost, net unrealized loss and fair value as of December 31, 2017 (in thousands):

	December 31, 2017
	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$98,370	$—	$98,370
Money market funds	5,358	—	5,358
Commercial paper	22,729	—	22,729
Total cash and cash equivalents	$126,457	$—	$126,457
Short-term investments:
Commercial paper	$38,850	$(27)	$38,823
Corporate securities	23,001	(43)	22,958
U.S. treasury securities	19,978	(17)	19,961
Total short-term investments	$81,829	$(87)	$81,742

Long-term corporate securities	$20,405	$(100)	$20,305

The adjusted cost and fair value of available-for-sale investments as of December 31, 2017 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$104,558	$104,471
Due in 1-2 years	20,405	20,305
Investments not due at a single maturity date	5,358	5,358
Total	$130,321	$130,134

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of December 31, 2017, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of five months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the year ended December 31, 2017, we did not recognize any impairment charges.

As of December 31, 2016, we did not carry a balance of cash equivalents, short-term or long-term investments.

Restricted Cash

As of December 31, 2017 and 2016, we had approximately $0.5 million and $0.1 million, respectively, of restricted cash that consisted of a security deposits for our corporate offices. As of December 31, 2017, $0.1 million of restricted cash is classified in other current assets and $0.4 million is classified in other assets in our consolidated balance sheets. As of December 31, 2016, $0.1 million of restricted cash is classified in other assets in our consolidated balance sheets.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our consolidated balance sheets. We did not record other-than-temporary impairment charges on this investment during the years ended December 31, 2017, 2016, and 2015, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.

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

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2017 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,358	$5,358	$—
Commercial paper	22,729	—	22,729
Short-term investments:
Commercial paper	38,823	—	38,823
Corporate securities	22,958	—	22,958
U.S. treasury securities	19,961	19,961	—
Long-term corporate securities	20,305	—	20,305
Total assets measured and recorded at fair value	$130,134	$25,319	$104,815

We value our marketable securities based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our U.S. treasury securities, we classify our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.

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

Note 5. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

December 31, 2016
Textbook library	$33,980
Less accumulated depreciation	(31,405)
Textbook library, net	$2,575

As of December 31, 2017, we did not carry a balance of textbook library, net.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Computer and equipment	$2,449	$1,597
Software	5,317	4,324
Furniture and fixtures	2,893	2,148
Leasehold improvements	7,154	5,342
Content	70,110	49,725
Property and equipment	87,923	63,136
Less accumulated depreciation and amortization	(40,430)	(27,831)
Property and equipment, net	$47,493	$35,305

Note 6. Acquisitions

2017 Acquisition

In October 2017, we acquired all of the outstanding interests of Cogeon GmbH (Cogeon), a provider of adaptive math technology and developer of the math application, Math 42, based in Germany. With this acquisition, Chegg will be able to provide self-guided and individualized math solutions to more students, deepening our reach in to the high school market. The total fair value of the purchase consideration was $15.0 million which included an escrow amount of $2.2 million for general representations and warranties and potential post-closing adjustments. The escrow amount will be released in 24 months after the acquisition date.

The acquisition date fair value of the purchase consideration for the above transactions consisted of the following (in thousands):

Initial cash consideration	$12,717
Net working capital adjustment	53
Escrow	2,244
Fair value of purchase consideration	$15,014

Included in the purchase agreement for the acquisition of Cogeon are additional contingent payments of up to approximately $9.0 million subject to achievement of specified milestones and continued employment of the sellers. These payments will be expensed ratably as technology and development expense on our consolidated statements of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $0.6 million as of December 31, 2017 included within accrued liabilities on our consolidated balance sheet for these contingent payments. Additionally, included in the purchase agreement are contingent equity grants of up to approximately $3.8 million subject to achievement of the above specified milestones, continued employment of the sellers, and an adverse tax ruling on the additional contingent payments from the German tax authority. We have not recorded any expense amounts related to these contingent equity grants as the definition of a grant has not been met in accordance with share-based compensation accounting guidance.

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

The following table presents the total allocation of purchase consideration recorded in our consolidated balance sheets as of the acquisition date (in thousands):

Net tangible assets	$60
Acquired intangible assets:
Trade name	50
Domain names	230
Non-compete agreements	70
Developed technology	5,510
Content Library	70
Total acquired intangible assets	5,930
Total identifiable assets acquired	5,990
Goodwill	9,024
Total fair value of purchase consideration	$15,014

During the year ended December 31, 2017, we incurred $0.7 million of acquisition-related expenses associated with the above acquisition which have been included in general and administrative expenses in our consolidated statements of operations.

2016 Acquisitions

In May 2016, we acquired all of the outstanding interests of Imagine Easy Solutions, LLC (Imagine Easy), a privately held online learning company based in New York that provides a portfolio of online writing tools. We anticipate this acquisition will enhance our ability to acquire new students, increase the value of our platform to our existing students, and have a meaningful and positive impact on their outcomes. The total fair value of the purchase consideration was $42.3 million which included deferred cash consideration of $17.0 million. We recorded the present value of the deferred cash consideration of $16.4 million at the acquisition date and recorded accretion expense until it was paid to the sellers in April 2017. During the year ended December 31, 2017 and 2016, we recorded accretion expense of $0.2 million and $0.4 million, respectively, through other income (expense), net on our consolidated statement of operations. Further, the consideration included an escrow and a hold-back amount of $4.2 million and $0.5 million, respectively, for general representations and warranties and potential post-closing adjustments. The escrow amount was released in July 2017 and the hold-back amount was released during the third quarter of 2016.

In December 2016, we acquired certain assets of RefME Ltd., a privately held online learning company based in London, England, to enhance our already existing portfolio of writing tools. The total fair value of the purchase consideration was $1.8 million. The purchase consideration included deferred cash consideration of $0.8 million, which was paid out in four quarterly installments during the years ended December 31, 2017 and 2016.

The acquisition date fair value of the purchase consideration for the above transactions consisted of the following (in thousands):

Initial cash consideration	$22,007
Net working capital adjustment	200
Fair value of deferred cash consideration	17,127
Escrow	4,200
Hold-back	500
Fair value of purchase consideration	$44,034

Included in the purchase agreement for the acquisition of Imagine Easy are additional contingent payments of up to $18.0 million, of which $3.0 million relates to the achievement of performance conditions for the fiscal year ended 2016. These performance conditions were achieved therefore these payments will be made through April 2019, subject to continued employment of the sellers, and will be expensed ratably as technology and development and general and administrative expense on our consolidated statements of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded $0.4 million as of December 31, 2017 included within prepaid expenses on our consolidated balance sheet and $1.0 million as of December 31, 2016 included within accrued liabilities on our consolidated balance sheet for these contingent payments.

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

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Beginning balance	$116,239	$91,301
Additions due to acquisitions	9,024	24,938
Foreign currency translation adjustment	9	—
Ending balance	$125,272	$116,239

Intangible assets as of December 31, 2017 and December 31, 2016 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2017
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	70	$20,657	$(10,220)	$10,437
Customer lists	47	9,970	(5,480)	4,490
Trade names	46	5,793	(3,465)	2,328
Non-compete agreements	30	1,798	(1,506)	292
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	6	—	6
Total intangible assets	57	$42,854	$(21,701)	$21,153

	December 31, 2016
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	60	$15,077	$(8,245)	$6,832
Customer lists	47	9,970	(3,673)	6,297
Trade names	47	5,513	(1,998)	3,515
Non-compete agreements	30	1,728	(1,249)	479
Master service agreements	21	1,030	(1,005)	25
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets	51	$36,918	$(16,170)	$20,748

During the years ended December 31, 2017, 2016 and 2015, amortization expense related to our acquired intangible assets totaled approximately $5.5 million, $4.6 million and $4.8 million, respectively.

As part of our acquisition of internships.com in October 2015, we acquired an indefinite-lived trade name intangible asset valued at $3.6 million. We assess this asset for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable and have not recorded any impairment charges during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2018	$5,311
2019	4,347
2020	2,874
2021	1,518
2022	1,075
Thereafter	2,428
Total	$17,553

Note 8. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Reimbursement from Ingram and other partners	$4,219	$18,759
Other	3,626	2,255
Other current assets	$7,845	$21,014

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Payable to Ingram and other partners	$8,001	$8,237
Taxes payable	3,337	2,927
Chegg credit	2,457	2,341
Accrued purchases of long-lived assets	3,573	2,333
Accrued deferred cash consideration related to acquisition	—	17,378
Other	13,706	11,103
Accrued liabilities	$31,074	$44,319

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

As of December 31, 2017, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 10. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at December 31, 2017 related to our headquarters in Santa Clara, California and our office in San Francisco, California. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $2.7 million, $1.9 million and $2.5 million in the years ended December 31, 2017, 2016 and 2015, respectively.

The aggregate future minimum lease payments as of December 31, 2017, are as follows (in thousands):

2018	$2,934
2019	2,038
2020	939
2021	485
2022	230
Thereafter	—
Total	$6,626

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2017.

Note 12. Common Stock

We are authorized to issue 400 million shares of common stock, with a par value per share of $0.001. As of December 31, 2017, we have reserved the following shares of common stock for future issuance:

December 31, 2017
Warrants to purchase common stock	100,000
Outstanding stock options	8,066,846
Outstanding RSUs and PSUs	14,335,115
Shares available for grant under the stock plans	11,177,175
Shares available for issuance under employee stock purchase plan	5,849,986
Total common shares reserved for future issuance	39,529,122

Stock Plans

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2017 there were 11,177,175 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than ten years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our board of directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2017, there were 5,849,986 shares of common stock available for future issuance under the 2013 ESPP.

Note 13. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$316	$172	$262
Technology and development	14,333	14,771	11,992
Sales and marketing	5,007	6,124	7,901
General and administrative	18,703	20,718	18,620
Total share-based compensation expense	$38,359	$41,785	$38,775

Total share-based compensation expense for consultants was $44 thousand, $0.5 million and $0.4 million in the years ended December 31, 2017, 2016 and 2015, respectively. There was no capitalized share-based compensation expense as of December 31, 2017, 2016 or 2015.

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

The following table summarizes the key assumptions used to determine the fair value of our stock options granted to employees, officers and directors:

	Years Ended December 31,
	2016	2015
Expected term (years)	5.50	5.50-6.00
Expected volatility	56.94%	50.68%-51.69%
Dividend yield	—%	—%
Risk-free interest rate	1.43%	1.75%-1.86%
Weighted-average grant-date fair value per share	$2.58	$3.54

We did not grant any stock option awards during the year ended December 31, 2017.

Fair Value of Restricted Stock Units (RSUs) and of Performance-Based Restricted Stock Units (PSUs)

RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of RSUs is subject to the employee’s continuing service to us, while vesting of PSUs is subject to our achievement of specified corporate financial performance objectives in addition to the employee's continuing service to us. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period, on a straight line basis for RSUs and on a graded basis for PSUs, contingent on the achievement of performance conditions. RSUs are typically fully vested at the end of three or four years while PSUs vest subject to the achievement of performance objectives and if achieved, typically vest over two to three years. We assess the achievement of performance objectives on a quarterly basis and adjust our share-based payment expense as appropriate.

Fair Value of 2013 ESPP

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of rights granted under the 2013 ESPP at the date of grant using the Black-Scholes-Merton option-pricing model. The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Years Ended December 31,
	2017	2016	2015
Expected term (years)	0.50	0.50	0.50
Expected volatility	38.15%-45.57%	35.10%-75.74%	36.20%-49.59%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.04%-1.42%	0.38%-0.62%	0.09%-0.31%
Weighted-average grant-date fair value per share	$3.55	$1.79	$1.98

There were 377,530 shares purchased under the 2013 ESPP for the year ended December 31, 2017 at an average price per share of $7.88 with cash proceeds from the issuance of shares of $3.0 million.

There were 467,979 shares purchased under the 2013 ESPP for the year ended December 31, 2016 at an average price per share of $3.76 with cash proceeds from the issuance of shares of $1.8 million.

Stock Option Activity

Stock option activity under our equity incentive plans was as follows:

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	11,333,624	$8.60	5.22	$6,608,611
Granted	—	—
Exercised	(2,902,403)	7.13
Canceled	(364,375)	12.23
Balance at December 31, 2017	8,066,846	$8.97	4.64	$59,318,983

As of December 31, 2017
Options exercisable	8,033,749	$8.98	4.63	$59,002,312
Options vested and expected to vest	8,064,829	$8.97	4.64	$59,299,650

The total intrinsic value of options exercised during 2017, 2016 and 2015, was approximately $16.8 million, $0.6 million and $3.2 million, respectively.

As of December 31, 2017, our total unrecognized compensation expense for stock options granted to employees, officers, directors, and consultants was approximately $0.1 million, which will be recognized over a weighted-average vesting period of approximately 0.8 years.

We recognize only the portion of the stock options granted to employees that is ultimately expected to vest as compensation expense. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. Forfeiture rates and the resulting compensation expense are revised in subsequent periods if actual forfeitures differ from the estimate.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	14,142,109	$5.20
Granted	6,800,381	9.10
Released	(5,362,478)	5.73
Canceled	(1,244,897)	6.16
Balance at December 31, 2017	14,335,115	$6.78

2015 PSU Grants

In February 2015, we granted PSUs under the 2013 Plan to certain of our key employees (the February 2015 grants). The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2015 (the 2015 Performance Period) and 2016 (the 2016 Performance Period). Based on the achievement of the performance conditions during the 2015 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2015 Performance Period based on a specified objective formula approved by the Compensation Committee of the Board of Directors (the Compensation Committee). The PSUs related to the 2015 Performance Period vest annually over a one or three-year period depending on the employee, with the initial vesting occurring in February 2016. In March 2016, the financial and strategic performance targets were set by the Compensation Committee for the 2016 Performance Period for the February 2015 grants. Based on the achievement of the performance conditions during the 2016 Performance Period for the February 2015 grants, the final settlement met the minimum threshold for the 2016 Performance Period based on a specified objective formula approved by the Compensation Committee. The PSUs related to the 2016 Performance Period vest over a one-year period with vesting occurring in March 2017.

During the year ended December 31, 2016, the Compensation Committee approved a modification of the performance targets related to the 2015 Performance Period of the February 2015 grant for 26 employees. As a result of the modification, we recorded an expense of $1.5 million during the year ended December 31, 2016.

The number of shares underlying the PSUs granted during the year ended December 31, 2015 totaled 2,300,824 shares and had a weighted average grant date fair value of $6.59 per share. During the year ended December 31, 2017 and 2016, 850,066 and 688,464 shares, respectively, were released relating to the February 2015 grants.

2016 PSU Grants

In March 2016, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2016. Based on the achievement of the performance conditions for the March 2016 grant, the final settlement met the minimum threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three-year period depending on the employee, with the initial vesting occurring in March 2018.

The number of shares underlying the PSUs granted during the year ended December 31, 2016 totaled 2,377,842 shares and had a weighted average grant date fair value of $4.32 per share.

2017 PSU Grants

In March 2017, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2017. Based on the achievement of the performance conditions for the March 2017 grant, the final settlement met the maximum threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2018.

The number of shares underlying the PSUs granted during the year ended December 31, 2017 totaled 1,822,284 shares and had a grant date fair value of $8.91 per share.

As of December 31, 2017, we had a total of approximately $52.1 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.7 years.

Stock Warrants

As of December 31, 2017, we had a total of 100,000 common stock warrants exercisable at an exercise price of $12.00.

During the year ended December 31, 2017, 100,000 common stock warrants were exercised at an exercise price of $12.00. No common stock warrants were exercised in the year ended December 31, 2016. During the year ended December 31, 2015, 795,549 common stock warrants were exercised at a weighted average exercise price of $4.12.

Note 14. Income Taxes

We recorded an income tax provision of approximately $1.8 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The income tax provision for the years ended December 31, 2017, 2016 and 2015 was primarily due to state and foreign income tax expense and federal and state tax expense related to tax amortization of acquired indefinite lived intangible assets.

Our income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$(103)	$(18)	$—
State	100	321	263
Foreign	1,523	959	778
Total current income taxes	1,520	1,262	1,041

Deferred income taxes:
Federal	(992)	503	484
State	75	48	56
Foreign	1,199	(106)	(102)
Total deferred income taxes	282	445	438
Total income tax provision	$1,802	$1,707	$1,479

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(20,983)	$(42,687)	$(59,376)
Foreign	2,502	2,149	1,645
Total	$(18,481)	$(40,538)	$(57,731)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Years Ended December 31,
	2017	2016	2015
Income tax at U.S. statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	8.3	1.7	3.7
Foreign rate differential	(3.8)	(0.3)	(0.2)
Share-based compensation	38.2	(9.1)	(7.0)
Non-deductible expenses	(1.1)	(0.2)	(0.2)
Tax credits	7.8	(0.4)	1.4
Tax Cuts and Jobs Act impact	(220.2)	—	—
Other	0.4	(0.7)	(1.2)
Change in valuation allowance	126.6	(29.2)	(33.1)
Total	(9.8)%	(4.2)%	(2.6)%

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law, enacting significant changes to the U.S. Internal Revenue Code. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; creating a global intangible low-taxed income inclusion (GILTI) and the base erosion anti-abuse tax (BEAT), a new minimum tax. The Tax Act, also imposes significant limitations on the deductibility of interest, executive compensation and future net operating losses. The Tax Act allows for the expensing of certain capital expenditures.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, as of December 31, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the year ended December 31, 2017 is based in part on our best estimate of the effects of the transition tax and existing deferred tax balances with our understanding of the Tax Act and guidance available as of the date of this filing. For the amounts which we were able to reasonably estimate, we recognized a provisional remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $42 million, which is offset by a valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was a benefit of $0.1 million. We also provided withholding tax on the deemed repatriation of foreign earnings of $1.2 million. We are still analyzing certain aspects of the Tax Act and refining the estimate of the expected reversal of our deferred tax balance. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Act also includes provisions for the GILTI tax inclusion, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities are being evaluated if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the calendar year ending December 31, 2017, or should the tax on GILTI provisions be recognized in the period the Act was signed into law. Because of the complexity of the new provisions, we are continuing to evaluate on how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method and will only do so after our completion of the analysis of the GILTI provisions and our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.

A summary of our deferred tax assets is as follows (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Accrued expenses and reserves	$1,665	$5,069
Share-based compensation	14,430	23,864
Deferred revenue	—	1,085
Net operating loss carryforwards	71,653	73,708
Property and equipment, textbooks and intangibles assets	3,905	5,168
Other items	960	1,407
Gross deferred tax assets	92,613	110,301
Valuation allowance	(91,183)	(110,045)
Total deferred tax assets	1,430	256

Deferred tax liabilities:
Other	(2,869)	(1,413)
Total deferred tax liabilities	(2,869)	(1,413)

Net deferred tax liability	$(1,439)	$(1,157)

At December 31, 2017 and 2016 the deferred tax liability is created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability can be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded. The 2017 Tax Cuts and Job Acts changed the expiration of post 2017 net operating losses. Under the Act, post 2017 net operating losses can only be used to offset 80% of future taxable income; however, they do not expire. The indefinite-lived deferred tax liabilities are therefore a source of income for the indefinite-lived net operating loss carryforward and no valuation allowance is necessary on 80% of the deferred tax liabilities.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $18.9 million during the year ended December 31, 2017 and increased by $11.8 million during the year ended December 31, 2016.

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $257 million and $195 million, respectively, which will begin to expire in years beginning 2028 and 2018, respectively.

As of December 31, 2017, we had tax credit carryforwards for federal and state income tax purposes of approximately $5.6 million and $6.4 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As describe above, the Tax Act includes a transition tax in 2017 that taxes any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. As a result of this tax and the accrual of associated withholding tax, we have no unrecorded tax liabilities associated with unremitted foreign retained earnings as of December 31, 2017. As of December 31, 2016, we permanently reinvested approximately $6.0 million of earnings from our international subsidiaries.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2017, 2016 and 2015, we recognized an increase of $0.2 million, a decrease of $18 thousand and an increase of $0.1 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2017 and 2016 were approximately $0.8 million and $0.6 million, respectively.

During the year ended December 31, 2017, we settled an audit relating to an examination by the tax authorities in India for the fiscal filing period ending March 31, 2015. During the year ended December 31, 2017, we also settled two years, 2012 and 2013, of a four-year tax audit in Israel. The remaining years under audit, 2014 and 2015 are waiting on the settlement of similar court decisions prior to assessments by the Israel Tax Authority.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2017 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$4,882	$4,849	$4,272
Increase in tax positions for prior years	280	478	82
Decrease in tax positions for prior years	(101)	(855)	(416)
Decrease in tax positions for prior year settlement	(172)	(32)	(61)
Decrease in tax positions for prior years due to statutes lapsing	(169)	(76)	—
Increase in tax positions for current year	978	595	948
Change due to translation of foreign currencies	74	(77)	24
Ending balance	$5,772	$4,882	$4,849

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.2 million for the year ended December 31, 2017. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Note 15. Restructuring Charges (Credits)

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where NRCCUA will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital Enrollment Marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated, resulting in one-time workforce reduction costs of $0.9 million and lease termination and other costs of $0.1 million recorded during the year ended December 31, 2017. We expect costs incurred to date related to this workforce reduction to be fully paid within three months.

2015 Restructuring Plan

During the years ended December 31, 2017 and 2016, we recorded restructuring credits of $42 thousand and $0.4 million, respectively, primarily related to a partial reversal of previously accrued lease termination costs due to our subtenant leasing additional space. Costs incurred to date related to the lease termination and other costs are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2016	$—	$—	$55	$2,463	$2,518
Restructuring credits	—	—	—	(423)	(423)
Cash payments	—	—	(55)	(1,734)	(1,789)
Balance at December 31, 2016	—	—	—	306	306
Restructuring charges (credits)	941	148	—	(42)	1,047
Cash payments	(897)	(128)	—	(43)	(1,068)
Write-offs	—	(20)	—	—	(20)
Balance at December 31, 2017	$44	$—	$—	$221	$265

As of December 31, 2017, the $0.3 million liability was comprised of a short-term accrual of $0.1 million included within accrued liabilities and a long-term accrual of $0.2 million included within other liabilities on the consolidated balance sheet.

Note 16. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2017, 2016 and 2015, we had purchases of $3.2 million, $3.1 million and $2.9 million, respectively, from Adobe. We had $0.1 million in revenues year ended December 31, 2017, no revenues in the year ended December 31, 2016 and $0.1 million in revenues in the year ended December 31, 2015 from Adobe. We had $0.3 million in payables as of December 31, 2017 and 2016 to Adobe. We had an immaterial amount of outstanding receivables as of December 31, 2017 and no outstanding accounts receivables as of December 31, 2016 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the years ended December 31, 2017, 2016 and 2015, we had purchases of $11.5 million, $10.2 million and $11.5 million, respectively, from Cengage.  We had $1.9 million, $0.6 million and $0.1 million in revenues from Cengage in the years ended December 31, 2017, 2016 and 2015, respectively. We had $0.1 million in payables as of December 31, 2017 and an immaterial amount in payables as of December 31, 2016 to Cengage. We had $0.3 million and $0.1 million in outstanding accounts receivables as of December 31, 2017 and 2016, respectively, from Cengage.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the years ended December 31, 2017, 2016 and 2015, we had purchases of $0.1 million, $0.2 million and $0.1 million, respectively, of services from Synack.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the year ended December 31, 2017, 2016 and 2015, we incurred payment processing fees of $1.0 million, $0.9 million and $0.7 million, respectively, to PayPal.

Note 17. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the year ended December 31, 2017, 2016 and 2015, our matching contributions totaled approximately $1.1 million, $0.9 million, and $0.8 million, respectively.

Note 18. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reporting segment and operating unit structure.

Product Information

We derive our revenues from our Chegg Services and Required Materials product lines. Chegg Services includes our products and services we provide to supplement the requirements and help students with their coursework as well as our marketing services which help to complete our offering of services to students. Required Materials includes all products that are essential for students to meet the requirements of their coursework. Chegg Services includes Chegg Study, Chegg Writing, Chegg Tutors, Brand Partnership, Test Prep and Internships. Required Materials includes commissions from Ingram and other partners, on the rental and sale of print textbooks, as well as revenues from eTextbooks.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands):

	December 31,
	2017	2016	2015
Chegg Services	$185,683	$129,335	$94,285
Required Materials	69,383	124,755	207,088
Total net revenues	$255,066	$254,090	$301,373

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenues information is based on the location of the customer. In 2017, 2016 and 2015, substantially all of our revenues and long-lived assets are located in the United States.

Note 19. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total net revenues	$62,602	$56,317	$62,640	$73,507
Gross profit	$41,206	$39,275	$40,284	$54,126
Net (loss) income	$(6,401)	$(6,025)	$(11,516)	$3,659
Weighted average shares used to compute net (loss) income per share:
Basic	92,830	95,047	103,041	108,968
Diluted	92,830	95,047	103,041	121,557
Net (loss) income per share:
Basic	$(0.07)	$(0.06)	$(0.11)	$0.03
Diluted	$(0.07)	$(0.06)	$(0.11)	$0.03

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total net revenues	$66,654	$53,036	$71,343	$63,057
Gross profit	$27,731	$31,629	$32,644	$42,485
Net loss	$(15,685)	$(9,008)	$(16,063)	$(1,489)
Weighted average shares used to compute net loss per share, basic and diluted	89,118	90,416	91,059	91,526
Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.17)	$(0.02)

We recorded restructuring charges of $24 thousand, $64 thousand, $59 thousand and $0.9 million in the three months ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively. We recorded restructuring credits of $0.1 million, $0.1 million, $0.2 million and $44 thousand in the three months ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of Cogeon GmbH, which is included in the December 31, 2017 consolidated financial statements and constituted less than 1% of total assets as of December 31, 2017, and less than 1% of total net revenues and net loss, respectively, for the year ended December 31, 2017. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2017, 2016, and 2015
	Balance at Beginning of Year	Provision (Release) for Bad Debts	Net Write-offs	Balance at End of Year
Allowance for doubtful accounts
2017	$436	$47	$(224)	$259
2016	$378	$58	$—	$436
2015	$559	$(77)	$(104)	$378

	Years Ended December 31, 2017, 2016, and 2015
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund Reserve
2017	$487	$22,446	$(22,651)	$282
2016	$4,538	$26,373	$(30,424)	$487
2015	$6,174	$39,919	$(41,555)	$4,538

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of the Registrant effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Restated Bylaws of the Registrant effective November 13, 2013	10-K	001-36180	3/4/16	3.02
4.01	Form of Registrant’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01

4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 7, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-190616	08/14/13	4.02
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and the Registrant, dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and the Registrant, dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and the Registrant, dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and the Registrant, dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Nathan Schultz and the Registrant, dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.10*	Offer Letter between Chuck Geiger and the Registrant, dated June 30, 2009	10-K	001-36180	3/6/14	10.09
10.11*	Offer Letter between Esther Lem and the Registrant, dated December 9, 2010					X
10.13	Lease between Silicon Valley CA-I, LLC and the Registrant, dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.14	Commencement Date Memorandum between Silicon Valley CA-I, LLC and the Registrant, dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.15	Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.16
10.16	Amendment to Lease, dated as of May 13, 2011, amended the Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.17
10.17†	2015 Inventory Purchase and Consignment Agreement dated April 3, 2015, by and among Ingram Hosting Holdings Inc., the Company and Ingram Book Group Inc.					X
10.18	Interest Purchase Agreement by and among Chegg Inc., and Imagine Easy Solutions, LLC and the Sellers, dated as of April 28, 2016.	8-K	001-36180	5/2/16	99.03
10.19	Credit Agreement dated September 21, 2016 by and between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	9/22/16	99.1
10.20††
First Supplement to the 2015 Inventory Purchase and Consignment Agreement, entered into as of May 30, 2017 and effective as of December 29, 2016, by and among Chegg, Inc. and Ingram Hosting Holdings LLC.
						X

10.21††
Amendment to Textbook Services Agreement, dated as of January 1, 2018 by and among Chegg, Inc. and Ingram Hosting Holdings LLC (f/k/a Ingram Hosting Holdings Inc.) and Ingram Book Group LLC (f/k/a Ingram Book Group Inc.).
X
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
††
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

CHEGG, INC.
February 26, 2018	By:	/S/ DAN ROSENSWEIG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Chairman	February 26, 2018
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 26, 2018
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller	February 26, 2018
Robin Tomasello	(Principal Accounting Officer)

Director
Jeffrey Housenbold

/S/ RENEE BUDIG	Director	February 26, 2018
Renee Budig

/S/ MARNE LEVINE	Director	February 26, 2018
Marne Levine

/S/ RICHARD SARNOFF	Director	February 26, 2018
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 26, 2018
Ted Schlein

Director
John York