Form 10-Q
period 2018-03-31
CHEGG, INC
filed 2018-04-26
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of April 25, 2018, the Registrant had 112,148,773 outstanding shares of Common Stock.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$106,827	$126,457
Short-term investments	82,264	81,742
Accounts receivable, net of allowance for doubtful accounts of $176 and $259 at March 31, 2018 and December 31, 2017, respectively	8,055	10,855
Prepaid expenses	10,799	2,043
Other current assets	6,898	7,845
Total current assets	214,843	228,942
Long-term investments	10,628	20,305
Property and equipment, net	48,197	47,493
Goodwill	125,525	125,272
Intangible assets, net	19,902	21,153
Other assets	4,383	3,765
Total assets	$423,478	$446,930
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,981	$7,049
Deferred revenue	18,625	13,440
Accrued liabilities	26,418	31,074
Total current liabilities	49,024	51,563
Long-term liabilities
Total other long-term liabilities	4,443	4,305
Total liabilities	53,467	55,868
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 112,748,665 and 109,667,640 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	113	110
Additional paid-in capital	764,065	782,845
Accumulated other comprehensive income (loss)	138	(282)
Accumulated deficit	(394,305)	(391,611)
Total stockholders' equity	370,011	391,062
Total liabilities and stockholders' equity	$423,478	$446,930
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$76,949	$62,602
Cost of revenues	20,224	21,396
Gross profit	56,725	41,206
Operating expenses:
Research and development	25,533	19,302
Sales and marketing	15,336	15,964
General and administrative	18,256	15,342
Restructuring charges	220	900
Gain on liquidation of textbooks	—	(4,766)
Total operating expenses	59,345	46,742
Loss from operations	(2,620)	(5,536)
Interest expense and other income (expense), net:
Interest expense, net	(20)	(19)
Other income (expense), net	564	(199)
Total interest expense and other income (expense), net	544	(218)
Loss before provision for income taxes	(2,076)	(5,754)
Provision for income taxes	541	647
Net loss	$(2,617)	$(6,401)
Net loss per share, basic and diluted	$(0.02)	$(0.07)
Weighted average shares used to compute net loss per share, basic and diluted	110,904	92,830
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,617)	$(6,401)
Other comprehensive income:
Change in net unrealized loss on available for sale investments	(91)	—
Change in foreign currency translation adjustments, net of tax	511	99
Other comprehensive income	420	99
Total comprehensive loss	$(2,197)	$(6,302)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities		*
Net loss	$(2,617)	$(6,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,217	4,389
Share-based compensation expense	11,642	8,278
Gain on liquidation of textbooks	—	(4,766)
Loss from write-offs of textbooks	—	314
Other non-cash items	(41)	(46)
Change in assets and liabilities:
Accounts receivable	2,783	1,947
Prepaid expenses and other current assets	(7,894)	(1,241)
Other assets	(506)	72
Accounts payable	(3,068)	(1,139)
Deferred revenue	5,185	3,270
Accrued liabilities	(4,286)	(3,743)
Other liabilities	138	260
Net cash provided by operating activities	6,553	1,194
Cash flows from investing activities
Proceeds from liquidations of textbooks	—	6,943
Purchases of marketable securities	(12,511)	—
Maturities of marketable securities	21,630	—
Purchases of property and equipment	(4,883)	(4,770)
Acquisition of business	—	(188)
Net cash provided by investing activities	4,236	1,985
Cash flows from financing activities
Common stock issued under stock plans, net	5,222	2,763
Payment of taxes related to the net share settlement of equity awards	(35,640)	(12,618)
Net cash used in financing activities	(30,418)	(9,855)
Net decrease in cash, cash equivalents and restricted cash	(19,629)	(6,676)
Cash, cash equivalents and restricted cash, beginning of period	126,963	77,433
Cash, cash equivalents and restricted cash, end of period	$107,334	$70,757

Supplemental cash flow data:
Cash paid during the period for:
Interest	$19	$30
Income taxes	$503	$388
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,204	$2,022

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,827	$70,294
Restricted cash included in other current assets	84	—
Restricted cash included in other assets	423	463
Total cash, cash equivalents and restricted cash	$107,334	$70,757
* Adjusted to reflect the adoption of ASU 2016-18. See Note 1 for more information.
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2018 and our results of operations and cash flows for the three months ended March 31, 2018 and 2017. Our results of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2017 as 2017.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

We have changed the caption on our condensed consolidated statements of operations from “technology and development” to “research and development.” This change does not impact any current or previously reported amounts.

Except for our policies on revenue recognition and deferred revenue, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue

We recognize revenues from our Chegg Services and Required Materials offerings when control of the goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

We generate revenues from our Chegg Services product line including our Chegg Study service, our Chegg Writing service, our Chegg Tutors service, Test Prep, through our partnership with Kaplan Test Prep (Kaplan), Internship services, Brand Partnership services that we offer to brands and Enrollment Marketing services to colleges, through our strategic partnership with the National Record Center for College and University Admissions (NRCCUA). Chegg Services are offered to students through weekly, monthly or annual subscriptions, and we recognize revenues ratably over the respective subscription period. Enrollment Marketing services and Brand Partnership services are offered either on a subscription or on an a la carte basis. Revenues are recognized ratably or as earned over the subscription service period, generally one year. Revenues from Enrollment Marketing services or Brand Partnership services delivered on an a la carte basis, without a subscription, are recognized when delivery of the respective lead or service has occurred. Historically, under previous revenue recognition guidance, revenue recognition was delayed for certain contracts with extended payment terms. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our Enrollment Marketing and Brand Partnership customers with normal credit terms, typically 30 days.

Some of our customer arrangements for Brand Partnership and Enrollment Marketing services include multiple performance obligations. We have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer and our promise to transfer the service is separately identifiable from other promises in the contract. For these arrangements that contain distinct performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (SSP) of each distinct performance obligation to the total value of the contract.

We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions, and information about the customer. Additionally, we limit the amount of revenues recognized for delivered promises to the amount that is not contingent on future delivery of services or other future performance obligations.

We also generate revenues from our Required Materials product line including revenue share earned on print textbooks for rental or sale transactions, owned by Ingram and other partners, which are recognized immediately when a book ships to the student. Revenues from the rental or sale of eTextbooks is recognized ratably over the contractual period, generally two to five months, or at time of the sale, respectively. Our strategic partnership with Ingram includes an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. Under the new revenue recognition guidance, we estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period as opposed to the contractual amount earned under the previous revenue recognition guidance.

For sales of third party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. For our strategic partnership with Ingram and our agreements with other textbook publishers, we have concluded that we do not control the use of the print textbooks, and therefore record net revenue only for the revenue share we earn upon the shipment of a print textbook to a student. For the sale of eTextbooks we have concluded that we control the service, therefore we recognize revenue and cost of revenue on a gross basis.

Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenues.

Contract assets are contained within other current assets on our condensed consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer. Contract receivables are contained within accounts receivable, net on our condensed consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our condensed consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to rentals and subscriptions performance obligations that have not been satisfied, and Brand Partnership and Enrollment Marketing performance obligations that have yet to be satisfied. Deferred revenue is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition including variable consideration, recoverability of accounts receivable, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-

lived assets for depreciation and amortization, valuation of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements not yet Adopted

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We adopted the guidance on January 1, 2018 recording an immaterial reclassification from accumulated other comprehensive income (loss) to the opening balance of accumulated deficit.

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. We early adopted the guidance with a prospective application on January 1, 2018 and will apply the guidance starting with our 2018 annual goodwill impairment assessment.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. We adopted the guidance with a prospective application on January 1, 2018. We will analyze the clarified definition of a business to determine whether transactions from our application date should be accounted for as an asset acquisition or business combination under the new guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires an entity to explain the change during a period in restricted cash equivalents on the condensed consolidated statements of cash flows and include such amounts when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. We adopted the guidance with a retrospective application on January 1, 2018 and have adjusted our beginning-of-period and end-of-period amounts on our condensed consolidated statement of cash flows to include restricted cash with the change in restricted cash included within the other assets line on our condensed consolidated statement of cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity investments at fair value and recognize any changes in fair value within the statement of operations. We have a strategic investment of $3.0 million recorded in other assets on our condensed consolidated balance sheets that falls under this guidance update. The guidance provides for electing a measurement alternative for equity investments that do not have readily determinable fair values. We have elected the measurement alternative for our strategic investment as there is not a readily determinable fair value, which we will apply to our strategic investment starting with our adoption date of January 1, 2018. This investment will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with any changes in the value of the investment recorded within the statement of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (ASC 606), which changes the way we recognize revenue and significantly expands the disclosure requirements for revenue arrangements.

We adopted ASU 2014-09 under the modified retrospective application, recording the cumulative effect of adoption as an adjustment to the opening balance of accumulated deficit on our adoption date of January 1, 2018. We have not adjusted previously reported amounts. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, and trade and other receivables. See note 2 for more information.

Note 2. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted the new revenue recognition guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the previous revenue recognition guidance.

We recorded an immaterial net increase to the opening balance of accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition guidance. The two primary impacts of the new revenue recognition guidance are for our Enrollment Marketing services where revenue is recognized earlier in the contract life under the new revenue recognition guidance than under the previous guidance and for our strategic partnership with Ingram where we are required to estimate variable consideration under the new revenue recognition guidance, which we were not previously required to estimate. Both of these changes had an immaterial impact on our revenue under the new revenue recognition guidance during the three months ended March 31, 2018 as compared to the previous revenue recognition guidance.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time as services are performed, with certain revenues, most significantly the revenue share we earn from Ingram and other partners, being recognized at the point in time when print textbooks are shipped to students.

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2018	2017(1)	$	%
Chegg Services	$56,277	$41,035	$15,242	37%
Required Materials	20,672	21,567	(895)	(4)%
Total net revenues	$76,949	$62,602	$14,347	23%

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

During the three months ended March 31, 2018, we recognized $9.6 million of revenues that were included in our deferred revenue balance as of December 31, 2017. During the three months ended March 31, 2018, there were no revenues recognized from performance obligations satisfied in previous periods. The aggregate amount of unsatisfied performance obligations is approximately $27.1 million as of March 31, 2018, of which a majority is expected to be recognized into revenues over the next year and the remainder within three years. As a practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts with an expected duration of one year or less.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2018	December 31, 2017	$	%
Accounts receivable, net	$8,055	$10,855	$(2,800)	(26)%
Deferred revenue	$18,625	$13,440	$5,185	39%

During the three months ended March 31, 2018, our accounts receivable, net balance decreased by $2.8 million, or 26%, primarily due to an improvement in cash collections. Deferred revenue balance increased by $5.2 million, or 39%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals.

Our contract assets balance was immaterial as of March 31, 2018 and December 31, 2017.

Note 3. Net Loss Per Share

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(2,617)	$(6,401)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	110,904	92,830

Net loss per share, basic and diluted	$(0.02)	$(0.07)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	4,079	7,975
RSUs and PSUs	8,791	1,888
Warrants to purchase common stock	—	200
Total common stock equivalents	12,870	10,063

Note 4. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, and investments’ cost, net unrealized loss and fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Net Unrealized Loss	Fair Value	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$69,117	$—	$69,117	$98,370	$—	$98,370
Money market funds	5,192	—	$5,192	5,358	—	5,358
Commercial paper	32,516	2	32,518	22,729	—	22,729
Total cash and cash equivalents	$106,825	$2	$106,827	$126,457	$—	$126,457
Short-term investments:
Commercial paper	$31,340	$(17)	$31,323	$38,850	$(27)	$38,823
Corporate securities	31,103	(142)	30,961	23,001	(43)	22,958
U.S. treasury securities	19,992	(12)	19,980	19,978	(17)	19,961
Total short-term investments	$82,435	$(171)	$82,264	$81,829	$(87)	$81,742

Long-term corporate securities	$10,735	$(107)	$10,628	$20,405	$(100)	$20,305

The cost and fair value of available-for-sale investments as of March 31, 2018 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$114,951	$114,782
Due in 1-2 years	10,735	10,628
Investments not due at a single maturity date	5,192	5,192
Total	$130,878	$130,602

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of March 31, 2018, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of their cost bases. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of four months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2018 and 2017, we did not recognize any impairment charges.

Restricted Cash

As of March 31, 2018 and December 31, 2017, we had approximately $0.5 million of restricted cash that consists of security deposits for our offices. These amounts are classified in either other current assets and other assets on our condensed consolidated balance sheets based on the remaining term of the lease from the balance sheet dates.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our condensed consolidated balance sheets. We did not record an impairment charge on this investment during the three months ended March 31, 2018 and 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended March 31, 2018.

Note 5. Fair Value Measurement

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,192	$5,192	$—
Commercial paper	32,518	—	32,518
Short-term investments:
Commercial paper	31,323	—	31,323
Corporate securities	30,961	—	30,961
U.S. treasury securities	19,980	19,980	—
Long-term corporate securities	10,628	—	10,628
Total assets measured and recorded at fair value	$130,602	$25,172	$105,430

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,358	$5,358	$—
Commercial paper	22,729	—	22,729
Short-term investments:	—
Commercial paper	38,823	—	38,823
Corporate securities	22,958	—	22,958
U.S. treasury securities	19,961	19,961	—
Long-term corporate securities	20,305	—	20,305
Total assets measured and recorded at fair value	$130,134	$25,319	$104,815

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

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning balance	$125,272	$116,239
Additions due to acquisition	—	9,024
Foreign currency translation adjustment	253	9
Ending balance	$125,525	$125,272

Intangible assets as of March 31, 2018 and December 31, 2017 consist of the following (in thousands, except the weighted-average amortization period in months):

	March 31, 2018
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	70	$20,657	$(10,852)	$9,805
Customer lists	47	9,970	(5,822)	4,148
Trade names	46	5,793	(3,860)	1,933
Non-compete agreements	30	1,798	(1,554)	244
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	172	—	172
Total intangible assets	57	$43,020	$(23,118)	$19,902

	December 31, 2017
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	70	$20,657	$(10,220)	$10,437
Customer lists	47	9,970	(5,480)	4,490
Trade names	46	5,793	(3,465)	2,328
Non-compete agreements	30	1,798	(1,506)	292
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	6	—	6
Total intangible assets	57	$42,854	$(21,701)	$21,153

During each the three months ended March 31, 2018 and 2017, amortization expense related to our acquired intangible assets totaled approximately $1.4 million.

As of March 31, 2018, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2018	$3,893
2019	4,347
2020	2,874
2021	1,518
2022	1,075
Thereafter	2,595
Total	$16,302

Note 7. Debt Obligations

In September 2016, we entered into a revolving line of credit, which was amended in March 2018, with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. This new line of credit replaced the previous line of credit that expired in August 2016. The Line of Credit matures September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense and amortized debt issuance costs, plus non-cash stock compensation (net of capitalized interest expense), plus depreciation expense, plus amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the lender of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit. As of March 31, 2018, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 8. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at March 31, 2018 are related to our headquarters in Santa Clara, California and our office in San Francisco, California. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.6 million and $0.7 million in the three months ended March 31, 2018 and 2017, respectively.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of March 31, 2018.

Note 10. Stockholders' Equity

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$94	$67
Research and development	4,133	3,241
Sales and marketing	1,589	1,126
General and administrative	5,826	3,844
Total share-based compensation expense	$11,642	$8,278

There was no capitalized share-based compensation expense as of March 31, 2018 or 2017.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	14,335,115	$6.78
Granted	2,600,433	19.55
Released	(4,203,190)	6.19
Canceled	(683,587)	5.34
Balance at March 31, 2018	12,048,771	$9.83

As of March 31, 2018, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $81.3 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.9 years.

Note 11. Income Taxes

We recorded an income tax provision of approximately $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, primarily due to state and foreign income tax expense and federal tax expense related to acquired indefinite lived intangible assets.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (Tax Act). In accordance with SAB 118, as of March 31, 2018, we had not yet completed our accounting for the tax effects of the enactment of the Tax Act. Our estimate of the effects the Tax Act have not materially changed from the amounts recorded during the year ended December 31, 2017.  We will continue to analyze certain aspects of the Tax Act and the newly issued Internal Revenue Service notifications and we expect future notices may continue to impact and refine our estimates.

Note 12. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with NRCCUA where they will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital Enrollment Marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated. Costs incurred to date are expected to be fully paid within 6 months.

2015 Restructuring Plan

Restructuring charges of $0.2 million recorded during the three months ended March 31, 2018 primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2017	$—	$—	$—	$306	$306
Restructuring charges (credits)	941	148	—	(42)	1,047
Cash payments	(897)	(128)	—	(43)	(1,068)
Write-offs	—	(20)	—	—	(20)
Balance at December 31, 2017	44	—	—	221	265
Restructuring charges	31	9	—	180	220
Cash payments	—	(9)	—	(57)	(66)
Write-offs	—	—	—	(18)	(18)
Balance at March 31, 2018	$75	$—	$—	$326	$401

As of March 31, 2018, the $0.4 million liability was comprised of a short-term accrual of $0.3 million included within accrued liabilities and a long-term accrual of $0.1 million included within other liabilities on our condensed consolidated balance sheet.

Note 13. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three months ended March 31, 2018 and March 31, 2017, we had purchases of $1.7 million and $0.5 million, respectively, from Adobe. We had $0.1 million of revenues during the three months ended March 31, 2018 and no revenues during the three months ended March 31, 2017 from Adobe. We had $0.6 million and $0.3 million in payables as of March 31, 2018 and December 31, 2017, respectively, to Adobe. We no accounts receivables as of March 31, 2018 and an immaterial amount of accounts receivable as of December 31, 2017 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three months ended March 31, 2018 and March 31, 2017, we had purchases of $5.1 million and $3.5 million, respectively, from Cengage.  We had $1.9 million and $0.4 million of revenues during the three months ended March 31, 2018 and March 31, 2017, respectively, from Cengage. We had $0.6 million and $0.1 million in payables as of March 31, 2018 and December 31, 2017, respectively, to Cengage. We had no outstanding receivables as of March 31, 2018 and $0.3 million in outstanding receivables as of December 31, 2017 from Cengage.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three months ended March 31, 2018 and March 31, 2017, we incurred payment processing fees of $0.4 million and $0.3 million, respectively, to PayPal.

Note 14. Subsequent Event

On April 3, 2018, we closed an offering of our 0.25% convertible senior notes due 2023 for gross proceeds of $345.0 million, which included the full exercise of the option held by the initial purchasers to purchase $45 million of additional notes. The notes are our senior, unsecured obligations and bear cash interest of 0.25% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The net proceeds from the offering are approximately $335.6 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us.

The notes will mature on May 15, 2023, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to February 15, 2023, the notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election. We may not redeem the notes prior to May 20, 2021. The notes have an initial conversion rate of 37.1051 shares of our common stock per $1,000 principal amount of notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $26.95 per share which represented a premium of approximately 32.5% to the $20.34 per share closing price of our common stock on The New York Stock Exchange on March 28, 2018.

We used approximately $39.2 million of the net proceeds from the offering of the notes to pay for the cost of privately negotiated capped call transactions with certain financial institutions, which are expected generally to reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments that we could be required to make in excess of the principal amount of any converted notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price. In addition, we used approximately $20.0 million of the net proceeds from the offering to repurchase 983,284 shares of our common stock.

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

During the three months ended March 31, 2018 and 2017, we generated net revenues of $76.9 million and $62.6 million, respectively, and in the same periods had net losses of $2.6 million and $6.4 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

Our strategy for achieving profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In October 2017, we acquired Cogeon GmbH, a privately held online learning company based in Berlin, Germany that provides adaptive math technology, primarily through its application, Math 42. We anticipate this acquisition to increase value to existing subscribers and deepen our reach into the high school market which will allow us to drive further growth in our existing Chegg Services. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services products, will enable us to accomplish profitability and become cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part II, Item 1A, “Risk Factors.”

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

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis. In the aggregate, Chegg Services revenues were 73% and 66% of net revenues during the three months ended March 31, 2018 and 2017, respectively.

Required Materials

Our Required Materials product line includes a revenue share from Ingram and other partners, on the rental and sale of print textbooks, as well as revenues from eTextbooks. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of March 31, 2018.

We also use our website to rent and sell, on behalf of Ingram and other partners, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 27% and 34% of net revenues during the three months ended March 31, 2018 and 2017, respectively.

Strategic Partnership with Ingram and Other Partners

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

Seasonality of Our Business

The recognition of revenues from our eTextbooks and Chegg Services are primarily recognized ratably over the term a student rents our eTextbook or subscribes to our Chegg Services. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Our variable expenses related to marketing activities remain highest in the first and third quarter such that our profitability may not provide meaningful insight on a sequential basis.

As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2018		2017

Net revenues	$76,949	100%	$62,602	100%
Cost of revenues(1)	20,224	26	21,396	34
Gross profit	56,725	74	41,206	66
Operating expenses(1):
Research and development	25,533	33	19,302	31
Sales and marketing	15,336	20	15,964	26
General and administrative	18,256	24	15,342	25
Restructuring charges	220	—	900	1
Gain on liquidation of textbooks	—	—	(4,766)	(8)
Total operating expenses	59,345	77	46,742	75
Loss from operations	(2,620)	(3)	(5,536)	(9)
Total interest expense and other income (expense), net	544	1	(218)	—
Loss before provision for income taxes	(2,076)	(2)	(5,754)	(9)
Provision for income taxes	541	(1)	647	(1)
Net loss	$(2,617)	(3)%	$(6,401)	(10)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$94		$67
Research and development	4,133		3,241
Sales and marketing	1,589		1,126
General and administrative	5,826		3,844
Total share-based compensation expense	$11,642		$8,278

Three Months Ended March 31, 2018 and 2017

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Chegg Services	$56,277	$41,035	$15,242	37%
Required Materials	20,672	21,567	(895)	(4)%
Total net revenues	$76,949	$62,602	$14,347	23%

Chegg Services revenues increased $15.2 million, or 37%, in the three months ended March 31, 2018, compared to the same period in 2017 due to growth in subscriptions for our Chegg Study service and revenues from our Chegg Writing service. Chegg Services revenues represented 73% and 66% of total net revenues during the three months ended March 31, 2018 and 2017, respectively. Required Materials revenues decreased $0.9 million, or 4%, in the three months ended March 31, 2018, compared to the same period in 2017. Required Materials revenues represented 27% and 34% of total net revenues during the three months ended March 31, 2018 and 2017, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Cost of revenues(1)	$20,224	$21,396	$(1,172)	(5)%

(1) Includes share-based compensation expense of:	$94	$67	$27	40%

Cost of revenues in the three months ended March 31, 2018 decreased by $1.2 million, or 5%, compared to the same period in 2017. The decrease was primarily due to recording no write-offs of print textbooks as we no longer own print textbooks of $0.3 million and lower amortization of digital content of $0.7 million compared to the same period in 2017. As a result, gross margins increased to 74% in the three months ended March 31, 2018, from 66% in the same period in 2017.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Research and development(1)	$25,533	$19,302	$6,231	32%
Sales and marketing(1)	15,336	15,964	(628)	(4)
General and administrative(1)	18,256	15,342	2,914	19
Restructuring charges	220	900	(680)	(76)
Gain on liquidation of textbooks	—	(4,766)	4,766	(100)
Total operating expenses	$59,345	$46,742	$12,603	27%

(1) Includes share-based compensation expense of:
Research and development	$4,133	$3,241	$892	28%
Sales and marketing	1,589	1,126	463	41
General and administrative	5,826	3,844	1,982	52
Share-based compensation expense	$11,548	$8,211	$3,337	41%

Research and Development

Research and development expenses during the three months ended March 31, 2018 increased $6.2 million, or 32%, compared to the same period in 2017. The increase was primarily attributable to an increase in employee-related expenses of $4.2 million, higher web hosting and software licensing fees of $0.3 million, higher outside services of $0.4 million, higher share-based compensation expense of $0.9 million, and higher depreciation and amortization expense of $0.4 million, compared to the same period in 2017. Research and development as a percentage of net revenues were 33% during the three months ended March 31, 2018 compared to 31% during the same period in 2017.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2018 decreased by $0.6 million, or 4%, compared to the same period in 2017. The decrease was primarily attributable to lower employee-related expenses of $0.3 million, lower paid advertising expense of $0.2 million, and lower outside services of $0.2 million, compared to the same period in 2017.  These decreases were partially offset by higher share-based compensation expense of $0.5 million compared to the same period in 2017. Sales and marketing expenses as a percentage of net revenues were 20% during the three months ended March 31, 2018 compared to 26% during the same period in 2017.

General and Administrative

General and administrative expenses in the three months ended March 31, 2018 increased $2.9 million, or 19%, compared to the same period in 2017. The increase was primarily due to higher employee-related expenses of $1.1 million and higher share-based compensation expense of $2.0 million, compared to the same period in 2017. General and administrative expenses as a percentage of net revenues were 24% during the three months ended March 31, 2018 compared to 25% during the same period in 2017.

Restructuring Charges

Restructuring charges of $0.2 million recorded during the three months ended March 31, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid by 2021.

Restructuring charges of $0.9 million recorded during the three months ended March 31, 2017 were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. Costs incurred to date are expected to be fully paid within 6 months.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Interest expense, net	$(20)	$(19)	$(1)	5%
Other income (expense), net	564	(199)	763	n/m
Total interest expense and other income (expense), net	$544	$(218)	$762	n/m
_______________________________________
n/m - not meaningful

Interest expense, net remained flat during the three months ended March 31, 2018 compared to the same period in 2017.

Other income (expense), net, was a net income during the three months ended March 31, 2018 primarily related to the interest earned on our investments. Other income (expense), net was a net expense during the three months ended March 31, 2017 primarily related to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy.

We estimate incurring approximately $5.0 million and $15.3 million of interest expense during the three months ended June 30, 2018 and year ended December 31, 2018, respectively, related to amortization of the debt discount for our convertible debt offering that closed in April 2018.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Provision for income taxes	$541	$647	$(106)	(16)%

We recorded an income tax provision of approximately $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, which was primarily due to state and foreign income tax expense and federal tax expense. The increase during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity were cash, cash equivalents, and investments totaling $199.7 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of March 31, 2018, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit. In April 2018, we closed an offering of our 0.25% convertible senior notes in which we expect our net proceeds to be approximately $335.6 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The notes mature on May 15, 2023 unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of March 31, 2018, we have incurred cumulative losses of $394.3 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering and cash generated from operations.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Most of our cash is held in the United States. As of March 31, 2018, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds however we may take advantage of the transition tax in the 2017 Tax Cuts and Jobs Act that taxes any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$6,553	$1,194
Net cash provided by investing activities	$4,236	$1,985
Net cash used in financing activities	$(30,418)	$(9,855)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2018 was $6.6 million. Our net loss of $2.6 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $5.2 million and share-based compensation expense of $11.6 million.

Net cash provided by operating activities during the three months ended March 31, 2017 was $1.2 million. Our net loss of $6.4 million was increased by the non-cash gain on liquidation of textbooks of $4.8 million and offset by significant non-cash operating expenses including other depreciation and amortization expense of $4.4 million and share-based compensation expense of $8.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2018 was $4.2 million and was primarily provided by the maturity of marketable securities of $21.6 million partially offset by the purchases of property and equipment of $4.9 million and the purchases of marketable securities of $12.5 million.

Net cash provided by investing activities during the three months ended March 31, 2017 was $2.0 million and was primarily provided by proceeds from the liquidation of print textbooks of $6.9 million partially offset by the purchases of property and equipment of $4.8 million and the payment of deferred cash consideration related to a prior acquisition of $0.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 was $30.4 million and was related to the payment of $35.6 million in taxes related to the net share settlement of equity awards which became fully vested during the period partially offset by the proceeds from the issuance of common stock under stock plans totaling $5.2 million.

Net cash used in financing activities during the three months ended March 31, 2017 was $9.9 million and was related to the payment of $12.6 million in taxes related to the net share settlement of equity awards which became fully vested during the period partially offset by the proceeds from the issuance of common stock under stock plans totaling $2.8 million.

Contractual Obligations and Other Commitments

On April 3, 2018, we closed an offering of our 0.25% convertible senior notes due 2023 for gross proceeds of $345.0 million, which included the full exercise of the option held by the initial purchasers to purchase $45 million of additional notes. See Note 14, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There were no other material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Except for our revenue recognition and deferred revenue, there have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition and Deferred Revenue

For sales of third party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For our strategic partnership with Ingram and our agreements with other textbook publishers, we have concluded that we do not control the use of the print textbooks, and therefore record net revenue only for the revenue share we earn upon the shipment of a print textbook to a student. For the sale of eTextbooks we have concluded that we control the service, therefore we recognize revenue and cost of revenue on a gross basis.

Some of our customer arrangements for Brand Partnership and Enrollment Marketing services include multiple performance obligations. We have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer and our promise to transfer the service is separately identifiable from other promises in the contract. For these arrangements that contain multiple performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (SSP) of each distinct performance obligation to the total value of the contract.

We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions, and information about the customer.

Our strategic partnership with Ingram includes an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. Under the new revenue recognition guidance, we estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period as opposed to the contractual amount earned under the previous revenue recognition guidance. In determining this estimate, we consider the single most likely amount in a range of possible amounts. This estimated amount of variable consideration requires management to make a judgment based on the forecasted amount of consideration that we expect we will earn as well as the time period in which we can reasonably rely on the accuracy of the forecast. Our estimate of variable consideration related to our strategic partnership with Ingram is constrained to only include three to four years of estimated variable consideration, based on the date the book was placed in service. This is the amount of variable consideration for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, as the amounts that we could potentially earn in the outer years can change significantly based on factors that are out of our control. If our forecasts are inaccurate, the estimated amount of variable consideration could be inaccurate which could impact our revenue recognition in a given period.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1-Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 3, 2018, we closed an offering of our 0.25% convertible senior notes due 2023 for gross proceeds of $345.0 million. We will carry these notes at face value less unamortized debt discount and debit issuance costs on our condensed consolidated balance sheet. Because the notes have a fixed annual interest rate of 0.25%, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 14, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There have been no other material changes in our market risk during the three months ended March 31, 2018, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
our ability to successfully utilize the information gathered from our learning platform to enhance our Student Graph (which is the accumulation of the collective activity of students in our learning platform) and target sales of complementary products and services to our students;

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2018 and 2017 were $2.6 million and $6.4 million, respectively. As of March 31, 2018, we had an accumulated deficit of $394.3 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we recently transitioned substantially all of our print textbook rental revenues to a share of revenues earned on a print textbook rental transaction. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions and in October 2017 we acquired Math 42, in the acquisition of Cogeon GmbH (Cogeon), and we developed Chegg Test Prep internally, which we offer as a free service to students. We recently partnered with Kaplan in August 2017, to provide their test preparation courses, practice products, and books through our website. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisition of Imagine Easy Solutions in 2016, and math technology with the acquisition of Cogeon in 2017. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform.

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

Our facilities and information systems, as well as the facilities and information systems of our third-party service providers, also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss, misuse or theft of data. While we have implemented physical, technical and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have affected both private and public cloud services, including AWS, that have required software updates and patches to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance.

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

We derive a portion of our net revenues from print textbook rentals and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter and spring academic terms. In particular, we, Ingram and other partners experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and in January. The increased volume of orders that we, Ingram and other partners have to process during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our annual operating results and the potential future growth of our business.

As a result of this seasonality, which corresponds to the academic calendar, our revenues may fluctuate significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our net revenues and operating results are not likely to be meaningful. In addition, our operating results for any given quarter cannot be used as an accurate indicator of our results for the year. In particular, we anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” In addition, our other offerings, in particular services unrelated to textbooks, are relatively new and, as a result, we have limited experience with forecasting revenues from them.

The recognition of revenues from our eTextbooks and Chegg Services are primarily recognized ratably over the term a student rents our eTextbook or subscribes to our Chegg Services. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year.

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenues and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenues are concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential quarterly comparison of our financial results may not been meaningful. Further, a portion of our expenses, such as office space lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership has resulted in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations either decreasing or being eliminated. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

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

If the third-party eTextbook Reader that we utilize does not remain compatible with third-party operating systems, demand for our eTextbooks may decline and could have an adverse effect on our revenues.

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

We are subject to regulations and laws specific to the education sector because we offer our products and services to students and collect data from students. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other States that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-

related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2018, we had 21 issued patents and 25 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 40 U.S. trademark registrations and 26 foreign registrations. As of March 31, 2018, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of March 31, 2018, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

We have employees in Germany, Israel, and India, we indirectly contract with individuals in the Ukraine and we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent approximately 5% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•	compliance with applicable foreign laws and regulations;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	additional taxation of international costs and intercompany payments to our international subsidiaries associated with the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act);

•	political and economic instability; and

•	higher costs of doing business internationally.

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

The 2017 Tax Act changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. The 2017 Tax Act lowered the corporate tax rate from 35% to 21% effective for our 2018 financial year. For net operating loss carryforwards generated in years prior to 2018, there is no annual limitation on the utilization and the carryforward period remains at 20 years. However, net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire.

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

On December 22, 2017, the 2017 Tax Act was signed into law, enacting a broad range of changes to the U.S. Internal Revenue Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, executive compensation, other expenses, and future net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States. In the fourth quarter of 2017, we reduced our net deferred tax asset by approximately $42 million as a result. The revaluation of our deferred tax assets including U.S. federal net operating losses is offset by an equal reduction in our valuation allowance and therefore there were no additional changes to our results of operations. We will continue to assess the impact of the new tax legislation on our net deferred tax assets and liabilities including state conformity, and will continue to examine the impact this tax legislation may have on our cash taxes and on our business.

Under the 2017 Tax Act, a corporation’s interest expense generally is limited to the business interest income of the corporation and 30% of the corporation’s “adjusted taxable income.” Adjusted taxable income is defined generally as taxable income with certain add-backs, including in years before 2022, any deductions allowable for depreciation and amortization. Interest expense in excess of the above limitation is not deductible by the corporation but carries forward indefinitely. Depending on our future results, it is possible that our deductions for interest expense arising from the Notes and the Capped Call Transactions could be limited, in which case our after-tax cost of borrowing could increase.

Our effective tax rate may fluctuate as a result of new tax laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the 2017 Tax Act, which was enacted on December 22, 2017. The 2017 Tax Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes once we release our valuation allowance. Accounting for the income tax effects of the Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the 2017 Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. Further, foreign governments may enact local tax laws in response to the 2017 Tax Act which may result in additional changes that could materially affect our financial position and results of operations.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We adopted Topic 606 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 2 to our accompanying financial statements for information about Topic 606.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $23.22 through March 31, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Risks Related to Our Convertible Senior Notes

Servicing our 0.25% convertible senior notes due 2023 (the “Notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In April 2018, we issued $345.0 million aggregate principal amount of Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our Notes, which are non-callable and mature in 2023, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our existing Line of Credit contains and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted.

In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, regulatory authority or agreements governing our existing Line of Credit and any future indebtedness. The agreement governing our Line of Credit does not permit us to repurchase the Notes, including upon the occurrence of a fundamental change, if an “Event of Default” (as defined in the agreement governing the Line of Credit) then has occurred and is then continuing, or would occur after giving effect to such repurchase. An Event of Default includes non-compliance with financial ratio tests described in the agreement governing our Line of Credit, including a minimum trailing twelve months EBITDA and a minimum cash balance. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing Line of Credit and any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of notes.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the Notes, we entered into capped call transactions with certain financial institutions (the option counterparties). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any notes, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/ or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	First Amendment to Credit Agreement dated March 28, 2018 by and between Chegg, Inc. and Wells Fargo Bank, National Association.					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

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

CHEGG, INC.
April 26, 2018	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)