Form 10-Q
period 2018-06-30
CHEGG, INC
filed 2018-07-30
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

•
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of July 27, 2018, the Registrant had 113,960,276 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$384,926	$126,457
Short-term investments	80,938	81,742
Accounts receivable, net of allowance for doubtful accounts of $333 and $259 at June 30, 2018 and December 31, 2017, respectively	8,096	10,855
Prepaid expenses	8,707	2,043
Other current assets	7,742	7,845
Total current assets	490,409	228,942
Long-term investments	15,957	20,305
Property and equipment, net	51,516	47,493
Goodwill	135,842	125,272
Intangible assets, net	22,591	21,153
Other assets	4,256	3,765
Total assets	$720,571	$446,930
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,337	$7,049
Deferred revenue	13,710	13,440
Accrued liabilities	29,460	31,074
Total current liabilities	48,507	51,563
Long-term liabilities
Convertible senior notes, net	276,578	—
Other long-term liabilities	6,767	4,305
Total long-term liabilities	283,345	4,305
Total liabilities	331,852	55,868
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 113,551,003 and 109,667,640 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	114	110
Additional paid-in capital	787,480	782,845
Accumulated other comprehensive loss	(661)	(282)
Accumulated deficit	(398,214)	(391,611)
Total stockholders' equity	388,719	391,062
Total liabilities and stockholders' equity	$720,571	$446,930
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$74,222	$56,317	$151,171	$118,919
Cost of revenues	17,784	17,042	38,008	38,438
Gross profit	56,438	39,275	113,163	80,481
Operating expenses:
Research and development	26,218	19,899	51,751	39,201
Sales and marketing	11,437	10,098	26,773	26,062
General and administrative	19,479	14,501	37,735	29,843
Restructuring charges	15	59	235	959
Gain on liquidation of textbooks	—	—	—	(4,766)
Total operating expenses	57,149	44,557	116,494	91,299
Loss from operations	(711)	(5,282)	(3,331)	(10,818)
Interest expense and other income (expense), net:
Interest expense, net	(3,664)	(18)	(3,684)	(37)
Other income (expense), net	894	(9)	1,458	(208)
Total interest expense and other income (expense), net	(2,770)	(27)	(2,226)	(245)
Loss before provision for income taxes	(3,481)	(5,309)	(5,557)	(11,063)
Provision for income taxes	428	716	969	1,363
Net loss	$(3,909)	$(6,025)	$(6,526)	$(12,426)
Net loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.13)
Weighted average shares used to compute net loss per share, basic and diluted	112,738	95,047	111,826	93,943
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,909)	$(6,025)	$(6,526)	$(12,426)
Other comprehensive (loss) income:
Change in net unrealized loss on available for sale investments	114	—	23	—
Change in foreign currency translation adjustments, net of tax	(913)	153	(402)	252
Other comprehensive (loss) income	(799)	153	(379)	252
Total comprehensive loss	$(4,708)	$(5,872)	$(6,905)	$(12,174)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities		*
Net loss	$(6,526)	$(12,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	10,665	9,093
Share-based compensation expense	23,685	17,377
Gain on liquidation of textbooks	—	(4,766)
Loss from write-offs of textbooks	—	314
Interest accretion on deferred consideration	—	(626)
Amortization of debt discount and issuance costs	3,421	—
Deferred income taxes	(315)	—
Other non-cash items	115	(55)
Change in assets and liabilities:
Accounts receivable	2,609	1,989
Prepaid expenses and other current assets	(6,773)	9,072
Other assets	(500)	473
Accounts payable	(1,712)	(3,591)
Deferred revenue	270	(2,379)
Accrued liabilities	(2,678)	1,181
Other liabilities	1,254	858
Net cash provided by operating activities	23,515	16,514
Cash flows from investing activities
Proceeds from liquidations of textbooks	—	6,943
Purchases of marketable securities	(66,634)	—
Maturities of marketable securities	71,980	—
Purchases of property and equipment	(10,087)	(12,507)
Acquisition of business, net of cash acquired	(14,438)	—
Net cash used in investing activities	(19,179)	(5,564)
Cash flows from financing activities
Common stock issued under stock plans, net	18,050	9,765
Payment of taxes related to the net share settlement of equity awards	(40,314)	(14,850)
Payment of deferred cash consideration related to acquisitions	—	(16,750)
Proceeds from issuance of convertible senior notes, net of issuance costs	335,601	—
Purchase of convertible senior notes capped call	(39,227)	—
Repurchase of common stock	(20,000)	—
Net cash provided by (used in) financing activities	254,110	(21,835)
Net increase (decrease) in cash, cash equivalents and restricted cash	258,446	(10,885)
Cash, cash equivalents and restricted cash, beginning of period	126,963	77,433
Cash, cash equivalents and restricted cash, end of period	$385,409	$66,548

Supplemental cash flow data:
Cash paid during the period for:
Interest	$37	$48
Income taxes	$944	$821
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,337	$1,144
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$384,926	$66,086
Restricted cash included in other assets	483	462
Total cash, cash equivalents and restricted cash	$385,409	$66,548
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. Our results of operations and cash flows for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Except for our policies on revenue recognition, deferred revenue and convertible senior notes, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

We generate revenues from our Chegg Services product line including our Chegg Study service, our Chegg Writing service, our Chegg Tutors service, Test Prep, through our partnership with Kaplan Test Prep (Kaplan), Internship services, Brand Partnership services that we offer to brands and Enrollment Marketing services to colleges, through our strategic partnership with the National Research Center for College and University Admissions (NRCCUA). Chegg Services are offered to students through weekly, monthly or annual subscriptions, and we primarily recognize revenues ratably over the respective subscription period. Enrollment Marketing services and Brand Partnership services are offered either on a subscription or on an a la carte basis. Revenues are recognized ratably or as earned over the subscription service period, generally one year. Revenues from Enrollment Marketing services or Brand Partnership services delivered on an a la carte basis, without a subscription, are recognized when delivery of the respective lead or service has occurred. Historically, under previous revenue recognition guidance, revenue recognition was delayed for certain contracts with extended payment terms. For these services, we bill the customer at the inception, over the term of the customer arrangement or as the services are performed. Upon satisfactory assessment of creditworthiness, we generally grant credit to our Enrollment Marketing and Brand Partnership customers with normal credit terms, typically 30 days.

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

Convertible Senior Notes, net

In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (the notes). In accounting for their issuance, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our condensed consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition including variable consideration, recoverability of accounts receivable, fair value of debt and equity components related to our convertible senior notes, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, valuation of goodwill and long-lived assets, and the valuation of acquired intangible assets. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted, and the guidance requires a modified retrospective adoption. The guidance is effective for annual periods beginning after December 15, 2018 and we plan to adopt the guidance on January 1, 2019. We plan to elect the package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. At this time, we do not know the quantitative impact of adopting ASU 2016-02; however, we initially believe that this will only have an impact on our consolidated balance sheet and little to no impact to our statement of operations. We will continue to evaluate as we near our adoption date.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees. These awards are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The guidance is effective for annual periods after December 15, 2018, with early adoption permitted, and the guidance requires a modified retrospective application to awards that have not been settled as of the adoption date. We have elected to early adopt this guidance during the second quarter of 2018 and our adoption did not result in an adjustment to the opening balance of accumulated deficit.

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

We recorded an immaterial net increase to the opening balance of accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition guidance. The two primary impacts of the new revenue recognition guidance are for our Enrollment Marketing services where revenue is recognized earlier in the contract life under the new revenue recognition guidance than under the previous guidance and for our strategic partnership with Ingram where we are required to estimate variable consideration under the new revenue recognition guidance, which we were not previously required to estimate. The requirement to estimate variable consideration has shifted $0.8 million and $1.1 million of revenues during the three and six months ended June 30, 2018, respectively, to future periods as compared to the previous revenue recognition guidance.

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2018	2017(1)	$	%
Chegg Services	$61,849	$44,700	$17,149	38%
Required Materials	12,373	11,617	756	7%
Total net revenues	$74,222	$56,317	$17,905	32%

	Six Months Ended June 30,		Change
	2018	2017(1)	$	%
Chegg Services	$118,126	$85,735	$32,391	38%
Required Materials	33,045	33,184	(139)	—%
Total net revenues	$151,171	$118,919	$32,252	27%

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

During the three months ended June 30, 2018, we recognized $14.5 million of revenues that were included in our deferred revenue balance as of March 31, 2018. During the six months ended June 30, 2018, we recognized $11.2 million of revenues that were included in our deferred revenue balance as of December 31, 2017. During the three and six months ended June 30, 2018, there were no revenues recognized from performance obligations satisfied in previous periods. The aggregate amount of unsatisfied performance obligations is approximately $17.7 million as of June 30, 2018, of which a majority is expected to be recognized into revenues over the next year and the remainder within three years. As a practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts with an expected duration of one year or less.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2018	December 31, 2017	$	%
Accounts receivable, net	$8,096	$10,855	$(2,759)	(25)%
Deferred revenue	$13,710	$13,440	$270	2%

During the six months ended June 30, 2018, our accounts receivable, net balance decreased by $2.8 million, or 25%, primarily due to an improvement in cash collections. During the six months ended June 30, 2018, our deferred revenue balance increased by $0.3 million, or 2%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals.

Our contract assets balance was immaterial as of June 30, 2018 and December 31, 2017.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(3,909)	$(6,025)	$(6,526)	$(12,426)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	112,738	95,047	111,826	93,943

Net loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.13)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	4,369	3,119	4,321	3,395
RSUs and PSUs	7,079	107	8,128	66
Employee stock purchase plan	—	8	—	8
Warrants to purchase common stock	—	200	—	200
Total common stock equivalents	11,448	3,434	12,449	3,669

Note 4. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, and investments’ cost, net unrealized loss and fair value as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$350,638	$—	$350,638	$98,370	$—	$98,370
Money market funds	5,032	—	$5,032	5,358	—	5,358
Commercial paper	29,252	4	29,256	22,729	—	22,729
Total cash and cash equivalents	$384,922	$4	$384,926	$126,457	$—	$126,457
Short-term investments:
Commercial paper	$36,493	$6	$36,499	$38,850	$(27)	$38,823
Corporate securities	35,099	(118)	34,981	23,001	(43)	22,958
U.S. treasury securities	9,460	(2)	9,458	19,978	(17)	19,961
Total short-term investments	$81,052	$(114)	$80,938	$81,829	$(87)	$81,742
Long-term investments:
Corporate securities	$14,389	$(53)	$14,336	$20,405	$(100)	$20,305
U.S. treasury securities	1,622	(1)	1,621	—	—	—
Total long-term investments	$16,011	$(54)	$15,957	$20,405	$(100)	$20,305

The cost and fair value of available-for-sale investments as of June 30, 2018 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$110,304	$110,194
Due in 1-2 years	16,011	15,957
Investments not due at a single maturity date	5,032	5,032
Total	$131,347	$131,183

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of June 30, 2018, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of their cost bases. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of five months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended June 30, 2018 and 2017, we did not recognize any impairment charges.

Restricted Cash

As of June 30, 2018 and December 31, 2017, we had approximately $0.5 million of restricted cash that consists of security deposits for our offices. These amounts are classified in either other current assets and other assets on our condensed consolidated balance sheets based on the remaining term of the lease from the balance sheet dates.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our condensed consolidated balance sheets. We did not record an impairment charge on this investment during the three and six months ended June 30, 2018 and 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and six months ended June 30, 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,032	$5,032	$—
Commercial paper	29,256	—	29,256
Short-term investments:
Commercial paper	36,499	—	36,499
Corporate securities	34,981	—	34,981
U.S. treasury securities	9,458	9,458	—
Long-term investments:
Corporate securities	14,336	—	14,336
U.S. treasury securities	1,621	1,621	—
Total assets measured and recorded at fair value	$131,183	$16,111	$115,072

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,358	$5,358	$—
Commercial paper	22,729	—	22,729
Short-term investments:	—
Commercial paper	38,823	—	38,823
Corporate securities	22,958	—	22,958
U.S. treasury securities	19,961	19,961	—
Long-term corporate securities	20,305	—	20,305
Total assets measured and recorded at fair value	$130,134	$25,319	$104,815

We value our marketable securities based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any marketable securities valued with a Level 3 input.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The notes are measured at fair value on a quarterly basis for disclosure purposes.

The carrying amounts and estimated fair values of financial instruments not recorded at fair value as of June 30, 2018 are as follows (in thousands):

	June 30, 2018
	Carrying Amount	Estimated Fair Value
Convertible senior notes, net	$276,578	$413,569

The carrying amount of the notes as of June 30, 2018 was net of unamortized debt discount of $61.1 million and unamortized issuance costs of $7.3 million. The estimated fair value of the notes was determined based on the closing trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 8.

Note 6. Acquisition

On May 15, 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform, based in Berkeley, California, that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. This acquisition helps to strengthen our existing Chegg Writing service with the addition of new tools, features, and functionality. The total fair value of the purchase consideration was $14.5 million which included an escrow amount of $2.6 million for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released twenty months after the acquisition date.

The acquisition date fair value of the purchase consideration for the above transaction consisted of the following (in thousands):

Initial cash consideration	$12,450
Escrow	2,550
Net working capital adjustment	(483)
Fair value of purchase consideration	$14,517

Included in the purchase agreement for the acquisition of WriteLab are additional contingent payments of up to $5.0 million subject to continued employment of the sellers. These payments are expensed ratably as research and development expenses on our condensed consolidated statement of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $0.2 million as of June 30, 2018 included within accrued liabilities on our condensed consolidated balance sheet for these contingent payments.

The fair value of the intangible assets acquired was determined under the acquisition method of accounting for business combinations. The excess of the purchase consideration paid over the fair value of net identifiable assets acquired was recorded as goodwill. Goodwill is primarily attributable to the potential for future product offerings as well as our expanded student reach. The amounts recorded for intangible assets and goodwill are not deductible for tax purposes.

The following table presents the total allocation of purchase consideration recorded in our condensed consolidated balance sheets as of the acquisition date (in thousands):

Cash	$82
Accounts receivable	14
Acquired intangible assets:
Developed technology	4,450
Total identifiable assets acquired	4,546
Liabilities assumed	(826)
Goodwill	10,797
Total fair value of purchase consideration	$14,517

During the three months ended June 30, 2018, we incurred $0.4 million of acquisition-related expenses which have been included in general and administrative expenses in our condensed consolidated statement of operations.

We have not presented supplemental pro forma financial information as the revenues and earnings of WriteLab were immaterial during the six months ended June 30, 2018. Further, we have recorded no revenues and an immaterial amount of earnings from WriteLab since the acquisition date.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning balance	$125,272	$116,239
Additions due to acquisition	10,797	9,024
Foreign currency translation adjustment	(227)	9
Ending balance	$135,842	$125,272

Intangible assets as of June 30, 2018 and December 31, 2017 consist of the following (in thousands, except the weighted-average amortization period in months):

	June 30, 2018
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	74	$25,107	$(11,555)	$13,552
Customer lists	47	9,970	(6,163)	3,807
Trade names	46	5,793	(4,214)	1,579
Non-compete agreements	30	1,798	(1,602)	196
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(143)	—	(143)
Total intangible assets	61	$47,155	$(24,564)	$22,591

	December 31, 2017
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	70	$20,657	$(10,220)	$10,437
Customer lists	47	9,970	(5,480)	4,490
Trade names	46	5,793	(3,465)	2,328
Non-compete agreements	30	1,798	(1,506)	292
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	6	—	6
Total intangible assets	57	$42,854	$(21,701)	$21,153

During the three and six months ended June 30, 2018, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $2.9 million, respectively. During the three and six months ended June 30, 2017, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $2.8 million, respectively.

As of June 30, 2018, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2018	$2,795
2019	4,903
2020	3,431
2021	2,074
2022	1,631
Thereafter	4,157
Total	$18,991

Note 8. Convertible Senior Notes

In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (the notes), in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The aggregate principal amount of the notes includes $45 million from initial purchasers fully exercising their option to purchase additional notes.

The total net proceeds from the notes are as follows (in thousands):

Principal amount	$345,000
Less initial purchasers’ discount	(8,625)
Less other issuance costs	(774)
Net proceeds	$335,601

The notes are our senior, unsecured obligations and bear interest of 0.25% per year which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The notes will mature on May 15, 2023 (the maturity date), unless repurchased, redeemed or converted in accordance with their terms prior to such date. The terms of the notes are governed by an indenture agreement by and between us and Wells Fargo Bank, National Association, as Trustee (the indenture).

Each $1,000 principal amount of the notes will initially be convertible into 37.1051 shares of our common stock. This is equivalent to an initial conversion price of approximately $26.95 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding February 15, 2023, the notes are convertible at the option of holders only upon satisfaction of the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2018, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	if we call any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of certain specified corporate events described in the indenture.

On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election.

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date, subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events, described in the indenture, occur prior to the applicable maturity date, we will also increase the conversion rate for a holder who elects to convert their notes in connection with such specified corporate events. During the three months ended June 30, 2018, the conditions allowing holders of the notes to convert have not been met. The notes are therefore not convertible during the three months ended June 30, 2018 and are classified as long-term debt.

In accounting for the issuance of the notes, we separated the notes into liability and equity components. The carrying amount of the liability component of approximately $280.8 million was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component of approximately $64.2 million, representing the conversion option, was determined by deducting the carrying amount of the liability component from the principal amount of the notes. This difference between the principal amount of the notes and the liability component represents the debt discount, presented as a reduction to the convertible debt on our condensed consolidated balance sheet, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity component of the notes is included in additional paid-in capital on our consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs related to the notes of approximately $9.4 million, consisting of the initial purchasers' discount of $8.6 million and other issuance costs of approximately $0.8 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the principal amount of the notes. Transaction costs attributable to the liability component of approximately $7.7 million, were recorded as debt issuance cost, presented as a reduction to the convertible debt on our condensed consolidated balance sheet, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity component were approximately $1.7 million and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

As of June 30, 2018
Principal	$345,000
Unamortized debt discount	(61,136)
Unamortized issuance costs	(7,286)
Net carrying amount	$276,578

The net carrying amount of the equity component of the notes is as follows (in thousands):

As of June 30, 2018
Debt discount for conversion option	$64,193
Issuance costs	(1,749)
Net carrying amount	$62,444

As of June 30, 2018, the remaining life of the notes is approximately 4.9 years.

Based on the closing price of our common stock of $27.79 on June 30, 2018, the if-converted value of the notes was approximately $355.7 million and exceeds the principal amount of $345 million by approximately $10.7 million.

The effective interest rate of the liability component of the notes is 4.34% and is based on the interest rate of similar debt instruments that do not have an associated convertible feature. The following table sets forth the total interest expense recognized related to the notes (in thousands):

Three Months Ended June 30, 2018
Contractual interest expense	$210
Amortization of debt discount	3,057
Amortization of issuance costs	364
Total interest expense	$3,631

Capped Call Transactions

Concurrently with the offering of the notes in April 2018, we used $39.2 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions cover approximately 12,801,260 shares of our common stock and are intended to effectively increase the overall conversion price from $26.95 to $40.68 per share. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheet and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Impact to Earnings per Share

The notes will have no impact to diluted earnings per share until the average price of Chegg’s common stock exceeds the conversion price of $26.95 per share because we intend to settle the principal amount of the notes in cash upon conversion. Under the treasury stock method, in periods we report net income, we are required to include the effect of additional shares that may be issued under the notes when the average price of our common stock exceeds the conversion price. However, as a result of the capped call transactions described above, there will be no economic dilution from the notes up to $40.68, as exercise of the capped call instruments will reduce any dilution from the notes that would have otherwise occurred when the price of our common stock exceeds the conversion price.

Note 9. Revolving Line of Credit

In September 2016, we entered into a revolving line of credit, which was amended in March 2018, with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense and amortized debt issuance costs, plus non-cash stock compensation (net of capitalized interest expense), plus depreciation expense, plus amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the lender of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit. As of June 30, 2018, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 10. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at June 30, 2018 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon and New York in the United States and internationally in India, Israel and Berlin. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2018, respectively and approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2017, respectively.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2018.

Note 12. Stockholders' Equity

During the three months ended June 30, 2018, we repurchased 983,284 shares of our common stock at an average price per share of $20.34 in conjunction with our April 2018 offering of the notes.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$103	$88	$197	$155
Research and development	3,529	3,387	7,662	6,628
Sales and marketing	1,730	1,201	3,319	2,327
General and administrative	6,681	4,423	12,507	8,267
Total share-based compensation expense	$12,043	$9,099	$23,685	$17,377

There was no capitalized share-based compensation expense as of June 30, 2018 or 2017.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	14,335,115	$6.78
Granted	3,004,611	20.16
Released	(4,784,787)	6.34
Canceled	(1,337,685)	6.27
Balance at June 30, 2018	11,217,254	$10.62

As of June 30, 2018, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $76.5 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.8 years.

Note 13. Income Taxes

We recorded an income tax provision of approximately $0.4 million and $1.0 million during the three and six months ended June 30, 2018, respectively, primarily due to federal and state tax benefit related to deferred tax liabilities of acquired intangible assets. We recorded an income tax provision of approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2017, respectively, primarily due to state and foreign income tax expense and federal tax expense related to acquired indefinite lived intangible assets.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (Tax Act). In accordance with SAB 118, as of June 30, 2018, we had not yet completed our accounting for the tax effects of the enactment of the Tax Act. Our estimate of the effects the Tax Act have not materially changed from the amounts recorded during the year ended December 31, 2017.  We will continue to analyze certain aspects of the Tax Act and the newly issued Internal Revenue Service notifications and we expect future notices may continue to impact and refine our estimates.

Note 14. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with NRCCUA where they will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital Enrollment Marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated. Costs incurred to date are expected to be fully paid within 3 months.

2015 Restructuring Plan

Restructuring charges of $0.2 million recorded during the six months ended June 30, 2018 primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Workforce Reduction Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2017	$—	$—	$—	$306	$306
Restructuring charges (credits)	941	148	—	(42)	1,047
Cash payments	(897)	(128)	—	(43)	(1,068)
Write-offs	—	(20)	—	—	(20)
Balance at December 31, 2017	44	—	—	221	265
Restructuring charges	46	10	—	179	235
Cash payments	(42)	(10)	—	(112)	(164)
Write-offs	—	—	—	(18)	(18)
Balance at June 30, 2018	$48	$—	$—	$270	$318

As of June 30, 2018, the $0.3 million liability was comprised of a short-term accrual of $0.2 million included within accrued liabilities and a long-term accrual of $0.1 million included within other liabilities on our condensed consolidated balance sheet.

Note 15. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and six months ended June 30, 2018, we had purchases of $0.6 million and $2.3 million, respectively, and during the three and six months ended June 30, 2017, we had purchases of $1.3 million and $1.8 million, respectively, from Adobe. We had no revenues during the three months ended June 30, 2018 and $0.1 million of revenues during the six months ended June 30, 2018 from Adobe. We had no revenues during the three and six months ended June 30, 2017 from Adobe. We had $0.3 million in payables as of June 30, 2018 and December 31, 2017 to Adobe. We had no accounts receivables as of June 30, 2018 and an immaterial amount of accounts receivable as of December 31, 2017 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three and six months ended June 30, 2018, we had purchases of $1.4 million and $6.5 million, respectively, and during the three and six months ended June 30, 2017, we had purchases of $1.3 million and $4.8 million, respectively, from Cengage.  We had $0.1 million and $2.0 million of revenues during the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.6 million of revenues during the three and six months ended June 30, 2017, respectively, from Cengage. We had $0.9 million and $0.1 million in payables as of June 30, 2018 and December 31, 2017, respectively, to Cengage. We had no outstanding receivables as of June 30, 2018 and $0.3 million in outstanding receivables as of December 31, 2017 from Cengage.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and six months ended June 30, 2018, we incurred payment processing fees of $0.2 million and $0.6 million, respectively, and during the three and six months ended June 30, 2017, we incurred payment processing fees of $0.2 million and $0.5 million, respectively, to PayPal.

Note 16. Subsequent Event

Acquisition of StudyBlue, Inc.

On July 2, 2018, we acquired StudyBlue, Inc. (StudyBlue), a privately held online learning company based in San Francisco, California that provides a vast content library and tools for students to create their own study materials. Pursuant to the terms of the agreement, we paid $20.8 million in cash to the sellers at the closing of the acquisition. The initial accounting for this acquisition is in process as of the issuance date for our financial statements and therefore we are unable to make any additional disclosures.

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

Students subscribe to our digital products and services, which we collectively refer to as Chegg Services. These include Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, Brand Partnership, Test Prep, Internships and Chegg CareerMatch. Our Chegg Study service provides step-by-step Textbook Solutions and Expert Answers, helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, CiteThisForMe, and NormasAPA. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our recently launched Chegg Math Solver service helps students understand math by providing a step-by-step math solver and calculator. We work with leading brands to provide students with discounts, promotions, and other products. We provide access to internships to help students gain skills and experiences as well as Chegg CareerMatch that helps expose students to career opportunities. We provide students, through our partnership with Kaplan Test Prep (Kaplan), with an online adaptive test preparation service. Through our strategic partnership with Ingram Content Group (Ingram), we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new.

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

On May 15, 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform, based in Berkeley, California, that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. On July 2, 2018, we acquired StudyBlue, Inc. (StudyBlue), a privately held online learning company based in San Francisco, California that provides a vast content library and tools for students to create their own study materials. We anticipate these acquisitions will strengthen our existing Chegg Services, with the addition of new features, functionality, and content.

During the three and six months ended June 30, 2018, we generated net revenues of $74.2 million and $151.2 million, respectively, and in the same periods had net losses of $3.9 million and $6.5 million, respectively. During the three and six months ended June 30, 2017, we generated net revenues of $56.3 million and $118.9 million, respectively, and in the same periods had net losses of $6.0 million and $12.4 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

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

Chegg Services

Our Chegg Services for students primarily includes our Chegg Study service, our Chegg Writing service, our Chegg Tutors service, and our Chegg Math Solver service. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them. In addition, we provide internships and Chegg CareerMatch, and, through our partnership with Kaplan, our Test Prep services.

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis. In the aggregate, Chegg Services revenues were 83% and 78% of net revenues during the three and six months ended June 30, 2018, respectively, and 79% and 72% of net revenues during the three and six months ended June 30, 2017, respectively.

Required Materials

Our Required Materials product line includes a revenue share from Ingram and other partners, on the rental and sale of print textbooks, as well as revenues from eTextbooks. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of June 30, 2018.

We also use our website to rent and sell, on behalf of Ingram and other partners, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 17% and 22% of net revenues during the three and six months ended June 30, 2018, respectively, and 21% and 28% of net revenues during the three and six months ended June 30, 2017, respectively.

Strategic Partnership with Ingram and Other Partners

Our strategic partnership with Ingram and agreements with other partners have helped to accelerate the growth of our Chegg Services products by allowing us to utilize capital otherwise historically spent on the purchase of print textbooks, and at the same time allowing us to maintain a leading position and high brand recognition through our iconic orange boxes. We entered into a definitive inventory purchase and consignment agreement with Ingram that allows us to focus on eTextbooks and Chegg Services. Under the agreement, since May 2015, Ingram has been responsible for all new investments in the print textbook library, fulfillment logistics, and has title and risk of loss related to print textbook rentals. We have also entered into agreements with other partners to provide our customers with better pricing and a wider variety of new editions of print textbooks. As a result of our strategic partnership with Ingram and agreements with other partners, our revenues include a revenue share on the total transaction amount that we earn upon Ingram's fulfillment of a rental transaction using print textbooks for which Ingram or the other partner has title and risk of loss, as opposed to the total rental transaction amount. These partnerships allow us to reduce and eliminate the capital requirements and operating expenses we historically incurred to acquire and maintain a print textbook library. We will continue to procure books on Ingram’s behalf including books through our buyback program and invoice Ingram at cost.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Net revenues	$74,222	100%	$56,317	100%	$151,171	100%	$118,919	100%
Cost of revenues(1)	17,784	24	17,042	30	38,008	25	38,438	32
Gross profit	56,438	76	39,275	70	113,163	75	80,481	68
Operating expenses(1):
Research and development	26,218	36	19,899	35	51,751	34	39,201	33
Sales and marketing	11,437	15	10,098	18	26,773	18	26,062	22
General and administrative	19,479	26	14,501	26	37,735	25	29,843	25
Restructuring charges	15	—	59	—	235	—	959	1
Gain on liquidation of textbooks	—	—	—	—	—	—	(4,766)	(4)
Total operating expenses	57,149	77	44,557	79	116,494	77	91,299	77
Loss from operations	(711)	(1)	(5,282)	(9)	(3,331)	(2)	(10,818)	(9)
Total interest expense and other income (expense), net	(2,770)	(4)	(27)	—	(2,226)	(1)	(245)	—
Loss before provision for income taxes	(3,481)	(5)	(5,309)	(9)	(5,557)	(3)	(11,063)	(9)
Provision for income taxes	428	(1)	716	(1)	969	(1)	1,363	(1)
Net loss	$(3,909)	(6)%	$(6,025)	(10)%	$(6,526)	(4)%	$(12,426)	(10)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$103		$88		$197		$155
Research and development	3,529		3,387		7,662		6,628
Sales and marketing	1,730		1,201		3,319		2,327
General and administrative	6,681		4,423		12,507		8,267
Total share-based compensation expense	$12,043		$9,099		$23,685		$17,377

Three and Six Months Ended June 30, 2018 and 2017

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Chegg Services	$61,849	$44,700	$17,149	38%
Required Materials	12,373	11,617	756	7%
Total net revenues	$74,222	$56,317	$17,905	32%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Chegg Services	$118,126	$85,735	$32,391	38%
Required Materials	33,045	33,184	(139)	—%
Total net revenues	$151,171	$118,919	$32,252	27%

Chegg Services revenues increased $17.1 million, or 38%, and $32.4 million, or 38%, during the three and six months ended June 30, 2018, compared to the same periods in 2017 due to growth in subscriptions for our Chegg Study service and revenues from our Chegg Writing service. Chegg Services revenues were 83% and 78% of net revenues during the three and six months ended June 30, 2018, respectively, and 79% and 72% of net revenues during the three and six months ended June 30, 2017, respectively. Required Materials revenues increased $0.8 million, or 7%, during the three months ended June 30, 2018 and remained relatively flat during the six months ended June 30, 2018, compared to the same periods in 2017. Required Materials revenues were 17% and 22% of net revenues during the three and six months ended June 30, 2018, respectively, and 21% and 28% of net revenues during the three and six months ended June 30, 2017, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Cost of revenues(1)	$17,784	$17,042	$742	4%

(1) Includes share-based compensation expense of:	$103	$88	$15	17%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Cost of revenues(1)	$38,008	$38,438	$(430)	(1)%

(1) Includes share-based compensation expense of:	$197	$155	$42	27%

Cost of revenues increased $0.7 million, or 4%, during the three months ended June 30, 2018, relatively flat compared to the same period in 2017. Gross margins increased to 76% during the three months ended June 30, 2018, from 70% in the same period in 2017.

Cost of revenues decreased $0.4 million, or 1%, during the six months ended June 30, 2018, relatively flat compared to the same period in 2017. Gross margins increased to 75% during the six months ended June 30, 2018, from 68% in the same period in 2017.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Research and development(1)	$26,218	$19,899	$6,319	32%
Sales and marketing(1)	11,437	10,098	1,339	13
General and administrative(1)	19,479	14,501	4,978	34
Restructuring charges	15	59	(44)	(75)
Total operating expenses	$57,149	$44,557	$12,592	28%

(1) Includes share-based compensation expense of:
Research and development	$3,529	$3,387	$142	4%
Sales and marketing	1,730	1,201	529	44
General and administrative	6,681	4,423	2,258	51
Share-based compensation expense	$11,940	$9,011	$2,929	33%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Research and development(1)	$51,751	$39,201	$12,550	32%
Sales and marketing(1)	26,773	26,062	711	3
General and administrative(1)	37,735	29,843	7,892	26
Restructuring charges	235	959	(724)	(75)
Gain on liquidation of textbooks	—	(4,766)	4,766	(100)
Total operating expenses	$116,494	$91,299	$25,195	28%

(1) Includes share-based compensation expense of:
Research and development	$7,662	$6,628	$1,034	16%
Sales and marketing	3,319	2,327	992	43
General and administrative	12,507	8,267	4,240	51
Share-based compensation expense	$23,488	$17,222	$6,266	36%

Research and Development

Research and development expenses increased $6.3 million, or 32%, during the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase in employee-related expenses of $3.8 million, higher web hosting and software licensing fees of $1.5 million, higher outside services of $0.6 million, higher share-based compensation expense of $0.1 million, and higher depreciation and amortization expense of $0.4 million, compared to the same period in 2017. Research and development as a percentage of net revenues were 36% during the three months ended June 30, 2018 compared to 35% during the same period in 2017.

Research and development expenses increased $12.6 million, or 32%, during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase in employee-related expenses of $7.9 million, higher web hosting and software licensing fees of $1.8 million, higher outside services of $1.1 million, higher share-based compensation expense of $1.0 million, and higher depreciation and amortization expense of $0.7 million, compared to the same period in 2017. Research and development as a percentage of net revenues were 34% during the six months ended June 30, 2018 compared to 33% during the same period in 2017.

Sales and Marketing

Sales and marketing expenses increased by $1.3 million, or 13%, during the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $0.5 million, higher share-based compensation expense of $0.5 million, and higher paid advertising expense of $0.4 million, compared to the same period in 2017. Sales and marketing expenses as a percentage of net revenues were 15% during the three months ended June 30, 2018 compared to 18% during the same period in 2017.

Sales and marketing expenses increased by $0.7 million, or 3%, during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $0.3 million, higher share-based compensation expense of $1.0 million, and higher paid advertising expense of $0.2 million, compared to the same period in 2017.  These increases were partially offset by lower outside services of $0.2 million and lower depreciation and amortization expense of $0.3 million, compared to the same period in 2017. Sales and marketing expenses as a percentage of net revenues were 18% during the six months ended June 30, 2018 compared to 22% during the same period in 2017.

General and Administrative

General and administrative expenses increased $5.0 million, or 34%, during the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to higher employee-related expenses of $1.6 million, higher share-based compensation expense of $2.3 million, and higher professional fees of $0.9 million, compared to the same period in 2017. General and administrative expenses as a percentage of net revenues remained flat during the three months ended June 30, 2018 compared to the same period in 2017.

General and administrative expenses increased $7.9 million, or 26%, during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to higher employee-related expenses of $2.7 million, higher share-based compensation expense of $4.2 million, and higher professional fees of $0.3 million, compared to the same period in 2017. General and administrative expenses as a percentage of net revenues remained flat during the six months ended June 30, 2018 compared to the same period in 2017.

Restructuring Charges

Restructuring charges of $0.2 million recorded during the six months ended June 30, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid by 2021.

Restructuring charges of $0.1 million and $1.0 million recorded during the three and six months ended June 30, 2017 were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. Costs incurred to date are expected to be fully paid within 3 months.

We anticipate a restructuring charge of approximately $1.0 million in the next year, for facility consolidation as a result of our acquisition of StudyBlue.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Interest expense, net	$(3,664)	$(18)	$(3,646)	n/m
Other income (expense), net	894	(9)	903	n/m
Total interest expense and other income (expense), net	$(2,770)	$(27)	$(2,743)	n/m

	Six Months Ended June 30,		Change
	2018	2017	$	%
Interest expense, net	$(3,684)	$(37)	$(3,647)	n/m
Other income (expense), net	1,458	(208)	1,666	n/m
Total interest expense and other income (expense), net	$(2,226)	$(245)	$(1,981)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three and six months ended June 30, 2018 compared to the same periods in 2017 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to our April 2018 convertible senior notes offering.

Other income (expense), net, was a net income during the three and six months ended June 30, 2018 primarily related to the interest earned on our investments. Other income (expense), net was a net expense during the six months ended June 30, 2017 primarily related to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Provision for income taxes	$428	$716	$(288)	(40)%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Provision for income taxes	$969	$1,363	$(394)	(29)%

We recorded an income tax provision of approximately $0.4 million and $1.0 million during the three and six months ended June 30, 2018, respectively, and an income tax provision of approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2017, respectively, which was primarily due to state and foreign income tax expense and federal tax expense. The decrease during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to a tax benefit related to net deferred tax liabilities of acquired intangible assets partially offset by an increase in foreign profits.

Liquidity and Capital Resources

As of June 30, 2018, our principal sources of liquidity were cash, cash equivalents, and investments totaling $481.8 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In April 2018, we closed an offering of our 0.25% convertible senior notes (the notes) generating net proceeds of approximately $335.6 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The notes mature on May 15, 2023 unless converted, redeemed or repurchased in accordance with their terms prior to such date. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of June 30, 2018, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As of June 30, 2018, we have incurred cumulative losses of $398.2 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our April 2018 convertible senior notes offering and cash generated from operations.

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

Most of our cash is held in the United States. As of June 30, 2018, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds however we may take advantage of the transition tax in the 2017 Tax Cuts and Jobs Act that taxes any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$23,515	$16,514
Net cash used in investing activities	$(19,179)	$(5,564)
Net cash provided by (used in) financing activities	$254,110	$(21,835)

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2018 was $23.5 million. Our net loss of $6.5 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $10.7 million, share-based compensation expense of $23.7 million, and the amortization of debt discount and issuance costs related to our convertible senior notes of $3.4 million.

Net cash provided by operating activities during the six months ended June 30, 2017 was $16.5 million. Our net loss of $12.4 million was increased by the non-cash gain on liquidation of textbooks of $4.8 million and offset by significant non-cash operating expenses including other depreciation and amortization expense of $9.1 million and share-based compensation expense of $17.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was $19.2 million and was primarily related to the purchases of property and equipment of $10.1 million, the purchases of marketable securities of $66.6 million, and the acquisition of business, net of cash acquired, of $14.4 million, partially offset by the maturity of marketable securities of $72.0 million.

Net cash used in investing activities during the six months ended June 30, 2017 was $5.6 million and was primarily used for the purchases of property and equipment of $12.5 million, partially offset by proceeds from the liquidation of print textbooks of $6.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $254.1 million and was primarily related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $335.6 million and proceeds from the issuance of common stock under stock plans totaling $18.1 million, partially offset by purchase of convertible senior notes capped call of $39.2 million, the repurchase of common stock of $20.0 million, and the payment of $40.3 million in taxes related to the net share settlement of equity awards which became fully vested during the period.

Net cash used in financing activities during the six months ended June 30, 2017 was $21.8 million and was related to the payment of deferred cash consideration related to prior acquisitions of $16.8 million and payment of $14.9 million in taxes related to the net share settlement of equity awards which became fully vested during the period partially offset by the proceeds from the issuance of common stock under stock plans totaling $9.8 million.

Contractual Obligations and Other Commitments

In April 2018, we closed an offering of our 0.25% convertible senior notes due 2023 for gross proceeds of $345.0 million, which included the full exercise of the option held by the initial purchasers to purchase $45 million of additional notes. See Note 8, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There were no other material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our revenue recognition and deferred revenue, there have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In April 2018, we closed an offering of the notes for gross proceeds of $345.0 million. We carry these notes at face value less unamortized debt discount and debit issuance costs on our condensed consolidated balance sheet. Because the notes have a fixed annual interest rate of 0.25%, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 8, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There have been no other material changes in our market risk during the six months ended June 30, 2018, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended June 30, 2018 and 2017 were $3.9 million and $6.0 million, respectively, and for the six months ended June 30, 2018 and 2017 were $6.5 million and $12.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $398.2 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we recently transitioned substantially all of our print textbook rental revenues to a share of revenues earned on a print textbook rental transaction. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisition of Imagine Easy Solutions in 2016, math technology with the acquisition of Cogeon in 2017, and further into writing tools with the acquisition of WriteLab in 2018. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform.

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

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including WriteLab, StudyBlue, Math 42, Imagine Easy Solutions and internships.com, into the Chegg brand and Chegg.com.

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

•
Products and Services for Students. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include publishers that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For our Chegg Writing service, we primarily face competition from other citation generating services such as Noodle Tools. For our Chegg Tutors service, we face competition from other online tutoring services such as Wyzant, Tutors.com and Varsity Tutors. For our Chegg Math Solver service, we face competition from other math solvers such as Mathway. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks such as Apple iTunes and Blackboard, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

Our industry is evolving rapidly and is becoming increasingly competitive. Some of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. For example, a recent U.S. Supreme Court decision may make it easier for third parties to import low-cost “gray market” textbooks for resale in the United States, and these textbooks may compete with our offerings. In addition, Follett has partnered with some colleges through its includED program, which allows schools to deliver required course materials directly to students by including them in the cost of college as part of tuition and fees. Such strategic alliances may eliminate our ability to compete favorably with our Required Materials product line because of the added convenience they offer to students, which may result in reduced textbook rentals, loss of market share and reduced revenues. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect Ingram's ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to our newer offerings. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state and international laws and regulations regarding privacy and data protection are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe and including the DPD and the GDPR, are often more restrictive than those in the United States. Many of these laws and regulations, including the GDPR, are relatively new and it is not clear how these acts will be interpreted and the breadth of services and the methods of how we conduct or propose to conduct our business that will be restricted or otherwise effected by them. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States, or alter our ability to use cookies to deliver advertising and other products to users. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, including the recently implemented GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2018, we had 23 issued patents and 22 patent applications pending in the United States. We own three U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 35 U.S. trademark registrations and 26 foreign registrations. As of June 30, 2018, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of June 30, 2018, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. We collect sales taxes in all U.S. states with a sales tax and most local jurisdictions on our sales, rentals, and digital services sold through our commerce system including sales and rentals on behalf of our third-party publishers.  In June 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al ruled that a state can require an online retailer with no in-state property or personnel to collect and remit sales and use tax on sales made to the state’s residents. It is possible that such taxes could be assessed by certain states retroactively for periods before the Wayfair decision on acquired products that are not sold through our commerce system. In addition, we do not collect similar taxes outside of the U.S. and in some U.S. localities where we believe such taxes are inapplicable to our business. Any successful action by federal, state, foreign or other authorities to impose or collect additional income tax or compel us to collect and remit additional sales, use or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

Our failure to comply with the terms of our revolving line of credit could have an adverse effect on us.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $29.76 through June 30, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In April 2018, we issued $345.0 million aggregate principal amount of notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our notes, which may not be redeemed prior to May 2021 subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

In April 2018, we issued $345 million in aggregate principal amount of the notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The aggregate principal amount of the notes includes $45 million from initial purchasers fully exercising their option to purchase additional notes. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the issuance of the notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

During the three months ended June 30, 2018, we repurchased the following shares:

Period	Total Number of Shares Repurchased (1)	Average Price Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	983,284	$20.34	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—

(1) Shares repurchased in conjunction with the notes.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	Summary of 2018 Director Compensation					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

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

CHEGG, INC.
July 30, 2018	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)