Form 10-Q
period 2018-09-30
CHEGG, INC
filed 2018-10-29
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

•
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of October 26, 2018, the Registrant had 114,897,566 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$379,020	$126,457
Short-term investments	80,898	81,742
Accounts receivable, net of allowance for doubtful accounts of $268 and $259 at September 30, 2018 and December 31, 2017, respectively	8,620	10,855
Prepaid expenses	7,099	2,043
Other current assets	26,651	7,845
Total current assets	502,288	228,942
Long-term investments	14,961	20,305
Property and equipment, net	52,945	47,493
Goodwill	149,762	125,272
Intangible assets, net	27,813	21,153
Other assets	4,523	3,765
Total assets	$752,292	$446,930
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,283	$7,049
Deferred revenue	25,281	13,440
Accrued liabilities	46,999	31,074
Total current liabilities	76,563	51,563
Long-term liabilities
Convertible senior notes, net	280,132	—
Other long-term liabilities	7,016	4,305
Total long-term liabilities	287,148	4,305
Total liabilities	363,711	55,868
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 114,598,041 and 109,667,640 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	115	110
Additional paid-in capital	801,355	782,845
Accumulated other comprehensive loss	(965)	(282)
Accumulated deficit	(411,924)	(391,611)
Total stockholders' equity	388,581	391,062
Total liabilities and stockholders' equity	$752,292	$446,930
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$74,237	$62,640	$225,408	$181,559
Cost of revenues	19,918	22,356	57,926	60,794
Gross profit	54,319	40,284	167,482	120,765
Operating expenses:
Research and development	29,045	19,876	80,796	59,077
Sales and marketing	15,690	14,184	42,463	40,246
General and administrative	20,000	17,320	57,735	47,163
Restructuring charges	17	64	252	1,023
Gain on liquidation of textbooks	—	—	—	(4,766)
Total operating expenses	64,752	51,444	181,246	142,743
Loss from operations	(10,433)	(11,160)	(13,764)	(21,978)
Interest expense and other income, net:
Interest expense, net	(3,772)	(19)	(7,456)	(56)
Other income, net	1,209	261	2,667	53
Total interest expense and other income, net	(2,563)	242	(4,789)	(3)
Loss before provision for income taxes	(12,996)	(10,918)	(18,553)	(21,981)
Provision for income taxes	713	598	1,682	1,961
Net loss	$(13,709)	$(11,516)	$(20,235)	$(23,942)
Net loss per share, basic and diluted	$(0.12)	$(0.11)	$(0.18)	$(0.25)
Weighted average shares used to compute net loss per share, basic and diluted	114,184	103,041	112,621	97,008
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(13,709)	$(11,516)	$(20,235)	$(23,942)
Other comprehensive (loss) income:
Change in net unrealized gain (loss) on available for sale investments	43	(48)	66	(48)
Change in foreign currency translation adjustments, net of tax	(347)	(9)	(749)	243
Other comprehensive (loss) income	(304)	(57)	(683)	195
Total comprehensive loss	$(14,013)	$(11,573)	$(20,918)	$(23,747)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities		*
Net loss	$(20,235)	$(23,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	16,631	14,301
Share-based compensation expense	37,503	27,468
Gain on liquidation of textbooks	—	(4,766)
Loss from write-offs of textbooks	—	314
Loss from write-off of property and equipment	29	1,368
Interest accretion on deferred consideration	—	(626)
Amortization of debt discount and issuance costs	6,958	—
Deferred income taxes	(315)	—
Other non-cash items	51	62
Change in assets and liabilities:
Accounts receivable	2,409	786
Prepaid expenses and other current assets	(24,250)	(4,293)
Other assets	(587)	333
Accounts payable	(3,001)	(2,291)
Deferred revenue	11,841	7,070
Accrued liabilities	16,044	12,880
Other liabilities	1,589	1,123
Net cash provided by operating activities	44,667	29,787
Cash flows from investing activities
Proceeds from liquidations of textbooks	—	6,943
Purchases of marketable securities	(113,276)	(112,417)
Proceeds from sale of marketable securities	1,800	14,499
Maturities of marketable securities	118,080	—
Purchases of property and equipment	(18,048)	(19,930)
Acquisition of businesses, net of cash acquired	(34,650)	—
Net cash used in investing activities	(46,094)	(110,905)
Cash flows from financing activities
Common stock issued under stock plans, net	23,463	13,565
Payment of taxes related to the net share settlement of equity awards	(45,669)	(17,902)
Payment of deferred cash consideration related to acquisitions	—	(16,939)
Proceeds from follow-on offering, net of offering costs	—	147,632
Proceeds from issuance of convertible senior notes, net of issuance costs	335,618	—
Purchase of convertible senior notes capped call	(39,227)	—
Repurchase of common stock	(20,000)	—
Net cash provided by financing activities	254,185	126,356
Net increase in cash, cash equivalents and restricted cash	252,758	45,238
Cash, cash equivalents and restricted cash, beginning of period	126,963	77,433
Cash, cash equivalents and restricted cash, end of period	$379,721	$122,671

Supplemental cash flow data:
Cash paid during the period for:
Interest	$55	$66
Income taxes	$1,560	$1,241
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,993	$3,712

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$379,020	$122,227
Restricted cash included in other assets	701	444
Total cash, cash equivalents and restricted cash	$379,721	$122,671
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. Our results of operations and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

For sales of third party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. For our strategic partnership with Ingram and our agreements with other textbook publishers, we have concluded that we do not control the use of the print textbooks, and therefore record net revenue only for the revenue share we earn upon the shipment of a print textbook to a student. For the rental or sale of eTextbooks, we have concluded that we control the service, therefore we recognize revenue and cost of revenue on a gross basis ratably over the term the student has access to the eTextbook.

Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenues.

Contract assets are contained within other current assets on our condensed consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer. Contract receivables are contained within accounts receivable, net on our condensed consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our condensed consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to rental and subscription performance obligations that have not been satisfied, Brand Partnership and Enrollment Marketing performance obligations that have yet to be satisfied, and the estimated variable consideration as a result of our strategic partnership with Ingram. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance contained within subtopic 350-40 to develop or obtain internal-use software. Early adoption is permitted and the guidance allows for a retrospective or prospective application. The guidance is effective for annual periods beginning after December 15, 2019, and we are currently in the process of evaluating the impact of this guidance.

The FASB has issued three ASU's related to Accounting Standards Codification (ASC) 842. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. and ASU 2018-10, Codification Improvements to Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. ASC 842 allows for a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We plan to elect this package of transition practical expedients. ASU 2018-10 provides additional updates and corrections to topics included within ASC 842 based on the FASB's interactions with stakeholders. ASU 2018-11 allows for a modified retrospective adoption with a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. We plan to elect this transition method of adoption. Early adoption is permitted and the guidance is effective for annual periods beginning after December 15, 2018. We plan to adopt the guidance on January 1, 2019. At this time, we do not know the quantitative impact of adopting ASU 2016-02; however, we initially believe that this will only have an impact on our condensed consolidated balance sheet and little to no impact to our condensed consolidated statement of operations. We will continue to evaluate as we near our adoption date.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. ASU 2018-09 provides updates for technical corrections, clarifications, and other minor improvements to a wide variety of topics in the ASC. The transition method of adoption is dependent on the ASC topic impacted by this guidance. Additionally, some of the ASC topic updates are effective upon issuance of ASU 2018-09 and some of the ASC topic updates are effective at a future date. The ASC topic updates effective upon issuance of ASU 2018-09 do not impact our accounting for the respective ASC topics. For those ASC topic updates effective at a future date, we are currently in the process of evaluating the impact of this guidance update.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. We early adopted the guidance to simplify our goodwill impairment test, with a prospective application on January 1, 2018 and will apply the guidance starting with our 2018 annual goodwill impairment assessment.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires an entity to explain the change during a period in restricted cash equivalents on the condensed consolidated statements of cash flows and include such amounts when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. We adopted the guidance with a retrospective application on January 1, 2018 and have adjusted our beginning-of-period and end-of-period amounts on our condensed consolidated statement of cash flows to include restricted cash with the change in restricted cash included within the other assets line on our condensed consolidated statement of cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity investments at fair value and recognize any changes in fair value within the condensed consolidated statement of operations. We have a strategic investment of $3.0 million recorded in other assets on our condensed consolidated balance sheets that falls under this guidance update. The guidance provides for electing a measurement alternative for equity investments that do not have readily determinable fair values. We have elected the measurement alternative for our strategic investment as there is not a readily determinable fair value, which we will apply to our strategic investment starting with our adoption date of January 1, 2018. This investment will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with any changes in the value of the investment recorded within the condensed consolidated statement of operations.

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

We recorded an immaterial net increase to the opening balance of accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition guidance. The two primary impacts of the new revenue recognition guidance are for our Enrollment Marketing services where revenue is recognized earlier in the contract life under the new revenue recognition guidance than under the previous guidance and for our strategic partnership with Ingram where we are required to estimate variable consideration under the new revenue recognition guidance, which we were not previously required to estimate. The requirement to estimate variable consideration has shifted $1.0 million and $2.1 million of revenues during the three and nine months ended September 30, 2018, respectively, to future periods as compared to the previous revenue recognition guidance.

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017(1)	$	%
Chegg Services	$54,201	$39,475	$14,726	37%
Required Materials	20,036	23,165	(3,129)	(14)%
Total net revenues	$74,237	$62,640	$11,597	19%

	Nine Months Ended September 30,		Change
	2018	2017(1)	$	%
Chegg Services	$172,327	$125,210	$47,117	38%
Required Materials	53,081	56,349	(3,268)	(6)%
Total net revenues	$225,408	$181,559	$43,849	24%

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

During the three months ended September 30, 2018, we recognized $10.8 million of revenues that were included in our deferred revenue balance as of June 30, 2018. During the nine months ended September 30, 2018, we recognized $11.7 million of revenues that were included in our deferred revenue balance as of December 31, 2017. During the three and nine months ended September 30, 2018, there was an immaterial amount of revenues recognized from performance obligations satisfied in previous periods. The aggregate amount of unsatisfied performance obligations is approximately $29.0 million as of September 30, 2018, of which a majority is expected to be recognized into revenues over the next year and the remainder within three years. As a practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts with an expected duration of one year or less.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

			Change
	September 30, 2018	December 31, 2017	$	%
Accounts receivable, net	$8,620	$10,855	$(2,235)	(21)%
Deferred revenue	$25,281	$13,440	$11,841	88%

During the nine months ended September 30, 2018, our accounts receivable, net balance decreased by $2.2 million, or 21%, primarily due to an improvement in cash collections. During the nine months ended September 30, 2018, our deferred revenue balance increased by $11.8 million, or 88%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals as well as the deferred variable consideration as a result of our strategic partnership with Ingram.

Our contract assets balance was immaterial as of September 30, 2018 and December 31, 2017.

Note 3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, shares related to convertible senior notes, restricted stock units (RSUs), and performance-based restricted stock units (PSUs), to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(13,709)	$(11,516)	$(20,235)	$(23,942)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	114,184	103,041	112,621	97,008

Net loss per share, basic and diluted	$(0.12)	$(0.11)	$(0.18)	$(0.25)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	3,961	2	4,282	3,167
RSUs and PSUs	7,479	49	8,075	137
Shares related to convertible senior notes	1,221	—	—	—
Employee stock purchase plan	17	—	12	—
Warrants to purchase common stock	—	—	—	200
Total common stock equivalents	12,678	51	12,369	3,504

Note 4. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, and investments’ cost, net unrealized loss and fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Net Unrealized Loss	Fair Value	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$340,933	$—	$340,933	$98,370	$—	$98,370
Money market funds	7,017	—	7,017	5,358	—	5,358
Commercial paper	31,071	(1)	31,070	22,729	—	22,729
Total cash and cash equivalents	$379,021	$(1)	$379,020	$126,457	$—	$126,457
Short-term investments:
Commercial paper	$29,461	$(1)	$29,460	$38,850	$(27)	$38,823
Corporate securities	40,658	(103)	40,555	23,001	(43)	22,958
U.S. treasury securities	10,891	(8)	10,883	19,978	(17)	19,961
Total short-term investments	$81,010	$(112)	$80,898	$81,829	$(87)	$81,742
Long-term investments:
Corporate securities	$13,343	$(1)	$13,342	$20,405	$(100)	$20,305
U.S. treasury securities	1,626	(7)	1,619	—	—	—
Total long-term investments	$14,969	$(8)	$14,961	$20,405	$(100)	$20,305

The cost and fair value of available-for-sale investments as of September 30, 2018 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$112,081	$111,968
Due in 1-2 years	14,969	14,961
Investments not due at a single maturity date	7,017	7,017
Total	$134,067	$133,946

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of September 30, 2018, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of their cost bases. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of five months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2018 and 2017, we did not recognize any impairment charges.

Restricted Cash

As of September 30, 2018 and December 31, 2017, we had approximately $0.7 million and $0.5 million, respectively, of restricted cash that consists of security deposits for our offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based on the remaining term of the lease from the balance sheet dates.

Strategic Investment

We previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. Our investment is included in other assets on our condensed consolidated balance sheets. We did not record an impairment charge on this investment during the three and nine months ended September 30, 2018 and 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and nine months ended September 30, 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$7,017	$7,017	$—
Commercial paper	31,070	—	31,070
Short-term investments:
Commercial paper	29,460	—	29,460
Corporate securities	40,555	—	40,555
U.S. treasury securities	10,883	10,883	—
Long-term investments:
Corporate securities	13,342	—	13,342
U.S. treasury securities	1,619	1,619	—
Total assets measured and recorded at fair value	$133,946	$19,519	$114,427

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,358	$5,358	$—
Commercial paper	22,729	—	22,729
Short-term investments:	—
Commercial paper	38,823	—	38,823
Corporate securities	22,958	—	22,958
U.S. treasury securities	19,961	19,961	—
Long-term corporate securities	20,305	—	20,305
Total assets measured and recorded at fair value	$130,134	$25,319	$104,815

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The notes are measured at fair value, utilizing a level 2 input, on a quarterly basis for disclosure purposes.

The carrying amounts and estimated fair values of financial instruments not recorded at fair value as of September 30, 2018 are as follows (in thousands):

	September 30, 2018
	Carrying Amount	Estimated Fair Value
Convertible senior notes, net	$280,132	$411,143

The carrying amount of the notes as of September 30, 2018 was net of unamortized debt discount of $58.0 million and unamortized issuance costs of $6.9 million. The estimated fair value of the notes was determined based on the closing trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 8.

Note 6. Acquisitions

On July 2, 2018, we acquired StudyBlue, Inc. (StudyBlue), a privately held online learning company based in San Francisco, California that provides a content library that allows students to create flashcards and their own study materials. This acquisition helps strengthen our existing Chegg Services offerings by adding a substantial number of subject categories and a library of content to our learning platform. The total fair value of the purchase consideration was $20.4 million, which included an escrow amount of $3.3 million for general representations and warranties and post-closing adjustments. Any remaining escrow amount will be released eighteen months after the acquisition date.

On May 15, 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform, based in Berkeley, California, that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. This acquisition helps to strengthen our existing Chegg Writing service with the addition of new tools, features, and functionality. The total fair value of the purchase consideration was $14.5 million, which included an escrow amount of $2.6 million for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released twenty months after the acquisition date.

The acquisition date fair value of the purchase consideration for the above transactions consisted of the following (in thousands):

Initial cash consideration	$29,980
Escrow	5,820
Net working capital adjustment	(916)
Fair value of purchase consideration	$34,884

Included in the purchase agreement for the acquisition of WriteLab are additional contingent payments of up to $5.0 million subject to continued employment of the sellers. These payments are expensed ratably as research and development expenses on our condensed consolidated statement of operations. These contingent payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $0.6 million as of September 30, 2018 included within accrued liabilities on our condensed consolidated balance sheet for these contingent payments.

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

The following table presents the total allocation of purchase consideration recorded in our condensed consolidated balance sheets as of the acquisition date (in thousands):

Cash	$234
Accounts receivable	302
Other acquired assets	151
Acquired intangible assets:
Trade name	140
Domain names	180
Non-compete agreements	220
Developed technology	5,790
Content library	5,220
Total acquired intangible assets	11,550
Total identifiable assets acquired	12,237
Liabilities assumed	(2,133)
Net identifiable assets acquired	10,104
Goodwill	24,780
Total fair value of purchase consideration	$34,884

During the three and nine months ended September 30, 2018, we incurred $0.6 million and $1.0 million, respectively, of acquisition-related expenses which have been included in general and administrative expenses in our condensed consolidated statement of operations.

We have not presented supplemental pro forma financial information as the revenues and earnings of these acquisitions were immaterial during the nine months ended September 30, 2018. Further, we have recorded no revenues and an immaterial amount of expenses since the acquisition dates.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning balance	$125,272	$116,239
Additions due to acquisitions	24,780	9,024
Foreign currency translation adjustment	(290)	9
Ending balance	$149,762	$125,272

Intangible assets as of September 30, 2018 and December 31, 2017 consist of the following (in thousands, except the weighted-average amortization period in months):

	September 30, 2018
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	71	$31,667	$(12,655)	$19,012
Customer lists	47	9,970	(6,505)	3,465
Trade names	44	6,113	(4,542)	1,571
Non-compete agreements	31	2,018	(1,668)	350
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(185)	—	(185)
Total intangible assets	61	$54,213	$(26,400)	$27,813

	December 31, 2017
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	70	$20,657	$(10,220)	$10,437
Customer lists	47	9,970	(5,480)	4,490
Trade names	46	5,793	(3,465)	2,328
Non-compete agreements	30	1,798	(1,506)	292
Master service agreements	21	1,030	(1,030)	—
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	6	—	6
Total intangible assets	57	$42,854	$(21,701)	$21,153

During the three and nine months ended September 30, 2018, amortization expense related to our acquired intangible assets totaled approximately $1.8 million and $4.7 million, respectively. During the three and nine months ended September 30, 2017, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $4.1 million, respectively.

As of September 30, 2018, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2018	$1,811
2019	6,448
2020	4,816
2021	3,423
2022	2,943
Thereafter	4,772
Total	$24,213

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

The total net proceeds from the notes are as follows (in thousands):

Principal amount	$345,000
Less initial purchasers’ discount	(8,625)
Less other issuance costs	(757)
Net proceeds	$335,618

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

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date, subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events, described in the indenture, occur prior to the applicable maturity date, we will also increase the conversion rate for a holder who elects to convert their notes in connection with such specified corporate events. During the three months ended September 30, 2018, the conditions allowing holders of the notes to convert have not been met. The notes are therefore not convertible during the three months ended September 30, 2018 and are classified as long-term debt.

In accounting for the issuance of the notes, we separated the notes into liability and equity components. The carrying amount of the liability component of approximately $280.8 million was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component of approximately $64.2 million, representing the conversion option, was determined by deducting the carrying amount of the liability component from the principal amount of the notes. This difference between the principal amount of the notes and the liability component represents the debt discount, presented as a reduction to the convertible debt on our condensed consolidated balance sheet, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity component of the notes is included in additional paid-in capital on our condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs related to the notes of approximately $9.4 million, consisting of the initial purchasers' discount of $8.6 million and other issuance costs of approximately $0.8 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the principal amount of the notes. Transaction costs attributable to the liability component of approximately $7.6 million, were recorded as debt issuance cost, presented as a reduction to the convertible debt on our condensed consolidated balance sheet, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity component were approximately $1.7 million and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

As of September 30, 2018
Principal	$345,000
Unamortized debt discount	(57,976)
Unamortized issuance costs	(6,892)
Net carrying amount	$280,132

The net carrying amount of the equity component of the notes is as follows (in thousands):

As of September 30, 2018
Debt discount for conversion option	$64,193
Issuance costs	(1,749)
Net carrying amount	$62,444

As of September 30, 2018, the remaining life of the notes is approximately 4.6 years.

Based on the closing price of our common stock of $28.43 on September 30, 2018, the if-converted value of the notes was approximately $363.9 million and exceeds the principal amount of $345 million by approximately $18.9 million.

The effective interest rate of the liability component of the notes is 4.34% and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have an associated convertible feature. The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contractual interest expense	$218	$428
Amortization of debt discount	3,160	6,217
Amortization of issuance costs	377	741
Total interest expense	$3,755	$7,386

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

Note 9. Revolving Line of Credit

In September 2016, we entered into a revolving line of credit, which was amended in March 2018, with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019 and requires us to repay the outstanding balance upon maturity. We will pay a fee equal to 0.25% per year on the average daily unused amount of the Line of Credit and a base interest rate equal to the LIBOR. In addition, we will pay a fee for each issued letter of credit which will be determined based on our current leverage ratio at the time the letter of credit is issued. If our leverage ratio is less than 1.00%, we will pay a fee equal to 1.50% per year and if our leverage ratio is greater than or equal to 1.00%, we will pay a fee equal to 2.50% per year. Our leverage ratio is a ratio of all obligations owed to the bank divided by our consolidated EBITDA. EBITDA for the purposes of calculating our leverage ratio is defined as net profit (loss) before tax, plus interest expense and amortized debt issuance costs, plus non-cash stock compensation (net of capitalized interest expense), plus depreciation expense, plus amortization expense and other non-cash expenses (assuming there are no future cash costs), plus expenses incurred in connection with permitted acquisitions (including without limitation accrued acquisition-related contingent expenses) in an amount not to exceed $6.0 million per calendar year, plus non-recurring expenses in an amount not to exceed $2.0 million per calendar year. We must maintain financial covenants under the Line of Credit as follows: (1) maintain a balance of unrestricted cash at the lender of not less than $30.0 million at all times, other than the three months ending March 31, 2017 and June 30, 2017, and not less than $25.0 million during the three months ending March 31, 2017 and June 30, 2017; and (2) achieve EBITDA, on a trailing 12 month basis, of not less than (i) $25.0 million for the period of time from September 30, 2016 through June 30, 2017, (ii) $30.0 million for the period of time from September 30, 2017 through June 30, 2018, and (iii) $35.0 million for the period of time from September 30, 2018 through the maturity of the Line of Credit. As of September 30, 2018, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

Note 10. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2022. Our primary operating lease commitments at September 30, 2018 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon and New York in the United States and internationally in India, Israel and Berlin. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $0.9 million and $2.2 million during the three and nine months ended September 30, 2018, respectively, and approximately $0.6 million and $2.0 million during the three and nine months ended September 30, 2017, respectively.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of September 30, 2018.

Note 12. Stockholders' Equity

In conjunction with our April 2018 offering of convertible senior notes, we repurchased 983,284 shares of our common stock at an average price per share of $20.34.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$106	$73	$303	$228
Research and development	4,528	3,706	12,190	10,334
Sales and marketing	1,675	1,261	4,994	3,588
General and administrative	7,509	5,051	20,016	13,318
Total share-based compensation expense	$13,818	$10,091	$37,503	$27,468

There was no capitalized share-based compensation expense as of September 30, 2018 or 2017.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	14,335,115	$6.78
Granted	3,452,774	21.35
Released	(5,249,303)	6.48
Canceled	(1,521,060)	6.95
Balance at September 30, 2018	11,017,526	$11.47

As of September 30, 2018, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $74.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.6 years.

Note 13. Income Taxes

We recorded an income tax provision of approximately $0.7 million and $1.7 million during the three and nine months ended September 30, 2018, respectively, primarily due to state and foreign income tax expense. We recorded an income tax provision of approximately $0.6 million and $2.0 million during the three and nine months ended September 30, 2017, respectively, primarily due to state and foreign income tax expense and federal tax expense related to acquired indefinite lived intangible assets.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (Tax Act). In accordance with SAB 118, as of September 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. Our estimate of the effects the Tax Act has not materially changed from the amounts recorded during the year ended December 31, 2017.  We will continue to analyze certain aspects of the Tax Act and the newly issued Internal Revenue Service proposed regulations and we expect future proposed and final regulations may continue to impact and refine our estimates.

Note 14. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with NRCCUA where they will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital Enrollment Marketing services for colleges and universities. As a result of this strategic partnership, approximately 50 employees in China and the United States supporting the sales and account support functions of our Enrollment Marketing offering were terminated. Costs incurred to date are expected to be fully paid within 4 months.

2015 Restructuring Plan

Restructuring charges of $0.2 million recorded during the nine months ended September 30, 2018 primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2017	$—	$—	$306	$306
Restructuring charges (credits)	941	148	(42)	1,047
Cash payments	(897)	(128)	(43)	(1,068)
Write-offs	—	(20)	—	(20)
Balance at December 31, 2017	44	—	221	265
Restructuring charges	82	13	157	252
Cash payments	(96)	(13)	(147)	(256)
Write-offs	—	—	(18)	(18)
Balance at September 30, 2018	$30	$—	$213	$243

As of September 30, 2018, the $0.2 million liability was comprised of a short-term accrual of $0.1 million included within accrued liabilities and a long-term accrual of $0.1 million included within other liabilities on our condensed consolidated balance sheet.

Note 15. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2018, we had purchases of $0.6 million and $2.8 million, respectively, and during the three and nine months ended September 30, 2017, we had purchases of $0.8 million and $2.6 million, respectively, from Adobe. We had no revenues during the three months ended September 30, 2018 and $0.1 million of revenues during the nine months ended September 30, 2018 from Adobe. We had no revenues during the three and nine months ended September 30, 2017 from Adobe. We had $0.2 million in payables as of September 30, 2018 and December 31, 2017 to Adobe. We had $0.5 million in accounts receivable as of September 30, 2018 and an immaterial amount of accounts receivable as of December 31, 2017 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three and nine months ended September 30, 2018, we had purchases of $3.8 million and $10.3 million, respectively, and during the three and nine months ended September 30, 2017, we had purchases of $4.7 million and $9.5 million, respectively, from Cengage.  We had $1.2 million and $3.2 million of revenues during the three and nine months ended September 30, 2018, respectively, and $1.2 million and $1.8 million of revenues during the three and nine months ended September 30, 2017, respectively, from Cengage. We had $2.0 million and $0.1 million in payables as of September 30, 2018 and December 31, 2017, respectively, to Cengage. We had an immaterial amount of outstanding accounts receivable as of September 30, 2018 and $0.3 million in outstanding accounts receivable as of December 31, 2017 from Cengage.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and nine months ended September 30, 2018, we incurred payment processing fees of $0.4 million and $1.0 million, respectively, and during the three and nine months ended September 30, 2017, we incurred payment processing fees of $0.3 million and $0.8 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the three months ended September 30, 2018, we had purchases of $0.1 million of services from Synack.

Note 16. Subsequent Event

On October 29, 2018, we completed an investment of $10.0 million in WayUp, Inc., a US-based job site and mobile application for college students and recent graduates. Our investment will be accounted for under the cost method and included in other assets on our condensed consolidated balance sheet.

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

On May 15, 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform, based in Berkeley, California, that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. On July 2, 2018, we acquired StudyBlue, Inc. (StudyBlue), a privately held online learning company based in San Francisco, California that provides a content library that allows students to create flashcards and their own study materials. We anticipate these acquisitions will strengthen our existing Chegg Services, with the addition of new features, functionality, and content.

During the three and nine months ended September 30, 2018, we generated net revenues of $74.2 million and $225.4 million, respectively, and in the same periods had net losses of $13.7 million and $20.2 million, respectively. During the three and nine months ended September 30, 2017, we generated net revenues of $62.6 million and $181.6 million, respectively, and in the same periods had net losses of $11.5 million and $23.9 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

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

Students typically pay to access Chegg Services such as Chegg Study on a monthly or annual basis. In the aggregate, Chegg Services revenues were 73% and 76% of net revenues during the three and nine months ended September 30, 2018, respectively, and 63% and 69% of net revenues during the three and nine months ended September 30, 2017, respectively.

Required Materials

Our Required Materials product line includes a revenue share from Ingram and other partners, on the rental and sale of print textbooks, as well as revenues from eTextbooks. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of September 30, 2018.

We also use our website to rent and sell, on behalf of Ingram and other partners, as well as source for used print textbooks for our partner Ingram. We attract students to our website by offering more for their used print textbooks than they could generally get by selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 27% and 24% of net revenues during the three and nine months ended September 30, 2018, respectively, and 37% and 31% of net revenues during the three and nine months ended September 30, 2017, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017

Net revenues	$74,237	100%	$62,640	100%	$225,408	100%	$181,559	100%
Cost of revenues(1)	19,918	27	22,356	36	57,926	26	60,794	33
Gross profit	54,319	73	40,284	64	167,482	74	120,765	67
Operating expenses(1):
Research and development	29,045	40	19,876	32	80,796	36	59,077	33
Sales and marketing	15,690	21	14,184	23	42,463	19	40,246	22
General and administrative	20,000	27	17,320	28	57,735	26	47,163	26
Restructuring charges	17	—	64	—	252	—	1,023	1
Gain on liquidation of textbooks	—	—	—	—	—	—	(4,766)	(3)
Total operating expenses	64,752	88	51,444	82	181,246	81	142,743	79
Loss from operations	(10,433)	(15)	(11,160)	(18)	(13,764)	(7)	(21,978)	(12)
Total interest expense and other income, net	(2,563)	(3)	242	—	(4,789)	(2)	(3)	—
Loss before provision for income taxes	(12,996)	(18)	(10,918)	(18)	(18,553)	(9)	(21,981)	(12)
Provision for income taxes	713	(1)	598	(1)	1,682	(1)	1,961	(1)
Net loss	$(13,709)	(19)%	$(11,516)	(19)%	$(20,235)	(10)%	$(23,942)	(13)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$106		$73		$303		$228
Research and development	4,528		3,706		12,190		10,334
Sales and marketing	1,675		1,261		4,994		3,588
General and administrative	7,509		5,051		20,016		13,318
Total share-based compensation expense	$13,818		$10,091		$37,503		$27,468

Three and Nine Months Ended September 30, 2018 and 2017

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Chegg Services	$54,201	$39,475	$14,726	37%
Required Materials	20,036	23,165	(3,129)	(14)
Total net revenues	$74,237	$62,640	$11,597	19%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Chegg Services	$172,327	$125,210	$47,117	38%
Required Materials	53,081	56,349	(3,268)	(6)
Total net revenues	$225,408	$181,559	$43,849	24%

Chegg Services revenues increased $14.7 million, or 37%, and $47.1 million, or 38%, during the three and nine months ended September 30, 2018, compared to the same periods in 2017 due to growth in subscriptions for our Chegg Study service and revenues from our Chegg Writing service. Chegg Services revenues were 73% and 76% of net revenues during the three and nine months ended September 30, 2018, respectively, and 63% and 69% of net revenues during the three and nine months ended September 30, 2017, respectively. Required Materials revenues decreased $3.1 million, or 14%, and $3.3 million, or 6%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Required Materials revenues were 27% and 24% of net revenues during the three and nine months ended September 30, 2018, respectively, and 37% and 31% of net revenues during the three and nine months ended September 30, 2017, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Cost of revenues(1)	$19,918	$22,356	$(2,438)	(11)%

(1) Includes share-based compensation expense of:	$106	$73	$33	45%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Cost of revenues(1)	$57,926	$60,794	$(2,868)	(5)%

(1) Includes share-based compensation expense of:	$303	$228	$75	33%

Cost of revenues decreased $2.4 million, or 11%, and $2.9 million, or 5% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Gross margins increased to 73% and 74% during the three and nine months ended September 30, 2018, respectively, from 64% and 67% compared to the same periods in 2017.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Research and development(1)	$29,045	$19,876	$9,169	46%
Sales and marketing(1)	15,690	14,184	1,506	11
General and administrative(1)	20,000	17,320	2,680	15
Restructuring charges	17	64	(47)	(73)
Total operating expenses	$64,752	$51,444	$13,308	26%

(1) Includes share-based compensation expense of:
Research and development	$4,528	$3,706	$822	22%
Sales and marketing	1,675	1,261	414	33
General and administrative	7,509	5,051	2,458	49
Share-based compensation expense	$13,712	$10,018	$3,694	37%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Research and development(1)	$80,796	$59,077	$21,719	37%
Sales and marketing(1)	42,463	40,246	2,217	6
General and administrative(1)	57,735	47,163	10,572	22
Restructuring charges	252	1,023	(771)	(75)
Gain on liquidation of textbooks	—	(4,766)	4,766	(100)
Total operating expenses	$181,246	$142,743	$38,503	27%

(1) Includes share-based compensation expense of:
Research and development	$12,190	$10,334	$1,856	18%
Sales and marketing	4,994	3,588	1,406	39
General and administrative	20,016	13,318	6,698	50
Share-based compensation expense	$37,200	$27,240	$9,960	37%

Research and Development

Research and development expenses increased $9.2 million, or 46%, during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase in employee-related expenses of $5.5 million, higher web hosting and software licensing fees of $2.1 million, higher share-based compensation expense of $0.8 million, and higher depreciation and amortization expense of $0.4 million, compared to the same period in 2017. Research and development expenses as a percentage of net revenues were 40% during the three months ended September 30, 2018 compared to 32% during the same period in 2017.

Research and development expenses increased $21.7 million, or 37%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase in employee-related expenses of $13.4 million, higher web hosting and software licensing fees of $4.0 million, higher outside services of $1.2 million, higher share-based compensation expense of $1.9 million, and higher depreciation and amortization expense of $1.2 million, compared to the same period in 2017. Research and development expenses as a percentage of net revenues were 36% during the nine months ended September 30, 2018 compared to 33% during the same period in 2017.

The increases in research and development expenses during the three and nine months ended September 30, 2018 compared to the same periods in 2017 are primarily driven by increased headcount as a result of our acquisitions of StudyBlue, WriteLab, and Cogeon over the last twelve months.

Sales and Marketing

Sales and marketing expenses increased by $1.5 million, or 11%, during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $0.5 million, higher share-based compensation expense of $0.4 million, and higher paid advertising expense of $1.0 million, compared to the same period in 2017. These increases were partially offset by lower depreciation and amortization expense of $0.2 million, compared to the same period in 2017. Sales and marketing expenses as a percentage of net revenues were 21% during the three months ended September 30, 2018 compared to 23% during the same period in 2017.

Sales and marketing expenses increased by $2.2 million, or 6%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $0.8 million, higher share-based compensation expense of $1.4 million, and higher paid advertising expense of $1.2 million, compared to the same period in 2017.  These increases were partially offset by lower outside services of $0.3 million and lower depreciation and amortization expense of $0.5 million, compared to the same period in 2017. Sales and marketing expenses as a percentage of net revenues were 19% during the nine months ended September 30, 2018 compared to 22% during the same period in 2017.

General and Administrative

General and administrative expenses increased $2.7 million, or 15%, during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to higher employee-related expenses of $1.7 million, and higher share-based compensation expense of $2.5 million, compared to the same period in 2017. These increases were partially offset by lower professional fees of $1.4 million, compared to the same period in 2017. General and administrative expenses as a percentage of net revenues were 27% during the three months ended September 30, 2018 compared to 28% during the same period in 2017.

General and administrative expenses increased $10.6 million, or 22%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to higher employee-related expenses of $4.4 million, higher share-based compensation expense of $6.7 million, and higher outside services of $0.2 million, compared to the same period in 2017. These increases were partially offset by lower professional fees of $1.1 million, compared to the same period in 2017. General and administrative expenses as a percentage of net revenues remained flat during the nine months ended September 30, 2018 compared to the same period in 2017.

Restructuring Charges

Restructuring charges of $0.3 million recorded during the nine months ended September 30, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid by 2021.

Restructuring charges of $0.1 million and $1.0 million recorded during the three and nine months ended September 30, 2017, respectively, were related to our strategic partnership with NRCCUA which resulted in the termination of employees supporting the sales and account support functions of our Enrollment Marketing offering. Costs incurred to date are expected to be fully paid within 4 months.

We anticipate a restructuring charge of approximately $0.5 million in the next year, for facility consolidation as a result of our acquisition of StudyBlue.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Interest expense, net	$(3,772)	$(19)	$(3,753)	n/m
Other income, net	1,209	261	948	n/m
Total interest expense and other income, net	$(2,563)	$242	$(2,805)	n/m

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Interest expense, net	$(7,456)	$(56)	$(7,400)	n/m
Other income, net	2,667	53	2,614	n/m
Total interest expense and other income, net	$(4,789)	$(3)	$(4,786)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to our April 2018 convertible senior notes offering.

Other income, net, increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily related to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Provision for income taxes	$713	$598	$115	19%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Provision for income taxes	$1,682	$1,961	$(279)	(14)%

We recorded an income tax provision of approximately $0.7 million and $1.7 million during the three and nine months ended September 30, 2018, respectively, and an income tax provision of approximately $0.6 million and $2.0 million during the three and nine months ended September 30, 2017, respectively. The increase during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in foreign profits. The decrease during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to a tax benefit related to net deferred tax liabilities of acquired intangible assets coupled with changes as a result of the Tax Act partially offset by an increase in foreign profits.

Liquidity and Capital Resources

As of September 30, 2018, our principal sources of liquidity were cash, cash equivalents, and investments totaling $474.9 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In April 2018, we closed an offering of our 0.25% convertible senior notes (the notes) generating net proceeds of approximately $335.6 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The notes mature on May 15, 2023 unless converted, redeemed or repurchased in accordance with their terms prior to such date. We also have an aggregate principal amount of $30.0 million available under our Line of Credit with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. The Line of Credit expires in September 2019. As of September 30, 2018, we were in compliance with the financial covenants of the Line of Credit. Further, we had no amounts outstanding and were able to borrow up to $30.0 million under the Line of Credit.

As of September 30, 2018, we have incurred cumulative losses of $411.9 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our April 2018 convertible senior notes offering and cash generated from operations.

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

Most of our cash is held in the United States. As of September 30, 2018, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds however we may take advantage of the transition tax in the 2017 Tax Cuts and Jobs Act that taxed any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$44,667	$29,787
Net cash used in investing activities	$(46,094)	$(110,905)
Net cash provided by financing activities	$254,185	$126,356

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2018 was $44.7 million. Our net loss of $20.2 million was offset by significant non-cash operating expenses including depreciation and amortization expense of $16.6 million, share-based compensation expense of $37.5 million, and the amortization of debt discount and issuance costs related to our convertible senior notes of $7.0 million.

Net cash provided by operating activities during the nine months ended September 30, 2017 was $29.8 million. Our net loss of $23.9 million was increased by the non-cash gain on liquidation of textbooks of $4.8 million and offset by significant non-cash operating expenses including depreciation and amortization expense of $14.3 million, share-based compensation expense of $27.5 million, and $1.4 million primarily related to the write-off of our test preparation platform in conjunction with our partnership with Kaplan.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $46.1 million and was primarily related to the purchases of property and equipment of $18.0 million, the purchases of marketable securities of $113.3 million, and the acquisition of business, net of cash acquired, of $34.7 million, partially offset by the maturity of marketable securities of $118.1 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $254.2 million and was primarily related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $335.6 million and proceeds from the issuance of common stock under stock plans totaling $23.5 million, partially offset by purchase of convertible senior notes capped call of $39.2 million, the repurchase of common stock of $20.0 million, and the payment of $45.7 million in taxes related to the net share settlement of equity awards which became fully vested during the period.

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

Contractual Obligations and Other Commitments

In June 2018, we entered into an amendment to our lease in order to expand and extend the term of our corporate headquarters in Santa Clara, California.  The following is a summary of the contractual commitments associated with our operating lease obligation as of September 30, 2018 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligation	$10,321	$1,499	$4,100	$4,353	$369

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

Off-Balance Sheet Arrangements

Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our revenue recognition and deferred revenue, there have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition and Deferred Revenue

For sales of third party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For our strategic partnership with Ingram and our agreements with other textbook publishers, we have concluded that we do not control the use of the print textbooks, and therefore record net revenue only for the revenue share we earn upon the shipment of a print textbook to a student. For the rental or sale of eTextbooks, we have concluded that we control the service, therefore we recognize revenue and cost of revenue on a gross basis ratably over the term the student has access to the eTextbook.

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

There have been no other material changes in our market risk during the nine months ended September 30, 2018, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 27, 2018 a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against the Company and its CEO.  The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as Chegg’s second quarter 2018 financial results.   The suit is purportedly brought on behalf of purchasers of our securities between July 30, 2018 and September 25, 2018.  The complaint seeks unspecified compensatory damages. Our time to respond to the complaint has not yet been set.

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

•	changes in demand and pricing for print textbooks and eTextbooks;

•	Ingram's ability to manage fulfillment processes to handle significant volumes during peak periods and as a result of the potential growth in volume of transactions over time;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage their textbook library;

•	our ability to execute on our strategic partnership with Ingram;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;

•	governmental regulation in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to higher education.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended September 30, 2018 and 2017 were $13.7 million and $11.5 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $20.2 million and $23.9 million, respectively. As of September 30, 2018, we had an accumulated deficit of $411.9 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for print textbook rentals or our other products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. For example, we recently transitioned substantially all of our print textbook rental revenues to a share of revenues earned on a print textbook rental transaction. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions and in October 2017 we acquired Math 42, in the acquisition of Cogeon GmbH (Cogeon). We recently partnered with Kaplan in August 2017, to provide their test preparation courses, practice products, and books through our website. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018, math technology with the acquisition of Cogeon in 2017, and flashcard tools with the acquisition of StudyBlue in 2018. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Chegg Test Prep and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

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

To succeed in our efforts to strengthen our brand identity, we must, among other activities:

•	maintain our reputation as a trusted technology platform and source of content, services and textbooks for students;

•	maintain the quality of and improve our existing products, services and technologies;

•	maintain and control the quality of our brand while Ingram handles our textbook fulfillment logistics;

•	introduce products and services that are favorably received;

•	adapt to changing technologies, including developing and enhancing compelling mobile offerings for our learning platform;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	continue to expand our reach to students in high school, graduate school and internationally;

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

Our facilities and information systems, as well as the facilities and information systems of our third-party service providers, also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss of, misuse of or theft of data. While we have implemented physical, technical and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have affected both private and public cloud services, including AWS, that have required software updates and patches to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance.

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

Computer malware, viruses, hacking, physical or electronic break-ins, spamming and similar events could lead to disruptions of our website services, our mobile applications or systems we use and interruptions and delays in our services and operations, as well as loss, misuse or theft of data. Any such events could harm our business, be expensive to remedy and damage our reputation or brand. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on systems we use in the future. We believe that the incidence of hacking among students may increase our risk of being a target for such attacks. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures.

For instance, on September 19, 2018, we learned that on or around April 29, 2018, an unauthorized party gained access to user data for chegg.com and certain of our family of brands such as EasyBib (the “Data Incident”). We understand that the information that may have been obtained could include a Chegg user’s name, email address, shipping address, Chegg username, and hashed Chegg password. To date, the Company understands that no social security numbers or financial information such as users' credit card numbers or bank account information were obtained. An investigation into the incident, which is supported by a third-party forensics firm, is ongoing. Additionally, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that allow malicious programs to gain access to data. While chip makers and companies that provide widely used operating systems have released patches and updates, this process is still ongoing.

Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or systems we use. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services, we may need to expend significant additional resources to further enhance our protection against security breaches or to redress problems caused by breaches and such efforts may not be fully effective. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure, or the actual or perceived loss or unauthorized disclosure or use of the data we collect and develop may lead our users to lose trust and confidence in us or otherwise harm our reputation, brand and our ability to attract students to our website or may lead them to decrease the use of our services or applications or stop using our services in their entirety. Any significant disruption to our website or computer systems we use could result in a loss of students, colleges or advertisers and, particularly if disruptions occur during the peak periods at the beginning of each academic term, could adversely affect our business and results of operations.

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

We maintain personal data regarding students and tutors who use our platform, including names and, in many cases, mailing addresses, and, in the case of tutors, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ and tutors’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ and tutors’ data, current and potential users and tutors may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. For instance, the Data Incident may cause us reputational harm with our students and tutors that may adversely affect our business. The breach of a third-party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform. In addition, we do not obtain signatures from students in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards may be used. We may experience some loss from these fraudulent transactions. As an example, we discovered in 2014 that certain individuals fraudulently obtained several thousand textbooks from us. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions would harm our business and results of operations.

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

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against the Company and its CEO.  The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as the Company’s second quarter 2018 financial results. For further information on such action, see Part II, Item 1, “Legal Proceedings” above. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2018, we had 25 issued patents and 24 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 39 U.S. trademark registrations and 26 foreign registrations. As of September 30, 2018, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us.

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

As of September 30, 2018, we owned over 600 registered domain names relating to our brand, including Chegg.com. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for students to find our website, our content and our services. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property and proprietary rights is unclear. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our brand name, trademarks or other intellectual property or proprietary rights.

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. Further, foreign governments may enact local tax laws in response to the 2017 Tax Act which may result in additional changes that could materially affect our financial position and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $32.82 through September 30, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Furthermore, both domestic and international stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We believe our stock price may be particularly susceptible to volatility as the stock prices of technology and Internet companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. For instance, on September 27, 2018, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against the Company and its CEO.  The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as the Company’s second quarter 2018 financial results. For further information on such action, see Part II, Item 1, “Legal Proceedings” above. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

CHEGG, INC.
October 29, 2018	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)