Form 10-K
period 2018-12-31
CHEGG, INC
filed 2019-02-25
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was approximately $3,021,627,153. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

•	As of January 31, 2019, the Registrant had 115,871,582 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2018.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, #1 In Textbook Rentals, and the Chegg “C” logo, are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Chegg is a smarter way to student. As the leading direct-to-student learning platform, we strive to improve educational outcomes by putting the student first in all our decisions. We support students on their journey from high school to college and into their career with tools designed to help them pass their test, pass their class, and save money on required materials. Our services are available online, anytime and anywhere, so we can reach students when they need us most.

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. Our Chegg Study subscription service provides “Expert Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, and CiteThisForMe. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator. In 2018, over 3.1 million students subscribed to our Chegg Services, an increase of 38% year over year from 2.2 million in 2017.

Through our agreements with print textbook partners, we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new. To deliver services to students, we partner with a variety of third parties. We source print textbooks, eTextbooks, and supplemental materials directly or indirectly from publishers in the United States, including Cengage Learning, Pearson, McGraw Hill, Sage Publications, and MacMillan. In 2018, students rented or bought over 5.4 million textbooks and eTextbooks from Chegg.

Our Offering

We offer products and services that help students improve their outcomes throughout their educational journey. Our offerings fall into two categories: Chegg Services, which encompasses all of our digital products and services, and Required Materials, which primarily includes our print textbook and eTextbook offering.

Chegg Services

Chegg Study. Our Chegg Study subscription service helps students master challenging concepts on their own through the use of “Expert Answers,” “Textbook Solutions,” video content, and practice quizzes. We offer our “Expert Answers” service, which allows students to ask questions on our website and receive similarly detailed explanations from subject matter experts. For high demand print textbooks and eTextbooks, we offer “Textbook Solutions,” which are step-by-step explanations to help students solve the questions at the end of each chapter in their textbooks. As of December 31, 2018, Chegg had an archive of 21 million Expert Answers and 5 million Textbook Solutions, which students can immediately access through their paid subscription. These subscription services are available on our website and on mobile devices through our native application and our mobile website.

Chegg Writing. Chegg Writing consists of a free, ad supported, service and a premium paid subscription service. This service includes popular websites such as EasyBib, Citation Machine, BibMe, and CiteThisForMe which provide tools with capabilities such as citation, bibliography, anti-plagiarism, grammar, sentence structure, and spell check. When students need to cite their sources in written work, they can use our writing tools to automatically generate sources in the required formats. In 2018, students logged 321 million individual online sessions, lasting on average more than 8 minutes per session. Students worldwide have created 2.6 billion citations using our writing productivity tools. In May 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform, that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. We expect this acquisition to strengthen our existing Chegg Writing service with the addition of new tools, features, and functionality.

Chegg Tutors. Complementing our other study tools, students can find human help on our learning platform through our network of live tutors. Students can access help online, anywhere, anytime, either synchronously or asynchronously. Instead of paying for expensive, offline tutors that require scheduling and travel time, students can find tutors whenever they need additional help on a subject and pay as little as $0.40 per minute. Our tutors are qualified to help students with a wide range of topics, including science, technology, engineering, mathematics, business, history, foreign languages, and English literature, as well as test prep and a variety of other highly-requested subjects. Students can subscribe to weekly or monthly packages, or choose to use the service on a pay-as-you-go basis.

Chegg Math Solver. In June 2018, we introduced our Chegg Math Solver, an A.I.-driven math technology. With this subscription service, students can get math help through self-guided and individualized math solutions.

Other Services. We also provide students with other services such as Test Prep, Internships, College Admission and Scholarship Services.

Required Materials

Print Textbooks and eTextbooks. For students looking to save on the cost of required materials, we rent and sell print textbooks and eTextbooks. Most of the print textbook transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, which we expanded in May 2015, so that Ingram fulfills all of our print textbook rentals and sales. We have also entered into agreements with other partners to provide their textbooks for rental or sale. In participation with certain publishers, we also offer “Instant Access” to eTextbooks as a one-week free trial of our eTextbook service, and allows the student to access the eTextbook while the print copy is in transit. All eTextbooks obtained from Chegg are viewed through the VitalSource Bookshelf which provides students with eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere that students are connected to the Internet and students can save a portion of the book for offline access. The eTextbook reader enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with the ability to view highlighting and notes across platforms.

Supplemental Materials. We also offer students access to other materials from publishers, professors, students and subject matter experts. These include related materials like study guides, lab manuals or digital services provided by publishers, commonly known as “Whole Course Solutions” or “Integrated Learning Systems.” We tailor our merchandising of these materials based on the student’s core textbook.

Textbook Buyback. We offer students, on behalf of our fulfillment partner Ingram or for our buyback partners, the ability to sell us their textbooks, even if they were not originally purchased from us, and in turn those textbooks are offered to other students for purchase or rent, or sold to wholesalers. If our buy-back offer to the student is accepted, we provide a pre-printed label and shipping instructions. Ingram or one of our buyback partners reimburses us the amounts we pay to students for these purchases.

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

Personalization and Merchandising Technology. We create a personalized experience for each student throughout our learning platform, building awareness of our multiple services and connecting them with opportunities through third-party partners and brands. This personalization and customization results from our Student Graph and our search technology.

Student Graph. Our Student Graph is the accumulation of the collective activity of students in our learning platform. Students generate valuable information each time they engage with our learning platform. Our Student Graph also includes information we access from public and private sources such as textbook information, information about colleges and scholarship data. We can collect, organize and process this information to algorithmically create a personalized experience for each student on our network.

Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Many students come to us for textbook rentals, and in our search results we not only provide the relevant textbook, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we can show relevant Chegg Study solutions and available Chegg Tutors that are knowledgeable about the searched textbook.

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

Real-time Sourcing and Pricing Technologies. We have internally developed proprietary pricing and sourcing systems that consider market price, content selection and availability, and other factors, in determining price and origin of content and services we offer to students.

Programmatic Advertising. Our programmatic advertising technology includes a combination of a deep understanding of programmatic technology trends with data science, engineering and machine learning. The result is an online advertising platform that maximizes the value of the digital impressions we serve.

Infrastructure and Applications. Our technology resides at a major cloud-hosting provider divided between the U.S. West Coast and U.S. East Coast. We use one region for our test/development/stage/failover environment and the other for our production environment. Our architecture consists primarily of front end applications, backend services, operational databases, and reporting subsystems. We use industry standard logging and monitoring tools to ensure uptime. The architecture is also designed to allow for expansion into new international markets.

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

Customers

In 2018, 5.1 million individuals paid for our products and services, up from 4.2 million and 3.5 million in 2017 and 2016, respectively.

Active Users

In 2018, we had 14.5 million active users on our site, up from 11.5 million and 6.5 million in 2017 and 2016, respectively. We define active users as users that have logged into a Chegg owned web or mobile application during a given time period.

Sales and Marketing

Students

We use several major direct marketing channels to reach students. We deploy search engine optimization (SEO) techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also drive brand awareness with streaming radio and display advertising on major online and mobile advertising networks, such as Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large advertising network that recruits individual online affiliates in exchange for pre-determined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Instagram, Twitter and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, transition to college, picking a major, and resume preparation. Through our campus activation programs, we partner with brands and influencers to bring entertainment events, such as concerts, trial promotions, and product giveaways to students.

Brands

We secure contracts with brands through direct sales by our field sales organization, which sells brand advertising services to large brand advertisers seeking to reach and engage college and high school students. This team has field sales people and marketing support.

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

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition in each aspect of our business. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For Chegg Writing, we primarily face competition from other citation generating services such as Noodle Tools. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math, we face competition from other equation solver services such as Mathway and Symbolab. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

As of December 31, 2018, we had 27 issued patents which will expire between 2032 and 2036 and 22 patent applications pending in the United States. We own four U.S. copyrights registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own the registered U.S. trademarks Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, #1 In Textbook Rentals, and the Chegg “C” logo, among others as well as a variety of service marks. As of December 31, 2018, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad.

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

The California Consumer Privacy Act (CCPA), which will go into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16.
Employees

As of December 31, 2018, we had 1,087 full-time employees. We also engage temporary, seasonal employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add Chegg Study, InstaEDU in 2014 to add Chegg Tutors, internships.com in 2014 to add to our Internship service, Imagine Easy Solutions in 2016 to add Chegg Writing and programmatic advertising, Cogeon GmbH in 2017 to add Chegg Math Solver, WriteLab in 2018 to add enhanced features to Chegg Writing, and StudyBlue in 2018 which will become our flash tools offering. We completed our initial public offering (IPO) in November 2013, a follow-on offering in August 2017 and issued convertible senior notes in April 2018. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC), which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.chegg.com when such reports are available on the SEC’s website. We use our www.chegg.com/mediacenter website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor www.chegg.com/mediacenter, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

Risks Related to Our Business and Industry

Our limited operating history and evolving digital offerings make it difficult to evaluate our current business and future prospects.

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We completed a transition to a new model for our Required Materials product line in November 2016 through our strategic partnership with Ingram to accelerate our transition away from the more capital-intensive aspects of the print textbook rental business. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while Ingram or other partners fund all rental textbook inventory and have title and risk of loss related to textbook rentals for the textbooks they own.

Since July 2010, we have focused on expanding our other offerings, in many instances through the acquisition of other companies, to include supplemental materials, Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. For example, in June 2018, we launched the Chegg Math Solver to help students with their algebra, pre-calculus and calculus math problems. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.

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

We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our evolving business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our learning platform;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including distributors, publishers, wholesalers, colleges and brands;

•	attract and retain brands to our marketing services;

•	develop a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand into foreign markets.

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

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and are difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract and retain students and increase their engagement with our learning platform, particularly related to our Chegg Services subscribers;

•	changes to Internet search engines and application marketplaces that drive traffic to our platform;

•	the rate of adoption of our offerings;

•	our ability to successfully utilize the information gathered from our learning platform to enhance our Student Graph and target sales of complementary products and services to our students;

•	changes in demand and pricing for print textbooks and eTextbooks;

•	Ingram's ability to manage fulfillment processes to handle significant volumes during peak periods and as a result of the potential growth in volume of transactions over time;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage their textbook library;

•	our ability to execute on our strategic partnership with Ingram;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;

•	governmental regulation in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to higher education.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Test Prep and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

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

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, student engagement with our website could decline, which may harm our business and operating results.

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

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so cost-effectively. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our learning platform and our products and services;

•	problems that prevent Ingram from delivering textbooks reliably or timely;

•	technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our learning platform;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges.

Any significant disruption, including those related to cybersecurity or arising from cyber-attacks, to our computer systems, especially during peak periods, could result in a loss of students, colleges and/or brands which could harm our business, results of operations and financial condition.

We rely on computer systems housed in six facilities, three located on the East Coast and three located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are also vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events.

Our facilities and information systems, as well as those of our third-party service providers, also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss of, misuse of or theft of data. While we have implemented physical, technical and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have affected both private and public cloud services, including AWS, that have required software updates and patches to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance.

We also rely on Internet systems and infrastructure to operate our business and provide our services. The information systems used by our third-party service providers and the Internet generally are vulnerable to these risks as well. In particular, we rely heavily on SaaS enterprise resource planning systems to conduct our e-commerce and financial transactions and reporting. In addition, we utilize third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party hosting/cloud computing providers, or interruptions in our own systems or in the infrastructure of the Internet, including technological or business-related disruptions, as well as cybersecurity threats, could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students, colleges or brands which could harm our business, results of operations and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2018, 2017 and 2016 were $14.9 million, $20.3 million and $42.2 million, respectively. As of December 31, 2018, we had an accumulated deficit of $406.6 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions, in October 2017 we acquired Math 42, in the acquisition of Cogeon GmbH (Cogeon) and in June 2018, we acquired flash tools in the acquisition of StudyBlue, Inc. We partnered with Kaplan in August 2017, to provide their test preparation courses, practice products, and books through our website. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018, math technology with the acquisition of Cogeon in 2017, and flashcard tools with the acquisition of StudyBlue in 2018. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform and therefore may not realize the benefits of these acquisitions.

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

We operate in a rapidly changing market and if we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

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

We rely on Ingram to make new investments in the print textbook library and fulfill print textbook rental and sales orders. We purchase used print textbooks on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. As we no longer own print textbooks, we have become increasingly committed to this strategic partnership. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, Ingram may not be able to reimburse us for the books we have procured on its behalf or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have an adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations. Our strategic partnership with Ingram expires on May 20, 2020, subject to the early termination rights of the parties. In addition to our strategic partnership with Ingram, we have entered into agreements with other partners to provide their textbooks for rental or sale through our website for which Ingram provides logistics and fulfillment for all print textbook rental or sale orders. If we are unable to enter into or renew our agreements with our partners or if any of our partners perform significantly below our expectations, we may experience a material adverse effect on our business, results of operations and financial condition.

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

We historically experience a disproportionate amount of activity on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials as well as during Sundays of our Chegg Study rush. If too many students access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable, slowed or prevent Ingram from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to colleges and brands. In addition, during peak periods, we utilize, and Ingram utilizes, independent contractors and temporary personnel to supplement the workforce primarily in our student advocacy organizations, our subject matter experts and in Ingram's warehouses. Competition for qualified personnel has historically been intense, and we or Ingram may be unable to adequately staff our student advocacy organizations, our subject matter experts or Ingram's warehouses during these peak periods. Any understaffing could lead to an increase in both the amount of time required to ship textbooks, a student's question, or respond to a user's inquiry, any of which could lead to student dissatisfaction, and increase the amount of time required to process a rental return, which could result in an inability to achieve the financial return targets set forth in our agreement with Ingram. Moreover, UPS and FedEx, the third-party carriers that Ingram primarily relies on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students may be unable to meet our shipping and delivery requirements during peak periods, especially during inclement weather. Any such disruptions to our business could cause our customers to be dissatisfied with our products and services and have an adverse effect on our revenues.

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

For instance, in April 2018, an unauthorized party gained access to user data for chegg.com and certain of our family of brands such as EasyBib (the “Data Incident”). The information that may have been obtained could include a Chegg user’s name, email address, shipping address, Chegg username, and hashed Chegg password. To date, no social security numbers or financial information such as users' credit card numbers or bank account information were obtained. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, our users may be harmed or lose trust and confidence in us, and decrease the use of our services or stop using our services in their entirety, and we would suffer reputational and financial harm.

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

We maintain personal data regarding students and tutors who use our platform, including names and, in many cases, mailing addresses, and, in the case of tutors, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ and tutors’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ and tutors’ data, current and potential users and tutors may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. For instance, the Data Incident may cause, or may have caused, us reputational harm with our students and tutors that may adversely affect our business. The breach of a third party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform.

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

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our student user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, loss of students and brands or loss of revenues any of which could adversely affect our business and financial results.

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

Our products and services compete for students and we expect such competition to increase. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For Chegg Writing, we primarily face competition from other citation generating services such as Noodle Tools. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math, we face competition from other equation solver services such as Mathway and Symbolab. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

Our business strategy includes increasing our revenues from brand advertising. Brands may view our learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

•	compete for advertising and marketing dollars from brands, online marketing and media companies and advertisers;

•	penetrate the market for student-focused advertising;

•	develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, Internet, mobile applications and other connected devices;

•	improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	maintain the retention, growth and engagement of our student user base;

•	strengthen our brand and increase our presence in media reports and with publicity companies that utilize online platforms for advertising and marketing purposes;

•	create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	manage changes in the way online advertising and marketing services are priced;

•	weather the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general; and

•	manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation.

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

•
the TCPA restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA; and

•
the California Consumer Privacy Act of 2018 (CCPA), which will come into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.

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

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our President, Chief Executive Officer and Co-Chairman, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. We compensate our employees through a combination of salary, benefits and equity compensation. Volatility or a decline in our stock price may affect our ability to retain and motivate key employees, each of whom has been granted stock options, RSUs or both. Competition for qualified personnel can be intense, and we may not be successful in retaining and motivating such personnel, particularly to the extent our stock price is volatile or at a depressed level, as equity compensation plays an important role in how we compensate our employees. Such individuals may elect to seek employment with other companies that they believe have better long-term prospects. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and media procurement personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

We are subject to regulations and laws specific to the education sector because we offer our products and services to students and collect data from students. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union, and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other states that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state and international laws and regulations regarding privacy and data protection, including the CCPA, are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe and including the DPD and the GDPR, are often more restrictive than those in the United States. Many of these laws and regulations, including the GDPR, are relatively new and it is not clear how these acts will be interpreted and the breadth of services and the methods of how we conduct or propose to conduct our business that will be restricted or otherwise effected by them. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States, or alter our ability to use cookies to deliver advertising and other products to users. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. For example, in 2015 the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, including the recently implemented GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against the Company and its CEO.  The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as the Company’s second quarter 2018 financial results. For further information on such action, see Part I, Item 3, “Legal Proceedings” above. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Chegg Writing, Chegg Tutors, Test Prep and College Admissions and Scholarship Services are typically under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2018, we had 27 issued patents and 22 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 37 U.S. trademark registrations and 26 foreign registrations. As of December 31, 2018, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content and our services.

Furthermore, we cannot guarantee that:

•	our intellectual property and proprietary rights will provide competitive advantages to us;

•	our competitors or others will not design around our intellectual property or proprietary rights;

•	our ability to assert our intellectual property or proprietary rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	our intellectual property and proprietary rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

•	we can acquire or maintain relevant domain names;

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

We are a party to a number of third-party intellectual property license agreements. For example, we have entered into agreements with textbook publishers that provide access to textbook questions and other content for our Chegg Study subscription service, for which we often pay an upfront license fee. In addition, we have agreements with certain eTextbook publishers under which we incur non-refundable fees at the time we provide students access to an eTextbook. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. Any failure to obtain or renew such third-party intellectual property license agreements on commercially competitive terms could adversely affect our business and financial results.

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition and operating results.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. For instance, on November 5, 2018, a non-practicing entity (NPE) filed an action against us in the United States District Court for the Southern District of New York captioned NetSoc, LLC v. Chegg, Inc., Civil Action No. 1:18-CV-10262-RAC (the NetSoc Action).  The NetSoc Action is one of several patent infringement lawsuits filed by NetSoc asserting its recently-issued patent, U.S. Patent No. 9,978,107 (the ’107 Patent), which allegedly covers certain aspects of social networking.  NetSoc alleges that the Chegg Tutors service infringes the ’107 Patent.  NetSoc has filed similar lawsuits against other defendants in the Southern District of New York (including, e.g., Yahoo! Inc.), as well as the Northern District of Texas and the Eastern District of Texas (including, e.g., Match Group, LLC). For further information on this action, see Part I, Item 3, “Legal Proceedings” below.  There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology.

In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. For example, we recently cooperated, and continue to cooperate, with a group of publishers in a series of audits which have identified several thousand potentially fraudulent textbooks which we have removed from our inventory. While our fulfillment partner, Ingram, has a system for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, despite this inspection, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be, without our knowledge that they are unauthorized or counterfeit, subsequently sold or rented by us to students, or purchased by us through our buyback program, including on behalf of other buyers participating in our buyback program, and we may be subject to allegations of civil or criminal liability. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

We have employees in Germany, Israel, and India and we indirectly contract with individuals in the Ukraine. Additionally, we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent approximately 5% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

The growth of our business and our brand depends on the ability of students to access the Internet and the products and services available on our website. Colleges that provide students with access to the Internet either through physical computer terminals on campus or through wired or wireless access points on campus could block or restrict access to our website, content or services or the Internet generally for a number of reasons including security or confidentiality concerns, regulatory reasons, or concerns that certain of our products and services, such as Chegg Study, may contradict or violate their policies.

If colleges modify their policies in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, the overall growth in our student user base would slow, student engagement would decrease and we would lose revenues. Any reduction in the number of students directed to our website would harm our business and operating results.

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

At December 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses of approximately $372 million and $273 million, respectively, which if not utilized will begin to expire in 2028 and 2019 for federal and state purposes, respectively. A portion of the state net operating loss carryforwards expired in 2018. At December 31, 2018, we also had federal tax credit carryforwards of approximately $12.4 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $9.4 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $23 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky.

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

The 2017 Tax Act, among other things, included changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, executive compensation, other expenses, and future net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States. In the fourth quarter of 2017, we reduced our net deferred tax asset by approximately $42 million as a result. The revaluation of our deferred tax assets, including U.S. federal net operating losses, is offset by an equal reduction in our valuation allowance and therefore there were no additional changes to our results of operations. In 2018 the Internal Revenue Service (IRS) issued guidance on a number of the changes in the 2017 Tax Act which had no impact on our 2017 tax provision and which we considered in 2018. We will continue to assess the impact of additional guidance related to the 2017 Tax Act on our net deferred tax assets and liabilities including state conformity and will continue to examine the impact this tax legislation may have on our cash taxes and on our business.

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

Our effective tax rate may fluctuate in the future as a result of the 2017 Tax Act. The 2017 Tax Act will have a meaningful impact on our provision for income taxes once we release our valuation allowance.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded complete amounts in our financial statements for the year ended December 31, 2018. Subsequent to December 31, 2018 the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies have issued and may continue to issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments that could affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. Further, foreign governments may enact local tax laws in response to the 2017 Tax Act which may result in additional changes that could materially affect our financial position and results of operations.

Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We adopted Topic 606 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 3 to our accompanying financial statements for information about Topic 606.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $32.82 through December 31, 2018. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Furthermore, both domestic and international stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We believe our stock price may be particularly susceptible to volatility as the stock prices of technology and Internet companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. For instance, on September 27, 2018, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against the Company and its CEO.  The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. For further information on such action, see Part I, Item 3, “Legal Proceedings” above. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

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

In addition, our ability to repurchase notes or to pay cash upon conversions of notes may be limited by law, regulatory authority or agreements governing any future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or to pay cash upon conversions of notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 67,500 square feet of space under a lease that expires in November 2023. We have additional offices in California, Oregon, Georgia and New York in the United States and internationally in India, Israel and Berlin, under leases that expire at varying times between 2019 and 2024. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

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

On September 27, 2018 a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. The suit is purportedly brought on behalf of purchasers of our securities between July 30, 2018 and September 25, 2018. The complaint seeks unspecified compensatory damages, as well as interest, costs and attorneys’ fees. On November 15, 2018, a second purported securities class action captioned Kurland v. Chegg, Inc. et al. (Case No. 3:18-cv-06714-CRB) was filed in the U.S. District Court for the Northern District of California against us, our CEO, and our CFO. The Shah and Kurland actions contain similar allegations, assert similar claims, and seek similar relief, and on January 24, 2019, the Court consolidated the two actions. Plaintiffs will file a consolidated amended complaint, or designate an operative complaint, by March 29, 2019. We believe that the claims are without merit and intends to defend ourself vigorously.
NetSoc, LLC (“NetSoc”) filed a complaint for patent infringement against us in the U.S. District Court for the Southern District of New York on November 5, 2018.  NetSoc alleges that our Chegg Tutors service infringes U.S. Patent No. 9,978,107 (“the ’107 Patent”).  A responsive pleading was filed on February 19, 2019.  An initial status conference is set for March 1, 2019.  The complaint seeks unspecified compensatory damages.

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

Stockholders of Record

As of January 31, 2019, there were 39 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Unregistered Sales of Securities

In April 2018, we issued $345 million in aggregate principal amount of our 0.25% convertible senior notes due 2023 (the notes), in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The aggregate principal amount of the notes includes $45 million from initial purchasers fully exercising their option to purchase additional notes. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the issuance of the notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018.

Issuer Repurchases

We did not repurchase any of our common stock during the three months ended December 31, 2018, other than in connection with the forfeiture of common stock by holders of restricted stock units in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock units.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from November 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2018 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Russell 2000 Index (Russell 2000). The graph assumes that $100 was invested at the market close on November 13, 2013 in the common stock of Chegg, Inc., the S&P 500 Index and the Russell 2000 Index and data for the S&P 500 Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total net revenues	$321,084	$255,066	$254,090	$301,373	$304,834
Gross profit	241,088	174,891	134,489	111,524	93,849
Net loss	(14,888)	(20,283)	(42,245)	(59,210)	(64,758)
Net loss per share, basic and diluted	$(0.13)	$(0.20)	$(0.47)	$(0.68)	$(0.78)
Weighted average shares used to compute net loss per share, basic and diluted	113,251	100,022	90,534	86,818	83,205

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$760,938	$446,930	$290,652	$291,356	$318,127
Deferred revenue	17,418	13,440	14,836	14,971	24,591
Convertible senior notes, net	283,668	—	—	—	—
Common stock and additional paid-in capital	818,229	782,955	593,443	560,330	516,929
Total stockholders' equity	410,634	391,062	221,939	231,075	247,043

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

Overview

Chegg is a smarter way to student. As the leading direct-to-student learning platform, we strive to improve educational outcomes by putting the student first in all our decisions. We support students on their journey from high school to college and into their career with tools designed to help them pass their test, pass their class, and save money on required materials. Our services are available online, anytime and anywhere, so we can reach students when they need us most.

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. Our Chegg Study subscription service provides “Expert Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, and CiteThisForMe. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator.

Through our agreements with print textbook partners, we offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new. To deliver services to students, we partner with a variety of third parties. We source print textbooks, eTextbooks, and supplemental materials directly or indirectly from publishers in the United States, including Cengage Learning, Pearson, McGraw Hill, Sage Publications, and MacMillan.

In July 2018, we acquired StudyBlue, Inc. (StudyBlue), a content library provider that allows students to create flashcards and their own study materials. In May 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform, that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work.

During the years ended December 31, 2018, 2017 and 2016, we generated net revenues of $321.1 million, $255.1 million and $254.1 million, respectively, and in the same periods had net losses of $14.9 million, $20.3 million and $42.2 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

Our strategy for achieving profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to accomplish profitability and become cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part I, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled "Chegg Services" and "Required Materials."

Chegg Services

Our Chegg Services for students primarily includes Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. Students typically pay to access Chegg Services such as Chegg Study on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 79%, 73% and 51% of net revenues during the years ended December 31, 2018, 2017 and 2016, respectively.

Required Materials

Our Required Materials product line includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks. We have entered into agreements with partners to provide our customers a wide variety of print textbooks. These agreements have allowed us to reduce and eliminate the capital requirements and operating expenses that were historically incurred to acquire and maintain a print textbook library. As a result, our revenues include a share on the total transaction amount that we earn upon fulfillment of a rental or sale transaction using print textbooks for which our partners have title and risk of loss, as opposed to the total transaction amount. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of December 31, 2018. We also use our website to rent, sell and source used print textbooks on behalf of our partners. We attract students to our website by offering to buy back their used print textbooks as opposed to selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 21%, 27%, and 49% of net revenues during the years ended December 31, 2018, 2017 and 2016, respectively.

Seasonality of Our Business

The recognition of revenues from our Chegg Services and eTextbooks are primarily recognized ratably over the term a student subscribes to our Chegg Services or rents an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Our variable expenses related to marketing activities remain highest in the first and third quarter such that our profitability may not provide meaningful insight on a sequential basis.

As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance.

Components of Results of Operations

Net Revenues

We recognize revenues from our Chegg Services or Required Materials product lines, net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards and PayPal. During the years ended December 31, 2018 and 2017, we no longer recognize rental or sales revenues from the gross amount charged to students for the rental or sale of print textbooks. Instead, our services revenues includes a revenue share of the gross amount that we earn upon our partner's fulfillment of a rental transaction using books for which they have control, including title and risk of loss.

Revenues from our Chegg Services product line primarily includes Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. Chegg Services are offered to students primarily through weekly or monthly subscriptions, and we recognize revenues ratably over the respective subscription period. Revenues from our Required Materials product line includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks. The revenue share on the rental and sale of print textbooks is recognized immediately when a book ships to the student. Revenues from the rental of eTextbooks is recognized ratably over the contractual period, generally two to five months. Revenues from the sale of eTextbooks is recognized immediately when the eTextbook sale occurs.

When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Certain cost of revenues, including textbook depreciation expense, the cost of textbooks sold, write-offs and allowances related to the print textbook library, have decreased during 2016 and 2017 as we have completely transitioned the shipping and fulfillment activities related to the rental and sale of print textbooks to Ingram. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

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

Operating Expenses

We classify our operating expenses into five categories: research and development, sales and marketing, general and administrative, restructuring charges (credits) and gain on liquidation of textbooks. One of the most significant components of our operating expenses is employee-related costs, which include share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our operating expenses also contain information technology expenses such as technology costs to support our research and development, sales and marketing expenses, depreciation on our infrastructure systems, amortization of acquired intangible assets, and outside services. We allocate certain costs to each expense category, including cost of revenues, research and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Research and Development

Our research and development expenses consist of salaries, benefits and share-based compensation expense for employees in our product and web design, engineering and technical teams who are responsible for maintaining our website, developing new products and improving existing products. Research and development costs also include amortization of acquired intangible assets, depreciation expense, technology costs to support our research and development, outside services, and allocated information technology and facilities expenses. We expense substantially all of our research and development expenses as they are incurred. In the past three years, our expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns and other initiatives. We incur salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions, amortization of acquired intangible assets, and allocated information technology and facilities costs. Our marketing expenses are largely variable; and we tend to incur these in the first and third quarters of the year due to our efforts to target students at the beginning of academic terms. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense.

General and Administrative

Our general and administrative expenses consist of salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside services, legal and accounting services, depreciation expense, provision for doubtful accounts, and allocated information technology and facilities costs. We have incurred additional costs as we transitioned in 2017 from an “emerging growth company” to a large accelerated filer including increased audit, legal, regulatory and other related fees.

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

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net consists primarily of interest expense on our debt obligations including the amortization of debt discount and issuance costs related to the notes. Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investment balances.

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

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2018		2017		2016
Net revenues:
Rental	$—	—%	$—	—%	$39,837	16%
Services	321,084	100	255,066	100	182,399	72
Sales	—	—	—	—	31,854	12
Total net revenues	321,084	100	255,066	100	254,090	100
Cost of revenues(1):
Rental	—	—	—	—	28,637	11
Services	79,996	25	80,175	31	56,206	22
Sales	—	—	—	—	34,758	14
Total cost of revenues	79,996	25	80,175	31	119,601	47
Gross profit	241,088	75	174,891	69	134,489	53
Operating expenses(1):
Research and development	114,291	36	81,926	32	66,331	26
Sales and marketing	54,714	17	51,240	20	53,949	21
General and administrative	77,714	24	64,411	25	55,372	22
Restructuring charges (credits)	589	—	1,047	1	(423)	—
Gain on liquidation of textbooks	—	—	(4,766)	(2)	(670)	—
Total operating expenses	247,308	77	193,858	76	174,559	69
Loss from operations	(6,220)	(2)	(18,967)	(7)	(40,070)	(16)
Total interest expense, net and other income (expense), net	(7,238)	(2)	486	—	(468)	—
Loss before provision for income taxes	(13,458)	(4)	(18,481)	(7)	(40,538)	(16)
Provision for income taxes	1,430	(1)	1,802	(1)	1,707	(1)
Net loss	$(14,888)	(5)%	$(20,283)	(8)%	$(42,245)	(17)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$420		$316		$172
Research and development	17,055		14,333		14,771
Sales and marketing	6,703		5,007		6,124
General and administrative	27,852		18,703		20,718
Total share-based compensation expense	$52,030		$38,359		$41,785

Years Ended December 31, 2018, 2017 and 2016

Net Revenues

Net revenues in the year ended December 31, 2018 increased $66.0 million, or 26%, compared to the same period in 2017.

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

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2018		Change in 2017
	2018	2017	2016	$	%	$	%
Chegg Services	$253,985	$185,683	$129,335	$68,302	37%	$56,348	44%
Required Materials	67,099	69,383	124,755	(2,284)	(3)%	(55,372)	(44)%
Total net revenues	$321,084	$255,066	$254,090	$66,018	26%	$976	—%

Chegg Services revenues increased $68.3 million, or 37%, in the year ended December 31, 2018, compared to the same period in 2017 due to growth in Chegg Study and Chegg Writing. Chegg Services revenues represented 79% and 73% of net revenues during the years ended December 31, 2018 and 2017, respectively. Required Materials revenues decreased $2.3 million, or 3%, in the year ended December 31, 2018 compared to the same period in 2017, remaining relatively flat. Required Materials revenues represented 21% and 27% of net revenues during the years ended December 31, 2018 and 2017, respectively.

Chegg Services revenues increased $56.3 million, or 44%, in the year ended December 31, 2017, compared to the same period in 2016 due to growth in Chegg Study and Chegg Writing. Chegg Services revenues represented 73% and 51% of net revenues during the years ended December 31, 2017 and 2016, respectively. Required Materials revenues decreased $55.4 million, or 44%, in the year ended December 31, 2017 compared to the same period in 2016 primarily due to our strategic partnership with Ingram. Our Required Materials revenues are comprised of a commission on the total transaction amount that we earn from Ingram rather than recognizing the total rental or sales revenues from transactions using our print textbooks. Required Materials revenues decreased throughout 2017 as we fully transitioned new investments in the print textbook library and logistics and fulfillment for print textbook rental and sale orders to Ingram. Required Materials revenues represented 27% and 49% of net revenues during the years ended December 31, 2017 and 2016, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,			Change in 2018		Change in 2017
	2018	2017	2016	$	%	$	%
Cost of revenues(1)	$79,996	$80,175	$119,601	$(179)	—%	$(39,426)	(33)%

(1) Includes share-based compensation expense of:	$420	$316	$172	$104	33%	$144	84%

Cost of revenues in the year ended December 31, 2018 decreased by $0.2 million, remaining relatively flat, compared to the same period in 2017. Gross margins increased to 75% in the year ended December 31, 2018, from 69% during the same period in 2017 as a result of the growth in our higher margin Chegg Services revenues.

Cost of revenues in the year ended December 31, 2017 decreased by $39.4 million, or 33%, compared to the same period in 2016 primarily from Ingram's fulfillment of print textbook rental and sale orders. The decrease was primarily attributable to a decrease in textbook depreciation of $9.3 million, lower order fulfillment costs of $11.3 million, and lower cost of print textbooks sold of $25.3 million. These decreases were partially offset by higher amortization of digital content of $2.6 million, higher payment processing fees of $1.0 million, and higher employee-related expenses of $1.2 million. As a result, gross margins increased to 69% in the year ended December 31, 2017, from 53% during the same period in 2016.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,			Change in 2018		Change in 2017
	2018	2017	2016	$	%	$	%
Research and development (1)	$114,291	$81,926	$66,331	$32,365	40%	$15,595	24%
Sales and marketing (1)	54,714	51,240	53,949	3,474	7	(2,709)	(5)
General and administrative (1)	77,714	64,411	55,372	13,303	21	9,039	16
Restructuring charges (credits)	589	1,047	(423)	(458)	(44)	1,470	n/m
Gain on liquidation of textbooks	—	(4,766)	(670)	4,766	(100)	(4,096)	611
Total operating expenses	$247,308	$193,858	$174,559	$53,450	28%	$19,299	11%

(1) Includes share-based compensation expense of:
Research and development	$17,055	$14,333	$14,771	$2,722	19%	$(438)	(3)%
Sales and marketing	6,703	5,007	6,124	1,696	34	(1,117)	(18)
General and administrative	27,852	18,703	20,718	9,149	49	(2,015)	(10)
Share-based compensation expense	$51,610	$38,043	$41,613	$13,567	36%	$(3,570)	(9)%
_______________________________________
n/m - not meaningful

Research and Development

Research and development expenses during the year ended December 31, 2018 increased $32.4 million, or 40%, compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $21.5 million, higher share-based compensation expense of $2.7 million, higher technology costs to support our research and development of $5.0 million, higher outside services of $1.4 million, and higher depreciation and amortization of $1.4 million, compared to the same period in 2017. Research and development as a percentage of net revenues were 36% during the year ended December 31, 2018 compared to 32% of net revenues during the same period in 2017.

Research and development expenses during the year ended December 31, 2017 increased $15.6 million, or 24%, compared to the same period in 2016. The increase was primarily attributable to higher employee-related expenses of $10.4 million, higher technology costs to support our research and development of $3.4 million, higher outside services of $0.9 million, higher depreciation of $0.7 million, compared to the same period in 2016. Research and development as a percentage of net revenues were 32% during the year ended December 31, 2017 compared to 26% of net revenues during the same period in 2016.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2018 increased by $3.5 million, or 7%, compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $1.0 million, higher share-based compensation expense of $1.7 million, and higher marketing expenses of $1.8 million, compared to the same period in 2017. These decreases were partially offset by lower depreciation and amortization of $0.5 million and lower outside services of $0.5 million compared to the same period in 2017. Sales and marketing expenses as a percentage of net revenues were 17% during the year ended December 31, 2018 compared to 20% of net revenues during the same period in 2017.

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

General and Administrative

General and administrative expenses in the year ended December 31, 2018 increased $13.3 million, or 21%, compared to the same period in 2017. The increase was primarily attributable to higher employee-related expenses of $5.6 million, higher share-based compensation expense of $9.1 million, and higher depreciation and amortization of $0.4 million, compared to the same period in 2017. These increases were partially offset by lower professional fees of $2.3 million, compared to the same period in 2017. General and administrative expenses as a percentage of net revenues were 24% during the year ended December 31, 2018 compared to 25% of net revenues during the same period in 2017.

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

Restructuring Charges (Credits)

Restructuring charges of $0.6 million and $1.0 million recorded during the years ended December 31, 2018 and 2017, respectively, were primarily related to our strategic partnership with the National Research Center for College & University Admissions (NRCCUA) which resulted in the termination of employees supporting the sales and account support functions of our marketing services offering and our vacant office space in Georgia that we have not been able to sublease. Restructuring credits of $0.4 million recorded during the year ended December 31, 2016 were primarily related to a partial reversal of previously accrued lease termination costs due to our previous subtenant leasing additional space.

Gain on Liquidation of Textbooks

We did not record a gain on liquidation of textbooks during the year ended December 31, 2018 as we liquidated our remaining inventory of print textbooks during the first quarter of 2017. During the years ended December 31, 2017 and 2016, we recorded a gain on liquidation of print textbooks of $4.8 million and $0.7 million, respectively, resulting from proceeds received from liquidation of previously rented print textbooks on our website and through various other liquidation channels.

Interest Expense, Net and Other Income (Expense), Net

The following table sets forth our interest expense, net, and other income (expense), net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,			Change in 2018		Change in 2017
	2018	2017	2016	$	%	$	%
Interest expense, net	$(11,225)	$(74)	$(171)	$(11,151)	n/m	$97	(57)%
Other income (expense), net	3,987	560	(297)	3,427	n/m	857	n/m
Total interest expense, net and other income (expense), net	$(7,238)	$486	$(468)	$(7,724)	n/m	$954	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the year ended December 31, 2018 compared to the same period in 2017 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to our April 2018 convertible senior notes offering. Interest expense, net, decreased during the year ended December 31, 2017 compared to the same period in 2016 as a result of replacing our previous expired credit facility with a line of credit that carries a lower interest rate.

Other income (expense), net, was a net income during the years ended December 31, 2018 and 2017, primarily attributable to interest earned on investments purchased with the net proceeds from our April 2018 convertible senior notes and

2017 follow-on offerings. Other income (expense), net, was a net expense during the year ended December 31, 2016, primarily attributable to the accretion of the deferred cash consideration as a result of our acquisition of Imagine Easy Solutions.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,			Change in 2018		Change in 2017
	2018	2017	2016	$	%	$	%
Provision for income taxes	$1,430	$1,802	$1,707	$(372)	(21)%	$95	6%
We recorded an income tax provision of approximately $1.4 million, $1.8 million, and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively, which was primarily due to state and foreign income tax expense and federal and state tax expense related to the tax amortization of acquired indefinite lived intangible assets.

Liquidity and Capital Resources

As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents, and investments totaling $484.1 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In April 2018, we closed an offering of our 0.25% convertible senior notes (the notes) generating net proceeds of approximately $335.6 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The notes mature on May 15, 2023 unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of December 31, 2018, we have incurred cumulative losses of $406.6 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2018 convertible senior notes offering, and cash generated from operations.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Most of our cash is held in the United States. As of December 31, 2018, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Consolidated Statements of Cash Flows Data:		*	*
Net cash provided by operating activities	$75,113	$51,550	$24,262
Net cash used in by investing activities	$(82,549)	$(136,234)	$(5,963)
Net cash provided by (used in) financing activities	$256,418	$134,214	$(8,675)
* Adjusted to reflect the adoption of ASU 2016-18. See Item 8, Note 2 for more information.

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2018, 2017 and 2016, our net losses were fully offset by non-cash expenditures such as other depreciation and amortization expense, share-based compensation expense, and amortization of debt discount and issuance costs expense.

Net cash provided by operating activities during the year ended December 31, 2018 was $75.1 million. Our net loss of $14.9 million was offset by significant non-cash operating expenses, including other depreciation and amortization expense of $22.8 million, share-based compensation expense of $52.0 million, and the amortization of debt discount and issuance costs expense of $10.5 million.

Net cash provided by operating activities during the year ended December 31, 2017 was $51.6 million. Our net loss of $20.3 million was offset by significant non-cash operating expenses, including other depreciation and amortization expense of $19.3 million, share-based compensation expense of $38.4 million, and the change in our prepaid and other current assets of $13.6 million, which was primarily driven by the decline in the reimbursement balance from Ingram as they moved to normal payment terms in 2017.

Net cash provided by operating activities during the year ended December 31, 2016 was $24.3 million. Our net loss of $42.2 million was offset by significant non-cash operating expenses, including print textbook library depreciation expense of $9.3 million, other depreciation and amortization expense of $14.6 million, share-based compensation expense of $41.8 million and loss from write-offs of print textbooks of $1.1 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchase of marketable securities, acquisition of businesses, and purchases of property and equipment, offset by proceeds from the sale and maturity of marketable securities and historically from proceeds from the liquidation of print textbooks.

Net cash used in investing activities during the year ended December 31, 2018 was $82.5 million and was primarily used for the purchases of marketable securities of $146.9 million, purchases of property and equipment of $31.2 million, the acquisition of businesses of $34.7 million, and the purchase of a strategic equity investment of $10.0 million, partially offset by proceeds from the sale or maturity of marketable securities of $140.2 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities have been primarily related to the issuance of convertible senior notes, issuance of common stock under stock plans offset by the payment of taxes related to the net share settlement of equity awards.

Net cash provided by financing activities during the year ended December 31, 2018 was $256.4 million and was related to the proceeds from issuance of convertible senior notes, net of issuance costs of $335.6 million and the proceeds from the issuance of common stock under stock plans of $29.1 million partially offset by the payment of $49.1 million in taxes related to the net share settlement of equity awards, the purchase of convertible senior notes capped call instrument of $39.2 million and the repurchase of common stock of $20.0 million.

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

Contractual Obligations and Other Commitments

The following is a summary of the contractual obligations and other commitments as of December 31, 2018 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$348,882	$863	$1,725	$346,294	$—
Purchase obligations (2)	37,451	26,727	10,674	50	—
Operating lease obligations (3)	23,456	5,222	10,026	7,420	788
Total contractual obligations	$409,789	$32,812	$22,425	$353,764	$788
_____________________________________________________
(1) Includes semi-annual cash interest payments of $0.4 million. Our convertible senior notes are recorded on our consolidated balance sheets at the carrying amount of $283.7 million as of December 31, 2018.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our offices are leased under operating leases, which expire at various dates through 2024.

In addition, our other liabilities include $1.3 million related to uncertain tax positions as of December 31, 2018. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition and Deferred Revenue

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the revenue share we earn upon the shipment of a print textbook to a student. For the rental or sale of eTextbooks, we have concluded that we control the service, therefore we recognize revenue and cost of revenue on a gross basis ratably over the term the student has access to the eTextbook.

Some of our customer arrangements include multiple performance obligations. We have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer and our promise to transfer the service is separately identifiable from other promises in the contract. For these arrangements that contain multiple performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (SSP) of each distinct performance obligation to the total value of the contract. We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions, and information about the customer.

Our agreements with print textbook partners may include an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. We estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period. In determining this estimate, we consider the single most likely amount in a range of possible amounts. This estimated amount of variable consideration requires management to make a judgment based on the forecasted amount of consideration that we expect we will earn as well as the time period in which we can reasonably rely on the accuracy of the forecast. Our estimate of variable consideration is constrained to only include three to four years of estimated variable consideration, based on the date the book was placed in service. This is the amount of variable consideration for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, as the amounts that we could potentially earn in the outer years can change significantly based on factors that are out of our control. If our forecasts are inaccurate, the estimated amount of variable consideration could be inaccurate which could impact our revenue recognition in a given period.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-live assets during the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018 and 2017, we had intangible assets, net, of $25.9 million and $21.2 million, respectively and property and equipment, net of $59.9 million and $47.5 million, respectively.

Goodwill and Indefinite Lived Intangible Asset

Goodwill and our indefinite lived intangible asset are tested for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. Our qualitative assessment requires management to make judgments based on the factors listed above in our determination of whether events or changes in circumstances indicate that the carrying values may not be recoverable. Should we conclude that it is more likely than not that our carrying values have been impaired, we would recognize an impairment charge for the amount by which the carrying amount of goodwill and our indefinite lived intangible asset exceed our fair value. We have not recognized any impairment of goodwill or our indefinite lived intangible asset since our inception. As of December 31, 2018 and 2017, we had goodwill of $149.5 million and $125.3 million, respectively, and an indefinite lived intangible asset related to the internships.com trade name of $3.6 million.

Share-based Compensation

We measure and recognize share-based compensation expense for all awards made to employees, directors and consultants, including restricted stock units (RSUs), performance-based RSUs (PSUs) and our employee stock purchase plan (ESPP) based on estimated fair values.

We estimate a forfeiture rate to calculate the share-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

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

Provision for Income Taxes

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

Foreign Currency Exchange Risk

International revenues as a percentage of net revenues is not significant and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results. There were no significant foreign exchange gains or losses in the years ended December 31, 2018, 2017 and 2016.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $374.7 million and $126.5 million as of December 31, 2018 and 2017, respectively, and held investments of $109.4 million and $102.0 million as of December 31, 2018 and 2017, respectively. Our cash and cash equivalents consist of cash, money market accounts, and commercial paper and investments consist of commercial paper, corporate securities and U.S. treasury securities. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase in interest rates would not result in a material impact in the fair value of our available-for-sale securities as of December 31, 2018. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and money market accounts and investments in which we invested our cash.

We carry our convertible senior notes at face value less unamortized debt discount and debt issuance costs on our consolidated balance sheet. Because the notes have a fixed annual interest rate of 0.25%, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chegg, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes and the schedules listed in the Index at Item 15.2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2019

We have served as the Company’s auditor since 2018.

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal controls over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 25, 2019 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at WriteLab, Inc. and StudyBlue, Inc., which were acquired on May 15, 2018 and July 2, 2018 respectively, and whose financial statements in the aggregate constituted less than 1% of total assets as of December 31, 2018 and less than 1% of total net revenues for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at WriteLab, Inc. and StudyBlue, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal controls over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chegg, Inc. (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2009 to 2018.
San Jose, California
February 26, 2018

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$374,664	$126,457
Short-term investments	93,345	81,742
Accounts receivable, net of allowance for doubtful accounts of $229 and $259 at December 31, 2018 and December 31, 2017, respectively	12,733	10,855
Prepaid expenses	4,673	2,043
Other current assets	9,510	7,845
Total current assets	494,925	228,942
Long-term investments	16,052	20,305
Property and equipment, net	59,904	47,493
Goodwill	149,524	125,272
Intangible assets, net	25,915	21,153
Other assets	14,618	3,765
Total assets	$760,938	$446,930
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,177	$7,049
Deferred revenue	17,418	13,440
Accrued liabilities	34,077	31,074
Total current liabilities	59,672	51,563
Long-term liabilities
Convertible senior notes, net	283,668	—
Other long-term liabilities	6,964	4,305
Total long-term liabilities	290,632	4,305
Total liabilities	350,304	55,868
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 115,500,418 and 109,667,640 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	116	110
Additional paid-in capital	818,113	782,845
Accumulated other comprehensive loss	(1,019)	(282)
Accumulated deficit	(406,576)	(391,611)
Total stockholders' equity	410,634	391,062
Total liabilities and stockholders' equity	$760,938	$446,930
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net revenues:
Rental	$—	$—	$39,837
Services	321,084	255,066	182,399
Sales	—	—	31,854
Total net revenues	321,084	255,066	254,090
Cost of revenues:
Rental	—	—	28,637
Services	79,996	80,175	56,206
Sales	—	—	34,758
Total cost of revenues	79,996	80,175	119,601
Gross profit	241,088	174,891	134,489
Operating expenses:
Research and development	114,291	81,926	66,331
Sales and marketing	54,714	51,240	53,949
General and administrative	77,714	64,411	55,372
Restructuring charges (credits)	589	1,047	(423)
Gain on liquidation of textbooks	—	(4,766)	(670)
Total operating expenses	247,308	193,858	174,559
Loss from operations	(6,220)	(18,967)	(40,070)
Interest expense, net and other income (expense), net:
Interest expense, net	(11,225)	(74)	(171)
Other income (expense), net	3,987	560	(297)
Total interest expense, net and other income (expense), net	(7,238)	486	(468)
Loss before provision for income taxes	(13,458)	(18,481)	(40,538)
Provision for income taxes	1,430	1,802	1,707
Net loss	$(14,888)	$(20,283)	$(42,245)
Net loss per share, basic and diluted	$(0.13)	$(0.20)	$(0.47)
Weighted average shares used to compute net loss per share, basic and diluted	113,251	100,022	90,534
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(14,888)	$(20,283)	$(42,245)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale investments	76	(187)	25
Change in foreign currency translation adjustments, net of tax	(813)	81	(29)
Other comprehensive loss	(737)	(106)	(4)
Total comprehensive loss	$(15,625)	$(20,389)	$(42,249)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2015	88,100	$88	$560,242	$(172)	$(329,083)	$231,075
Issuance of common stock upon exercise of stock options and ESPP	590	1	2,103	—	—	2,104
Net issuance of common stock for settlement of RSUs	3,019	3	(10,779)	—	—	(10,776)
Share-based compensation expense	—	—	41,785	—	—	41,785
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(42,245)	(42,245)
Balances at December 31, 2016	91,709	92	593,351	(176)	(371,328)	221,939
Issuance of common stock in connection with follow-on offering, net of offering costs	11,500	12	147,597	—	—	147,609
Issuance of common stock upon exercise of stock options and ESPP	3,280	3	23,653	—	—	23,656
Net issuance of common stock for settlement of RSUs	3,155	3	(20,115)	—	—	(20,112)
Warrant exercises	24	—	—	—	—	—
Share-based compensation expense	—	—	38,359	—	—	38,359
Other comprehensive loss	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	(20,283)	(20,283)
Balances at December 31, 2017	109,668	110	782,845	(282)	(391,611)	391,062
Cumulative-effect adjustment to accumulated deficit related to adoption of ASUs	—	—	—	—	(77)	(77)
Equity component of convertible senior notes, net of issuance costs	—	—	62,444	—	—	62,444
Purchase of convertible senior notes capped call	—	—	(39,227)	—	—	(39,227)
Repurchase of common stock	(983)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	3,459	4	29,109	—	—	29,113
Net issuance of common stock for settlement of RSUs	3,322	3	(49,089)	—	—	(49,086)
Warrant exercises	34	—	—	—	—	—
Share-based compensation expense	—	—	52,030	—	—	52,030
Other comprehensive loss	—	—	—	(737)	—	(737)
Net loss	—	—	—	—	(14,888)	(14,888)
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities		*	*
Net loss	$(14,888)	$(20,283)	$(42,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Textbook library depreciation expense	—	—	9,267
Amortization of warrants and deferred loan costs	—	—	105
Depreciation and amortization expense	22,805	19,337	14,520
Share-based compensation expense	52,030	38,359	41,785
Gain on liquidation of textbooks	—	(4,766)	(670)
Loss from write-offs of textbooks	—	314	1,090
Loss from write-offs of property and equipment	93	1,368	—
Interest accretion on deferred consideration	—	(626)	—
Amortization of debt discount and issuance costs	10,494	—	—
Deferred income taxes	(323)	—	—
Other, net	65	68	47
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	(1,538)	(175)	(127)
Prepaid expenses and other current assets	(4,921)	13,550	10,039
Other assets	48	1,049	761
Accounts payable	893	2,649	(728)
Deferred revenue	3,978	(1,396)	(272)
Accrued liabilities	3,838	2,087	(9,499)
Other liabilities	2,539	15	189
Net cash provided by operating activities	75,113	51,550	24,262
Cash flows from investing activities
Purchases of textbooks	—	—	(886)
Proceeds from liquidations of textbooks	—	6,943	25,646
Purchases of marketable securities	(146,856)	(128,247)	(7,633)
Proceeds from sale of marketable securities	1,800	16,393	22,830
Maturities of marketable securities	138,380	9,750	6,844
Purchases of property and equipment	(31,223)	(26,142)	(24,689)
Acquisition of businesses, net of cash acquired	(34,650)	(14,931)	(27,055)
Purchases of strategic equity investments	(10,000)	—	(1,020)
Net cash used in by investing activities	(82,549)	(136,234)	(5,963)
Cash flows from financing activities
Common stock issued under stock plans, net	29,116	23,659	2,104
Payment of taxes related to the net share settlement of equity awards	(49,089)	(20,115)	(10,779)
Payment of deferred cash consideration related to acquisitions	—	(16,939)	—
Proceeds from follow-on offering, net of offering costs	—	147,609	—
Proceeds from issuance of convertible senior notes, net of issuance costs	335,618	—	—
Purchase of convertible senior notes capped call	(39,227)	—	—
Repurchase of common stock	(20,000)	—	—
Net cash provided by (used in) financing activities	256,418	134,214	(8,675)
Net increase in cash, cash equivalents and restricted cash	248,982	49,530	9,624
Cash, cash equivalents and restricted cash, beginning of period	126,963	77,433	67,809
Cash, cash equivalents and restricted cash, end of period	$375,945	$126,963	$77,433

* Adjusted to reflect the adoption of ASU 2016-18. See Note 2 for more information.
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2018	2017	2016
Supplemental cash flow data:
Cash paid during the period for:
Interest	$605	$85	$50
Income taxes	$2,097	$1,790	$1,094
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,210	$3,573	$2,333

	December 31,
	2018	2017	2016
		*	*
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$374,664	$126,457	$77,329
Restricted cash included in other current assets	84	84	—
Restricted cash included in other assets	1,197	422	104
Total cash, cash equivalents and restricted cash	$375,945	$126,963	$77,433

* Adjusted to reflect the adoption of ASU 2016-18. See Note 2 for more information.
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg is a smarter way to student. As the leading direct-to-student learning platform, we strive to improve educational outcomes by putting the student first in all our decisions. We support students on their journey from high school to college and into their career with tools designed to help them pass their test, pass their class, and save money on required materials. Our services are available online, anytime and anywhere, so we can reach students when they need us most.

Basis of Presentation

Our fiscal year ends on December 31 and in this report, we refer to the year ended December 31, 2018, December 31, 2017, and December 31, 2016 as 2018, 2017, and 2016, respectively.

We have changed the caption on our consolidated statements of operations from “technology and development” to “research and development.” This change does not impact any current or previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, restructuring charges (credits), share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, and the valuation of our convertible senior notes. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash, money market accounts, and commercial paper at financial institutions, are stated at cost, which approximates fair value. We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

Investments

We hold investments in commercial paper, corporate securities and U.S. treasury securities. We classify our marketable securities as available-for-sale investments that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We did not record any such impairment charges in the periods presented. We determined realized gains or losses on the sale of marketable securities on a specific identification method, and recorded such gains or losses as other income (expense), net. For the years ended December 31, 2018, 2017 and 2016, the Company's gross realized gains and losses on short-term investments were not significant.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and marketable securities invested in highly liquid instruments in accordance with our investment policy. We place the majority of our cash and cash equivalents and restricted cash with a financial institution in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with a financial institution are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investment-grade marketable securities diversified among security types, industries and issuers. Our investments were held and managed by a recognized financial institution that followed our investment policy with the main objective of preserving capital and maintaining liquidity.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. We had one customer that represented 11% of our net accounts receivable balance as of December 31, 2018 and no customers that represented greater than 10% of our net accounts receivable balance as of December 31, 2017. No customers represented over 10% of net revenues in 2018, 2017 or 2016.

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

We capitalize content costs related to the purchase or development of Chegg Study content and amortize these costs over a period of five years.

Depreciation and content amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories in our consolidated statements of operations. Depreciation and content amortization expense during the years ended December 31, 2018, 2017 and 2016 were approximately $16.8 million, $13.8 million and $9.9 million, respectively.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in loss from operations.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired through a business combination based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets acquired and liabilities assumed is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our indefinite-lived intangible asset represents the internships.com trade name. Goodwill and our indefinite-lived intangible asset are not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test on October 1 of 2018 and 2017, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount. As of December 31, 2018 and 2017, we had goodwill of $149.5 million and $125.3 million, respectively, and an indefinite lived intangible asset related to the internships.com trade name of $3.6 million.

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

We generate revenues from our Chegg Services product line including Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. Chegg Services are offered to students primarily through weekly or monthly subscriptions, and we recognize revenues ratably over the respective subscription period. Revenues from our Required Materials product line includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks. The revenue share on the rental and sale of print textbooks is recognized immediately when a book ships to the student. Revenues from the rental of eTextbooks is recognized ratably over the contractual period, generally two to five months. Revenues from the sale of eTextbooks is recognized immediately when the eTextbook sale occurs. Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenues.

Some of our customer arrangements include multiple performance obligations. We have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer and our promise to transfer the service is separately identifiable from other promises in the contract. For these arrangements that contain multiple performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (SSP) of each distinct performance obligation to the total value of the contract. We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions, and information about the customer. Additionally, we limit the amount of revenues recognized for delivered promises to the amount that is not contingent on future delivery of services or other future performance obligations.

Our agreements with print textbook partners may include an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. We estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period.

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the revenue share we earn upon the shipment of a print textbook to a student. For the rental or sale of eTextbooks, we have concluded that we control the service, therefore we recognize revenue and cost of revenue on a gross basis ratably over the term the student has access to the eTextbook.

Contract assets are contained within other current assets on our consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer. Contract receivables are contained within accounts receivable, net on our consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to rental and subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Certain cost of revenues, including textbook depreciation expense, the cost of textbooks sold, write-offs and allowances related to the print textbook library, have decreased during 2016 and 2017 as we have completely transitioned the shipping and fulfillment activities related to the rental and sale of print textbooks to Ingram. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop or license, including publisher agreements for which we pay one-time license fees for published content, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Research and Development Costs

Our research and development expenses consist of salaries, benefits and share-based compensation expense for employees in our product and web design, engineering and technical teams who are responsible for maintaining our website, developing new products and improving existing products. Research and development costs also include amortization of acquired intangible assets, depreciation expense, technology costs to support our research and development, outside services, and allocated information technology and facilities expenses. We expense substantially all of our research and development expenses as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During years ended December 31, 2018, 2017 and 2016, advertising costs were approximately $17.9 million, $16.5 million, and $18.4 million, respectively.

Internal-Use Software Development Costs

Costs related to internal-use software are primarily related to the Company’s internal systems. The Company capitalizes its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.

Share-based Compensation

Share-based compensation expense for stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and employee stock purchase plan (ESPP) are accounted for under the fair value method, which requires us to measure the cost of share-based compensation awards based on the grant-date fair value of the award. Share-based compensation expense for stock options and our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model while expense for RSUs and PSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis for RSUs and on a graded basis for PSUs, contingent on the achievement of performance conditions. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

We account for income taxes under an asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Strategic Investments

We have entered into strategic investments that are accounted for under the cost method and included in other assets on our consolidated balance sheets. Our investments are periodically reviewed for other-than-temporary declines in fair value based on the specific identification method and write down the value of our investment when an other-than-temporary decline has occurred. Any fair value estimates are made based on consideration of the current cash position, recent operational performance, and forecasts of the investees. Additionally, starting in 2018 as a result of our adoption of Accounting Standards Update (ASU) 2016-01, we consider whether there have been any observable price changes in orderly transactions for identical or similar investments. During years ended December 31, 2018, 2017 and 2016, we did not record any other-than-temporary declines in the value of our investment. During the year ended December 31, 2018, there were no observable price changes in orderly transactions for the identical or similar investments of the same issuers.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, RSUs, PSUs, and shares related to convertible senior notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(14,888)	$(20,283)	$(42,245)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	113,251	100,022	90,534

Net loss per share, basic and diluted	$(0.13)	$(0.20)	$(0.47)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2018	2017	2016
Options to purchase common stock	4,045	3,045	10,799
RSUs and PSUs	7,946	153	1,239
Employee stock purchase plan	—	5	15
Warrants to purchase common stock	—	—	200
Total common stock equivalents	11,991	3,203	12,253

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (expense), net in the consolidated statements of operations and were not material during the years ended December 31, 2018, 2017 or 2016.

Convertible Senior Notes, net

In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (the notes). In accounting for their issuance, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.

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

The FASB has issued three ASU's related to Accounting Standards Codification (ASC) 842. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements. ASC 842 allows for a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We will elect this package of transition practical expedients. ASU 2018-10 provides additional updates and corrections to topics included within ASC 842 based on the FASB's interactions with stakeholders. ASU 2018-11 allows for a modified retrospective adoption with a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. We will elect this transition method of adoption. We will adopt the guidance on January 1, 2019. We expect to initially record a right of use asset of approximately $17 million and a lease liability of approximately $21 million with an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit. We do not expect our adoption of ASU 2016-02 to have a material impact to our consolidated statements of operations. These are preliminary estimates that are subject to change as we finalize our adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. We early adopted the guidance to simplify our goodwill impairment test, with a prospective application on January 1, 2018 and have applied the guidance starting with our 2018 annual goodwill impairment assessment.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. We adopted the guidance with a prospective application on January 1, 2018 and have applied the clarified definition of a business to determine whether transactions from our application date should be accounted for as an asset acquisition or business combination under the new guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires an entity to explain the change during a period in restricted cash equivalents on the consolidated statements of cash flows and include such amounts when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. We adopted the guidance with a retrospective application on January 1, 2018 and have adjusted our beginning-of-period and end-of-period amounts on our consolidated statement of cash flows to include restricted cash with the change in restricted cash included within the other assets line on our consolidated statement of cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity investments at fair value and recognize any changes in fair value within the consolidated statement of operations. We have two strategic investments recorded in other assets on our consolidated balance sheets that fall under this guidance update. The guidance provides for electing a measurement alternative for equity investments that do not have readily determinable fair values. We have elected the measurement alternative for our strategic investments as there are not readily determinable fair values, which we are applying to our strategic investments starting with our adoption date of January 1, 2018. These investments are measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers, with any changes in the value of the investments recorded within the consolidated statement of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (ASC 606), which changes the way we recognize revenue and significantly expands the disclosure requirements for revenue arrangements. We adopted ASU 2014-09 under the modified retrospective application, recording the cumulative effect of adoption as an adjustment to the opening balance of accumulated deficit on our adoption date of January 1, 2018. We have not adjusted previously reported amounts. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, and trade and other receivables. See Note 3 for more information.

Note 3. Revenues

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

We recorded an immaterial net increase to the opening balance of accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition guidance. The two primary impacts of the new revenue recognition guidance are for our marketing services where revenue is recognized earlier in the contract life under the new revenue recognition guidance than under the previous guidance and for the requirement to estimate variable consideration under the new revenue recognition guidance, which we were not previously required to estimate. The requirement to estimate variable consideration has shifted $3.3 million of revenues during the year ended December 31, 2018 to future periods as compared to the previous revenue recognition guidance.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time as services are performed, with certain revenues, most significantly the revenue share we earn from our print textbook partners, being recognized at the point in time when print textbooks are shipped to students.

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2018		Change in 2017
	2018	2017(1)	2016(1)	$	%	$	%
Chegg Services	$253,985	$185,683	$129,335	$68,302	37%	$56,348	44%
Required Materials	67,099	69,383	124,755	(2,284)	(3)%	(55,372)	(44)%
Total net revenues	$321,084	$255,066	$254,090	$66,018	26%	$976	—%
__________________________
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

During the year ended December 31, 2018, we recognized $11.7 million of revenues that were included in our deferred revenue balance as of December 31, 2017. During the year ended December 31, 2018, there was an immaterial amount of revenues recognized from performance obligations satisfied in previous periods. The aggregate amount of unsatisfied performance obligations is approximately $20.6 million as of December 31, 2018, of which substantially all is expected to be recognized into revenues over the next year and the remainder within three years.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

	December 31,		Change
	2018	2017	$	%
Accounts receivable, net	$12,733	$10,855	$1,878	17%
Deferred revenue	$17,418	$13,440	$3,978	30%

During the year ended December 31, 2018, our accounts receivable, net balance increased by $1.9 million, or 17%, primarily due to increased bookings. During the year ended December 31, 2018, our deferred revenue balance increased by $4.0 million, or 30%, primarily due to increased bookings for Chegg Study and eTextbook rentals as well as deferred variable consideration.

Our contract assets balance was immaterial as of December 31, 2018 and December 31, 2017.

Note 4. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, and investments’ adjusted cost, net unrealized loss and fair value as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Net Unrealized Loss	Fair Value	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$351,345	$—	$351,345	$98,370	$—	$98,370
Money market funds	5,052	—	5,052	5,358	—	5,358
Commercial paper	18,267	—	18,267	22,729	—	22,729
Total cash and cash equivalents	$374,664	$—	$374,664	$126,457	$—	$126,457
Short-term investments:
Commercial paper	$40,500	$(12)	$40,488	$38,850	$(27)	$38,823
Corporate securities	38,616	(87)	38,529	23,001	(43)	22,958
U.S. treasury securities	14,333	(5)	14,328	19,978	(17)	19,961
Total short-term investments	$93,449	$(104)	$93,345	$81,829	$(87)	$81,742
Long-term investments
Corporate securities	$14,429	$(5)	$14,424	$20,405	$(100)	$20,305
U.S. treasury securities	1,630	(2)	1,628	—	—	—
Total long-term investments	$16,059	$(7)	$16,052	$20,405	$(100)	$20,305

The adjusted cost and fair value of available-for-sale investments as of December 31, 2018 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$111,716	$111,612
Due in 1-2 years	16,059	16,052
Investments not due at a single maturity date	5,052	5,052
Total	$132,827	$132,716

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of December 31, 2018, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly rated securities with a minimum credit rating of A- and a weighted average maturity of five months, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2018, 2017, and 2016 we did not recognize any impairment charges.

Restricted Cash

As of December 31, 2018 and 2017, we had approximately $1.3 million and $0.5 million, respectively, of restricted cash that consisted of security deposits for our corporate offices. As of December 31, 2018 and 2017, $0.1 million of restricted cash is classified in other current assets in our consolidated balance sheets. As of December 31, 2018 and 2017, $1.2 million and $0.4 million, respectively, is classified in other assets in our consolidated balance sheets.

Strategic Investments

In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record other-than-temporary impairment charges on our investments during the years ended December 31, 2018, 2017, and 2016, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the year ended December 31, 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2018 and 2017 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,052	$5,052	$—
Commercial paper	18,267	—	18,267
Short-term investments:
Commercial paper	40,488	—	40,488
Corporate securities	38,529	—	38,529
U.S. treasury securities	14,328	14,328	—
Long-term investments:
Corporate securities	14,424	—	14,424
U.S treasury securities	1,628	1,628	—
Total assets measured and recorded at fair value	$132,716	$21,008	$111,708

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,358	$5,358	$—
Commercial paper	22,729	—	22,729
Short-term investments:
Commercial paper	38,823	—	38,823
Corporate securities	22,958	—	22,958
U.S. treasury securities	19,961	19,961	—
Long-term corporate securities	20,305	—	20,305
Total assets measured and recorded at fair value	$130,134	$25,319	$104,815

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The notes are measured utilizing a level 2 input, on a quarterly basis for disclosure purposes.

The carrying amounts and estimated fair values of the notes as of December 31, 2018 are as follows (in thousands):

	December 31, 2018
	Carrying Amount	Estimated Fair Value
Convertible senior notes, net	$283,668	$416,156

The carrying amount of the notes as of December 31, 2018 was net of unamortized debt discount of $54.8 million and unamortized issuance costs of $6.5 million. The estimated fair value of the notes was determined based on the closing trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 10.

Note 6. Long-Lived Assets

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Computer and equipment	$3,140	$2,449
Software	4,043	5,317
Furniture and fixtures	2,912	2,893
Leasehold improvements	14,167	7,154
Content	90,816	70,110
Property and equipment	115,078	87,923
Less accumulated depreciation and amortization	(55,174)	(40,430)
Property and equipment, net	$59,904	$47,493

Note 7. Acquisitions

2018 Acquisitions

On July 2, 2018, we acquired StudyBlue, Inc. (StudyBlue), a privately held online learning company that provides a content library that allows students to create flashcards and their own study materials. This acquisition helps strengthen our existing Chegg Services offerings by adding a substantial number of subject categories and a library of content to our learning platform. The total fair value of the purchase consideration was $20.4 million, which included an escrow amount of $3.3 million for general representations and warranties and post-closing adjustments. Any remaining escrow amount will be released 18 months after the acquisition date.

On May 15, 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. This acquisition helps to strengthen Chegg Writing with the addition of new tools, features, and functionality. The total fair value of the purchase consideration was $14.5 million, which included an escrow amount of $2.6 million for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released 20 months after the acquisition date.

The acquisition date fair value of the purchase consideration for the above 2018 acquisitions consisted of the following (in thousands):

	StudyBlue	WriteLab	Total
Initial cash consideration	$17,530	$12,450	$29,980
Escrow	3,270	2,550	5,820
Net working capital adjustment	(422)	(494)	(916)
Fair value of purchase consideration	$20,378	$14,506	$34,884

Included in the purchase agreement for the acquisition of WriteLab are additional payments of up to $5.0 million subject to continued employment of the sellers. These payments are not included in the fair value of the purchase consideration and are expensed ratably as research and development expenses on our consolidated statement of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $1.0 million as of December 31, 2018 included within accrued liabilities on our consolidated balance sheet for these payments.

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

The following table presents the preliminary total allocation of purchase consideration recorded in our consolidated balance sheets as of the acquisition date (in thousands):

	StudyBlue	WriteLab	Total
Cash	$152	$82	$234
Accounts receivable	288	194	482
Other acquired assets	151	—	151
Acquired intangible assets	7,100	4,450	11,550
Total identifiable assets acquired	7,691	4,726	12,417
Liabilities assumed	(1,309)	(897)	(2,206)
Net identifiable assets acquired	6,382	3,829	10,211
Goodwill	13,996	10,677	24,673
Total fair value of purchase consideration	$20,378	$14,506	$34,884

The following table presents the details of the allocation of purchase consideration to the acquired intangible assets (in thousands, except weighted-average amortization period):

	StudyBlue		WriteLab		Total
	Amount	Weighted-Average Amortization Period (in months)	Amount	Weighted-Average Amortization Period (in months)	Amount	Weighted-Average Amortization Period (in months)
Trade name	$140	12	$—	0	$140	12
Domain names	180	12	—	0	180	12
Non-compete agreements	220	36	—	0	220	36
Developed technology	1,340	60	4,450	96	5,790	88
Content library	5,220	60	—	0	5,220	60
Acquired intangible assets	$7,100	57	$4,450	96	$11,550	72

During the year ended December 31, 2018, we incurred $1.0 million of acquisition-related expenses associated with the above 2018 acquisitions which have been included in general and administrative expenses in our consolidated statement of operations.

We have not presented supplemental pro forma financial information as the revenues and earnings of these 2018 acquisitions were immaterial during the year ended December 31, 2018. Further, we have recorded an immaterial amount of revenues and expenses since the acquisition dates during the year ended December 31, 2018.

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

The acquisition date fair value of the purchase consideration for the above 2017 acquisition consisted of the following (in thousands):

Initial cash consideration	$12,717
Net working capital adjustment	53
Escrow	2,244
Fair value of purchase consideration	$15,014

Included in the purchase agreement for the acquisition of Cogeon are additional payments of up to approximately $9.0 million subject to achievement of specified milestones and continued employment of the sellers. These payments are not included in the fair value of the purchase consideration and are expensed ratably as research and development expense on our consolidated statements of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $5.7 million and $0.6 million as of December 31, 2018 and 2017, respectively, included within accrued liabilities on our consolidated balance sheet for these payments. Additionally, included in the purchase agreement are equity grants of up to approximately $3.8 million subject to achievement of the above specified milestones, continued employment of the sellers, and an adverse tax ruling on the additional payments from the German tax authority. During the year ended December 31, 2018, the sellers received an adverse tax ruling and therefore we have recorded approximately $1.6 million as of December 31, 2018 included within accrued liabilities on our consolidated balance sheet for these equity grants.

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

During the year ended December 31, 2017, we incurred $0.7 million of acquisition-related expenses associated with the above 2017 acquisition which have been included in general and administrative expenses in our consolidated statements of operations.

2016 Acquisitions

In December 2016, we acquired certain assets of RefME Ltd., a privately held online learning company to enhance our already existing portfolio of writing tools. The total fair value of the purchase consideration was $1.8 million. The purchase consideration included deferred cash consideration of $0.8 million, which was paid out in four quarterly installments during the years ended December 31, 2017 and 2016.

In May 2016, we acquired all of the outstanding interests of Imagine Easy Solutions, LLC (Imagine Easy), a privately held online learning company that provides a portfolio of online writing tools. The total fair value of the purchase consideration was $42.3 million which included deferred cash consideration of $17.0 million. We recorded the present value of the deferred cash consideration of $16.4 million at the acquisition date and recorded accretion expense until it was paid to the sellers in April 2017. During the years ended December 31, 2017 and 2016, we recorded accretion expense of $0.2 million and $0.4 million, respectively, through other income (expense), net on our consolidated statements of operations. Further, the consideration included an escrow and a hold-back amount of $4.2 million and $0.5 million, respectively, for general representations and warranties and potential post-closing adjustments. The escrow amount was released in July 2017 and the hold back amount was released during the third quarter of 2016.

The acquisition date fair value of the purchase consideration for the above 2016 acquisitions consisted of the following (in thousands):

Initial cash consideration	$22,007
Net working capital adjustment	200
Fair value of deferred cash consideration	17,127
Escrow	4,200
Hold-back	500
Fair value of purchase consideration	$44,034

Included in the purchase agreement for the acquisition of Imagine Easy are additional payments of up to $18.0 million, of which $3.0 million relates to the achievement of performance conditions for the fiscal year ended 2016. These performance conditions were achieved therefore these payments will be made through April 2019, subject to continued employment of the sellers. These payments are not included in the fair value of the purchase consideration and are expensed ratably as research and development and general and administrative expense on our consolidated statements of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded $0.3 million as of December 31, 2018 included within accrued liabilities on our consolidated balance sheet and $0.4 million as of December 31, 2017 included within prepaid expenses on our consolidated balance sheets for these payments.

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

During the year ended December 31, 2016, we incurred $1.1 million of acquisition-related expenses associated with the above 2016 acquisitions which have been included in general and administrative expenses in our consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Beginning balance	$125,272	$116,239
Additions due to acquisitions	24,673	9,024
Foreign currency translation adjustment	(421)	9
Ending balance	$149,524	$125,272

Intangible assets as of December 31, 2018 and December 31, 2017 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2018
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(13,737)	$17,930
Customer lists	47	9,970	(6,847)	3,123
Trade names	44	6,113	(4,863)	1,250
Non-compete agreements	31	2,018	(1,735)	283
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(271)	—	(271)
Total intangible assets	61	$53,097	$(27,182)	$25,915

	December 31, 2017
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	70	$20,657	$(10,220)	$10,437
Customer lists	47	9,970	(5,480)	4,490
Trade names	46	5,793	(3,465)	2,328
Non-compete agreements	30	1,798	(1,506)	292
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	6	—	6
Total intangible assets	57	$41,824	$(20,671)	$21,153

During the years ended December 31, 2018, 2017 and 2016, amortization expense related to our acquired intangible assets totaled approximately $6.5 million, $5.5 million and $4.6 million, respectively.

As of December 31, 2018, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2019	$6,448
2020	4,816
2021	3,423
2022	2,943
2023	2,276
Thereafter	2,409
Total	$22,315

Note 9. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Reimbursement from Required Materials partners (1)	$3,785	$4,219
Other	5,725	3,626
Other current assets	$9,510	$7,845

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Payable to Required Materials partners (2)	$6,420	$8,001
Acquisition-related compensation	8,536	623
Taxes payable	3,864	3,337
Accrued purchases of long-lived assets	1,210	3,573
Other	14,047	15,540
Accrued liabilities	$34,077	$31,074

_______________________________________
(1) Reimbursement from Required Materials partners represents the cost of print textbooks sourced on their behalf.
(2) Payable to Required Materials partners represents the amounts owed to our partners for the rental and sale of print textbooks.

Note 10. Convertible Senior Notes

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

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date, subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events, described in the indenture, occur prior to the applicable maturity date, we will also increase the conversion rate for a holder who elects to convert their notes in connection with such specified corporate events. During the year ended December 31, 2018, the conditions allowing holders of the notes to convert have not been met. The notes are therefore not convertible during the year ended December 31, 2018 and are classified as long-term debt.

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

We incurred issuance costs related to the notes of approximately $9.4 million, consisting of the initial purchasers' discount of $8.6 million and other issuance costs of approximately $0.8 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the principal amount of the notes. Transaction costs attributable to the liability component of approximately $7.6 million, were recorded as debt issuance cost, presented as a reduction to the convertible debt on our consolidated balance sheet, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity component were approximately $1.7 million and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

As of December 31, 2018
Principal	$345,000
Unamortized debt discount	(54,817)
Unamortized issuance costs	(6,515)
Net carrying amount	$283,668

The net carrying amount of the equity component of the notes is as follows (in thousands):

As of December 31, 2018
Debt discount for conversion option	$64,193
Issuance costs	(1,749)
Net carrying amount	$62,444

As of December 31, 2018, the remaining life of the notes is approximately 4.4 years.

Based on the closing price of our common stock of $28.42 on December 31, 2018, the if-converted value of the notes was approximately $363.8 million and exceeds the principal amount of $345 million by approximately $18.8 million.

The effective interest rate of the liability component of the notes is 4.34% and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have an associated convertible feature. The following table sets forth the total interest expense recognized related to the notes (in thousands):

Year Ended December 31, 2018
Contractual interest expense	$645
Amortization of debt discount	9,377
Amortization of issuance costs	1,117
Total interest expense	$11,139

Capped Call Transactions

Concurrently with the offering of the notes in April 2018, we used $39.2 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions cover 12,801,260 shares of our common stock and are intended to effectively increase the overall conversion price from $26.95 to $40.68 per share. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheet and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

Note 11. Revolving Line of Credit

In September 2016, we entered into a revolving line of credit, which was amended in March 2018, with an aggregate principal amount of $30.0 million (the Line of Credit) with an accordion feature that, subject to the lender's discretion, allows us to borrow up to a total of $50.0 million. In December 2018, we canceled our line of credit and had not drawn down any amounts through December 2018.

Note 12. Commitments and Contingencies

We lease our offices under operating leases, which expire at various dates through 2024. Our primary operating lease commitments at December 31, 2018 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon, Georgia and New York in the United States and internationally in India, Israel and Berlin. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rental expense, net of sublease income, was approximately $3.2 million, $2.7 million and $1.9 million in the years ended December 31, 2018, 2017 and 2016, respectively.

The aggregate future minimum lease payments as of December 31, 2018, are as follows (in thousands):

2019	$5,222
2020	5,251
2021	4,775
2022	3,999
2023	3,421
Thereafter	788
Total	$23,456

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

On September 27, 2018 a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. The suit is purportedly brought on behalf of purchasers of our securities between July 30, 2018 and September 25, 2018. The complaint seeks unspecified compensatory damages, as well as interest, costs and attorneys’ fees. On November 15, 2018, a second purported securities class action captioned Kurland v. Chegg, Inc. et al. (Case No. 3:18-cv-06714-CRB) was filed in the U.S. District Court for the Northern District of California against us, our CEO, and our CFO. The Shah and Kurland actions contain similar allegations, assert similar claims, and seek similar relief, and on January 24, 2019, the Court consolidated the two actions. Plaintiffs will file a consolidated amended complaint, or designate an operative complaint, by March 29, 2019. We believe that the claims are without merit and intends to defend ourself vigorously.
NetSoc, LLC (“NetSoc”) filed a complaint for patent infringement against us in the U.S. District Court for the Southern District of New York on November 5, 2018.  NetSoc alleges that our Chegg Tutors service infringes U.S. Patent No. 9,978,107 (“the ’107 Patent”).  A responsive pleading was filed on February 19, 2019.  An initial status conference is set for March 1, 2019.  The complaint seeks unspecified compensatory damages.
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

Note 13. Guarantees and Indemnifications

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2018.

Note 14. Common Stock

We are authorized to issue 400 million shares of common stock, with a par value per share of $0.001. As of December 31, 2018, we have reserved the following shares of common stock for future issuance:

December 31, 2018
Outstanding stock options	4,776,481
Outstanding RSUs and PSUs	10,804,808
Shares available for grant under the 2013 Plan	16,955,417
Shares available for issuance under the 2013 ESPP	6,693,361
Total common shares reserved for future issuance	39,230,067

Stock Plans

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2018 there were 16,955,417 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than 10 years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our Board of Directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2018, there were 6,693,361 shares of common stock available for future issuance under the 2013 ESPP.

Note 15. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenues	$420	$316	$172
Research and development	17,055	14,333	14,771
Sales and marketing	6,703	5,007	6,124
General and administrative	27,852	18,703	20,718
Total share-based compensation expense	$52,030	$38,359	$41,785

Fair Value of 2013 ESPP and Stock Options

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of each right to purchase shares under our 2013 ESPP and stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the fair value of our common stock based on active market and requires input on the following subjective assumptions:

Expected Term. The expected term for rights to purchase shares under the 2013 ESPP is half a year. The expected term for options granted to employees, officers, and directors is calculated as the midpoint between the vesting date and the end of the contractual term of the options.

Expected Volatility. The expected volatility is based on the average volatility of our stock price over the expected term.

Expected Dividends. The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate. The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected term.

The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Years Ended December 31,
	2018	2017	2016
Expected term (years)	0.50	0.50	0.50
Expected volatility	42.07%-44.97%	38.15%-45.57%	35.10%-75.74%
Dividend yield	—%	—%	—%
Risk-free interest rate	2.09%-2.50%	1.04%-1.42%	0.38%-0.62%
Weighted-average grant-date fair value per share	$7.14	$3.55	$1.79

The following table summarizes the key assumptions used to determine the fair value of our stock options granted:

Year Ended December 31, 2016
Expected term (years)	5.50
Expected volatility	56.94%
Dividend yield	—%
Risk-free interest rate	1.43%
Weighted-average grant-date fair value per share	$2.58

We did not grant any stock option awards during the years ended December 31, 2018 and 2017.

Fair Value of Restricted Stock Units (RSUs) and of Performance-Based Restricted Stock Units (PSUs)

RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of RSUs is subject to the employee’s continuing service to us, while vesting of PSUs is subject to our achievement of specified corporate financial performance objectives in addition to the employee's continuing service to us. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis for RSUs and on a graded basis for PSUs, contingent on the achievement of performance conditions. RSUs are typically fully vested at the end of three or four years while PSUs vest subject to the achievement of performance objectives and if achieved, typically vest over two to three years. We assess the achievement of performance objectives on a quarterly basis and adjust our share-based payment expense as appropriate.

2013 ESPP Activity

There were 253,301 shares purchased under the 2013 ESPP for the year ended December 31, 2018 at an average price per share of $15.77 with cash proceeds from the issuance of shares of $4.0 million.

There were 377,530 shares purchased under the 2013 ESPP for the year ended December 31, 2017 at an average price per share of $7.88 with cash proceeds from the issuance of shares of $3.0 million.

Stock Option Activity

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	8,066,846	$8.97	4.64	$59,318,983
Exercised	(3,290,365)	8.34
Balance at December 31, 2018	4,776,481	$9.40	4.25	$90,848,450

The total intrinsic value of options exercised during 2018, 2017 and 2016, was approximately $57.2 million, $16.8 million and $0.6 million, respectively.

As of December 31, 2018, all options outstanding were fully vested and exercisable and therefore we will not recognize any additional share-based compensation expense.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	14,335,115	$6.78
Granted	3,691,552	21.67
Released	(5,616,838)	6.64
Canceled	(1,605,021)	7.28
Balance at December 31, 2018	10,804,808	$11.87

2018 PSU Grants

In August 2018, in conjunction with our acquisition of StudyBlue, we granted PSUs under the 2013 Plan to certain employees. The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain strategic performance targets during 2018 and 2019. As of December 31, 2018, we believe the final settlement will meet the maximum threshold based on specified objective performance targets approved by the Compensation Committee. These PSUs will vest over a three-year period, with the initial vesting occurring in September 2019.

The number of shares underlying the August 2018 PSUs granted during the year ended December 31, 2018 totaled 45,756 shares and had a grant date fair value of $28.74 per share.

In March 2018, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2018. Based on the achievement of the performance conditions for the March 2018 grant, the final settlement exceeded the target threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2019.

The number of shares underlying the March 2018 PSUs granted during the year ended December 31, 2018 totaled 845,934 shares and had a grant date fair value of $19.70 per share.

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

As of December 31, 2018, we had a total of approximately $67.4 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.4 years.

Stock Warrants

As of December 31, 2018, we no longer had exercisable common stock warrants.

During the year ended December 31, 2018, 100,000 common stock warrants were exercised at an exercise price of $12.00. During the year ended December 31, 2017, 100,000 common stock warrants were exercised at an exercise price of $12.00. No common stock warrants were exercised in the year ended December 31, 2016.

Note 16. Income Taxes

We recorded an income tax provision of approximately $1.4 million, $1.8 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The income tax provision for the years ended December 31, 2018, 2017 and 2016 was primarily due to state and foreign income tax expense and federal and state tax expense related to tax amortization of acquired indefinite lived intangible assets.

Our income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$(91)	$(103)	$(18)
State	(73)	100	321
Foreign	1,374	1,523	959
Total current income taxes	1,210	1,520	1,262

Deferred income taxes:
Federal	155	(992)	503
State	76	75	48
Foreign	(11)	1,199	(106)
Total deferred income taxes	220	282	445
Total income tax provision	$1,430	$1,802	$1,707

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$(18,617)	$(20,983)	$(42,687)
Foreign	5,159	2,502	2,149
Total	$(13,458)	$(18,481)	$(40,538)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Years Ended December 31,
	2018	2017	2016
Income tax at U.S. statutory rate	21.0%	34.0%	34.0%
State, net of federal benefit	14.8	8.3	1.7
Foreign rate differential	(3.0)	(3.8)	(0.3)
Share-based compensation	178.7	38.2	(9.1)
Non-deductible expenses	(4.4)	(1.1)	(0.2)
Tax credits	26.7	7.8	(0.4)
Tax Cuts and Jobs Act impact	—	(220.2)	—
Acquisition related	15.2	—	—
Other	(2.1)	0.4	(0.7)
Change in valuation allowance	(257.5)	126.6	(29.2)
Total	(10.6)%	(9.8)%	(4.2)%

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law, enacting significant changes to the U.S. Internal Revenue Code. The Tax Act made broad and complex changes to the U.S. tax code.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, as of December 31, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the year ended December 31, 2017 was based in part on our best estimate of the effects of the transition tax and existing deferred tax balances with our understanding of the Tax Act and guidance available as of the date of filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings which was a benefit of $0.1 million. We also provided withholding tax on the deemed repatriation of foreign earnings of $1.2 million. Under guidance in place at December 31, 2018, no adjustments to our provisional effects of the Tax Act recorded at December 31, 2017 were necessary. As of December 22, 2018 we have completed our accounting for the income tax effects of the Tax Act.

The Tax Act also included provisions for the GILTI tax inclusion, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Under the U.S. generally accepted accounting principles companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). We are electing the period-cost method for any tax as a result of the GILTI provisions.

A summary of our deferred tax assets is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Accrued expenses and reserves	$1,661	$1,665
Share-based compensation	13,083	14,430
Accrued compensation	2,075	—
Net operating loss carryforwards	106,659	71,653
Property and equipment, textbooks and intangibles assets	3,745	3,905
Other items	2,905	960
Gross deferred tax assets	130,128	92,613
Valuation allowance	(125,844)	(91,183)
Total deferred tax assets	4,284	1,430

Deferred tax liabilities:
Other	(5,943)	(2,869)
Total deferred tax liabilities	(5,943)	(2,869)

Net deferred tax liability	$(1,659)	$(1,439)

At December 31, 2018 and 2017 the deferred tax liability is created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability can be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $34.7 million during the year ended December 31, 2018 and decreased by $18.9 million during the year ended December 31, 2017.

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of approximately $372 million and $273 million, respectively, which will begin to expire in years beginning 2028 and 2019, respectively.

As of December 31, 2018, we had tax credit carryforwards for federal and state income tax purposes of approximately $12.4 million and $9.4 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As described above, the Tax Act included a transition tax in 2017 that taxed any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. As a result of this tax and the accrual of associated distribution tax, we have no unrecorded tax liabilities associated with unremitted foreign retained earnings as of December 31, 2017. As of December 31, 2018, we intend to permanently reinvest all 2018 earnings from our international subsidiaries. As such we have not provided for any remaining tax effect, if any, of limited outside basis difference of our foreign subsidiaries based upon plans of future reinvestment. As a result of the Tax Act this amount is anticipated to be insignificant. The determination of the future tax consequences of the remittance of thee earnings is not practicable.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2018, 2017 and 2016, we recognized a decrease of $0.7 million, an increase of $0.2 million and a decrease of $18 thousand of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2018 and 2017 were approximately $73 thousand and $0.8 million, respectively.

During the year ended December 31, 2018, we settled an Israel tax audit for 2014 and 2015.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2018 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$5,772	$4,882	$4,849
Increase in tax positions for prior years	758	280	478
Decrease in tax positions for prior years	(569)	(101)	(855)
Decrease in tax positions for prior year settlement	(149)	(172)	(32)
Decrease in tax positions for prior years due to statutes lapsing	(103)	(169)	(76)
Increase in tax positions for current year	3,112	978	595
Change due to translation of foreign currencies	(50)	74	(77)
Ending balance	$8,771	$5,772	$4,882

The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.2 million for the year ended December 31, 2018. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 17. Restructuring Charges (Credits)

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the NRCCUA where they will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital marketing services for colleges and universities. As a result of this strategic partnership, approximately 55 employees in China and the United States supporting the sales and account support functions of our marketing services offerings were terminated. During the year ended December 31, 2018, we recorded workforce reduction costs of $0.3 million and lease termination and other costs of $19 thousand and during the year ended December 31, 2017, we recorded workforce reduction costs of $0.9 million and lease termination and other costs of $0.1 million. We expect remaining costs incurred to date related to this workforce reduction to be fully paid during the first half of 2019.

2015 Restructuring Plan

During the year ended December 31, 2018, we recorded restructuring charges of $0.3 million, primarily related to our vacant office space in Georgia that we have not been able to sublease. We expect remaining costs incurred to date related to the lease termination and other costs to be fully paid by 2021.

The following table summarizes the activity related to the accrual for restructuring charges (credits) (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2017	$—	$—	$306	$306
Restructuring charges (credits)	941	148	(42)	1,047
Cash payments	(897)	(128)	(43)	(1,068)
Write-offs	—	(20)	—	(20)
Balance at December 31, 2017	44	—	221	265
Restructuring charges (credits)	253	19	317	589
Cash payments	(151)	(19)	(218)	(388)
Write-offs	—	—	(18)	(18)
Balance at December 31, 2018	$146	$—	$302	$448

As of December 31, 2018, the $0.4 million liability was comprised of a short-term accrual of $0.3 million included within accrued liabilities and a long-term accrual of $0.1 million included within other liabilities on the consolidated balance sheet.

Note 18. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2018, 2017 and 2016, we had purchases of $3.3 million, $3.2 million and $3.1 million, respectively, from Adobe. We had $0.1 million in revenues during the years ended December 31, 2018 and 2017, and no revenues during the year ended December 31, 2016 from Adobe. We had an immaterial amount and $0.3 million in payables as of December 31, 2018 and 2017, respectively, to Adobe. We had no outstanding receivables as of December 31, 2018 and an immaterial amount of outstanding receivables as of December 31, 2017 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the years ended December 31, 2018, 2017 and 2016, we had purchases of $15.1 million, $11.5 million and $10.2 million, respectively, from Cengage.  We had $2.5 million, $1.9 million and $0.6 million in revenues during the years ended December 31, 2018, 2017 and 2016, respectively, from Cengage. We had $0.1 million in payables as of December 31, 2018 and 2017, to Cengage. We had an immaterial amount and $0.3 million in outstanding accounts receivables as of December 31, 2018 and 2017, respectively, from Cengage.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the years ended December 31, 2018, 2017 and 2016, we had purchases of $0.1 million, $0.1 million and $0.2 million, respectively, of services from Synack.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the year ended December 31, 2018, 2017 and 2016, we incurred payment processing fees of $1.3 million, $1.0 million and $0.9 million, respectively, to PayPal.

Note 19. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the year ended December 31, 2018, 2017 and 2016, our matching contributions totaled approximately $1.4 million, $1.1 million, and $0.9 million, respectively.

Note 20. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Product Information

We derive our revenues from our Chegg Services and Required Materials product lines. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver. Required Materials includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands):

	December 31,
	2018	2017	2016
Chegg Services	$253,985	$185,683	$129,335
Required Materials	67,099	69,383	124,755
Total net revenues	$321,084	$255,066	$254,090

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenues information is based on the location of the customer. In 2018, 2017 and 2016, substantially all of our revenues and long-lived assets are located in the United States.

Note 21. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total net revenues	$76,949	$74,222	$74,237	$95,676
Gross profit	$56,725	$56,438	$54,319	$73,606
Net (loss) income	$(2,617)	$(3,909)	$(13,709)	$5,347
Weighted average shares used to compute net (loss) income per share:
Basic	110,904	112,738	114,184	115,123
Diluted	110,904	112,738	114,184	125,610
Net (loss) income per share:
Basic	$(0.02)	$(0.03)	$(0.12)	$0.05
Diluted	$(0.02)	$(0.03)	$(0.12)	$0.04

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total net revenues	$62,602	$56,317	$62,640	$73,507
Gross profit	$41,206	$39,275	$40,284	$54,126
Net (loss) income	$(6,401)	$(6,025)	$(11,516)	$3,659
Weighted average shares used to compute net (loss) income per share:
Basic	92,830	95,047	103,041	108,968
Diluted	92,830	95,047	103,041	121,557
Net (loss) income per share:
Basic	$(0.07)	$(0.06)	$(0.11)	$0.03
Diluted	$(0.07)	$(0.06)	$(0.11)	$0.03

We recorded restructuring charges of $0.3 million, $17 thousand, $15 thousand and $0.2 million during the three months ended December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively. We recorded restructuring charges of $24 thousand, $64 thousand, $59 thousand and $0.9 million during the three months ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of WriteLab and StudyBlue, which are included in the December 31, 2018 consolidated financial statements and constituted in the aggregate less than 1% of total assets as of December 31, 2018, and less than 1% of total net revenues for the year ended December 31, 2018. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Stockholder Proposals to Be Presented at Next Annual Meeting.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2 Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2018, 2017, and 2016
	Balance at Beginning of Year	Provision (Release) for Bad Debts	Net Write-offs	Balance at End of Year
Allowance for doubtful accounts
2018	$259	$142	$(172)	$229
2017	$436	$47	$(224)	$259
2016	$378	$58	$—	$436

	Years Ended December 31, 2018, 2017, and 2016
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund Reserve
2018	$282	$21,240	$(21,126)	$396
2017	$487	$22,446	$(22,651)	$282
2016	$4,538	$26,373	$(30,424)	$487

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of the Registrant effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on September 19, 2018.	8-K	001-36180	9/20/18	3.1
4.01	Form of Registrant’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01

4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 7, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-190616	08/14/13	4.02
4.03	Indenture dated April 3, 2018 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	4/3/18	4.1
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and the Registrant, dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and the Registrant, dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and the Registrant, dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and the Registrant, dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Nathan Schultz and the Registrant, dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.10*	Offer Letter between Jenny Brandemuehl and the Registrant, dated January 9, 2013	10-K	001-36180	2/23/17	10.09
10.11*	Offer Letter between Esther Lem and the Registrant, dated December 9, 2010	10-K	001-36180	2/26/18	10.11
10.13	Lease between Silicon Valley CA-I, LLC and the Registrant, dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.14	Commencement Date Memorandum between Silicon Valley CA-I, LLC and the Registrant, dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.15	First Amendment dated as of June 4, 2018 by and between Chegg, Inc. and Freedom Circle LLC.	8-K	001-36180	6/5/18	99.1
10.16	Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.16
10.17	Amendment to Lease, dated as of May 13, 2011, amended the Standard Industrial Lease Agreement between Pattillo Industrial Partners, LLC and the Registrant, dated as of October 17, 2009	S-1	333-190616	08/14/13	10.17
10.18†	2015 Inventory Purchase and Consignment Agreement dated April 3, 2015, by and among Ingram Hosting Holdings Inc., the Company and Ingram Book Group Inc.	10-K	001-36180	2/26/18	10.17
10.19	Interest Purchase Agreement by and among Chegg Inc., and Imagine Easy Solutions, LLC and the Sellers, dated as of April 28, 2016.	8-K	001-36180	5/2/16	99.03
10.20	Credit Agreement dated September 21, 2016 by and between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	9/22/16	99.1
10.21	First Amendment to Credit Agreement dated March 28, 2018 by and between Chegg, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36180	4/26/18	10-01

10.22†	First Supplement to the 2015 Inventory Purchase and Consignment Agreement, entered into as of May 30, 2017 and effective as of December 29, 2016, by and among Chegg, Inc. and Ingram Hosting Holdings LLC.	10-K	001-36180	2/26/18	10.20
10.23†	Amendment to Textbook Services Agreement, dated as of January 1, 2018 by and among Chegg, Inc. and Ingram Hosting Holdings LLC (f/k/a Ingram Hosting Holdings Inc.) and Ingram Book Group LLC (f/k/a Ingram Book Group Inc.).	10-K	001-36180	2/26/18	10.21
16.01	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 12, 2018.	8-K	00-36180	3/12/18	16.01
21.01	List of Subsidiaries					X
23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

†	Confidential treatment has been granted for portions of this exhibit by the SEC.
*	Indicates a management contract or compensatory plan.
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

CHEGG, INC.
February 25, 2019	By:	/S/ DAN ROSENSWEIG
Dan Rosensweig
President, Chief Executive Officer and Co-Chairman

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Co-Chairman	February 25, 2019
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 25, 2019
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller	February 25, 2019
Robin Tomasello	(Principal Accounting Officer)

/S/ JEFFREY HOUSENBOLD	Director	February 25, 2019
Jeffrey Housenbold

/S/ RENEE BUDIG	Director	February 25, 2019
Renee Budig

	Director	February 25, 2019
Marne Levine

/S/ RICHARD SARNOFF	Director and Co-Chairman	February 25, 2019
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 25, 2019
Ted Schlein

/S/ JOHN YORK	Director	February 25, 2019
John York