Form 10-Q
period 2019-03-31
CHEGG, INC
filed 2019-04-29
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of April 26, 2019, the Registrant had 118,548,013 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, #1 In Textbook Rentals, and the Chegg “C” logo, are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$914,500	$374,664
Short-term investments	70,080	93,345
Accounts receivable, net of allowance for doubtful accounts of $27 and $229 at March 31, 2019 and December 31, 2018, respectively	8,870	12,733
Prepaid expenses	15,739	4,673
Other current assets	9,691	9,510
Total current assets	1,018,880	494,925
Long-term investments	12,533	16,052
Property and equipment, net	72,937	59,904
Goodwill	149,481	149,524
Intangible assets, net	24,097	25,915
Right of use assets	15,875	—
Other assets	15,412	14,618
Total assets	$1,309,215	$760,938
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,341	$8,177
Deferred revenue	26,276	17,418
Current operating lease liabilities	4,640	—
Accrued liabilities	35,706	34,077
Total current liabilities	72,963	59,672
Long-term liabilities
Convertible senior notes, net	789,380	283,668
Long-term operating lease liabilities	15,424	—
Other long-term liabilities	3,311	6,964
Total long-term liabilities	808,115	290,632
Total liabilities	881,078	350,304
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 118,196,707 and 115,500,418 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	118	116
Additional paid-in capital	839,924	818,113
Accumulated other comprehensive loss	(900)	(1,019)
Accumulated deficit	(411,005)	(406,576)
Total stockholders' equity	428,137	410,634
Total liabilities and stockholders' equity	$1,309,215	$760,938
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues	$97,409	$76,949
Cost of revenues	23,335	20,224
Gross profit	74,074	56,725
Operating expenses:
Research and development	32,692	25,533
Sales and marketing	18,717	15,336
General and administrative	23,670	18,256
Restructuring charges	22	220
Total operating expenses	75,101	59,345
Loss from operations	(1,027)	(2,620)
Interest expense and other income, net:
Interest expense, net	(4,232)	(20)
Other income, net	1,567	564
Total interest expense and other income, net	(2,665)	544
Loss before provision for income taxes	(3,692)	(2,076)
Provision for income taxes	626	541
Net loss	$(4,318)	$(2,617)
Net loss per share, basic and diluted	$(0.04)	$(0.02)
Weighted average shares used to compute net loss per share, basic and diluted	116,730	110,904
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,318)	$(2,617)
Other comprehensive income:
Change in net unrealized gain (loss) on available for sale investments, net of tax	119	(91)
Change in foreign currency translation adjustments, net of tax	—	511
Other comprehensive income	119	420
Total comprehensive loss	$(4,199)	$(2,197)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of convertible senior notes, net of issuance costs	—	—	180,887	—	—	180,887
Purchase of convertible senior notes capped call	—	—	(85,050)	—	—	(85,050)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	709	1	5,819	—	—	5,820
Net issuance of common stock for settlement of RSUs	2,451	2	(76,044)	—	—	(76,042)
Issuance of common stock in connection with acquisition	41	—	1,160	—	—	1,160
Share-based compensation expense	—	—	15,038	—	—	15,038
Other comprehensive income	—	—	—	119	—	119
Net loss	—	—	—	—	(4,318)	(4,318)
Balances at March 31, 2019	118,197	$118	$839,924	$(900)	$(411,005)	$428,137

	Three Months Ended March 31, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	109,668	$110	$782,845	$(282)	$(391,611)	$391,062
Cumulative-effect adjustment to accumulated deficit related to adoption of ASUs	—	—	—	—	(77)	(77)
Issuance of common stock upon exercise of stock options and ESPP	628	1	5,218	—	—	5,219
Net issuance of common stock for settlement of RSUs	2,419	2	(35,640)	—	—	(35,638)
Warrant exercises	34	—	—	—	—	—
Share-based compensation expense	—	—	11,642	—	—	11,642
Other comprehensive income	—	—	—	420	—	420
Net loss	—	—	—	—	(2,617)	(2,617)
Balances at March 31, 2018	112,749	$113	$764,065	$138	$(394,305)	$370,011
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,318)	$(2,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	6,785	5,217
Share-based compensation expense	15,038	11,642
Amortization of debt discount and issuance costs	4,005	—
Operating lease expense, net of accretion	1,049	—
Other non-cash items	(44)	(41)
Change in assets and liabilities:
Accounts receivable	4,024	2,783
Prepaid expenses and other current assets	(11,522)	(7,894)
Other assets	(1,166)	(506)
Accounts payable	(1,836)	(3,068)
Deferred revenue	8,858	5,185
Accrued liabilities	216	(4,286)
Other liabilities	(3,148)	138
Net cash provided by operating activities	17,941	6,553
Cash flows from investing activities
Purchases of marketable securities	(21,572)	(12,511)
Maturities of marketable securities	48,805	21,630
Purchases of property and equipment	(14,060)	(4,883)
Net cash provided by investing activities	13,173	4,236
Cash flows from financing activities
Common stock issued under stock plans, net	6,982	5,222
Payment of taxes related to the net share settlement of equity awards	(76,044)	(35,640)
Proceeds from issuance of convertible senior notes, net of issuance costs	682,594	—
Purchase of convertible senior notes capped call	(85,050)	—
Repurchase of common stock	(20,000)	—
Net cash provided by (used in) financing activities	508,482	(30,418)
Net increase (decrease) in cash, cash equivalents and restricted cash	539,596	(19,629)
Cash, cash equivalents and restricted cash, beginning of period	375,945	126,963
Cash, cash equivalents and restricted cash, end of period	$915,541	$107,334

Supplemental cash flow data:
Cash paid during the period for:
Interest	$—	$19
Income taxes	$626	$503
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,126	$—
Non-cash investing activities:
Accrued purchases of long-lived assets	$5,127	$3,204

	March 31,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$914,500	$106,827
Restricted cash included in other current assets	121	84
Restricted cash included in other assets	920	423
Total cash, cash equivalents and restricted cash	$915,541	$107,334
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholder's equity, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2019, our results of operations, stockholder's equity, and cash flows for the three months ended March 31, 2019 and 2018. Our results of operations, stockholder's equity, and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2018 as 2018.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Except for our policies on leases and convertible senior notes, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (ROU) assets, operating lease liabilities within current liabilities, and operating lease liabilities within long-term liabilities on our condensed consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our condensed consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term. Operating lease cost for minimum lease payments is recognized on a straight-line basis over the lease term.

Convertible Senior Notes, net

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” In accounting for their issuance, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our condensed consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, restructuring charges (credits), share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, the valuation of our convertible senior notes, and operating lease ROU assets and operating lease liabilities. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

The FASB has issued four ASUs related to Accounting Standards Codification (ASC) 842. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASC 842 requires an entity to recognize a ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The amendments in this update also require certain quantitative and qualitative disclosures about leasing arrangements.

We have adopted ASC 842 on January 1, 2019 and have elected the transition method of adoption that allows for a modified retrospective adoption with a cumulative-effect adjustment to the opening balance of accumulated deficit and recorded an immaterial decrease to our opening balance of accumulated deficit. As a result, we have not changed previously disclosed amounts or provided additional disclosures for comparative periods. We initially recorded ROU assets of $17.2 million and lease liabilities of $21.1 million on our condensed consolidated balance sheet. ASC 842 does not have a material impact to our condensed consolidated statement of operations. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. See Note 8. Leases for more information.

Note 2. Revenues

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Chegg Services	$75,292	$56,277	$19,015	34%
Required Materials	22,117	20,672	1,445	7%
Total net revenues	$97,409	$76,949	$20,460	27%

During the three months ended March 31, 2019, we recognized $12.4 million of revenues that were included in our deferred revenue balance as of December 31, 2018. During the three months ended March 31, 2019, there was an immaterial amount of revenues recognized from performance obligations satisfied in previous periods. The aggregate amount of unsatisfied performance obligations is approximately $29.0 million as of March 31, 2019, of which substantially all is expected to be recognized into revenues over the next year and the remainder within three years.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2019	December 31, 2018	$	%
Accounts receivable, net	$8,870	$12,733	$(3,863)	(30)%
Deferred revenue	$26,276	$17,418	$8,858	51%

During the three months ended March 31, 2019, our accounts receivable, net balance decreased by $3.9 million, or 30%, primarily due to an improvement in cash collections. During the three months ended March 31, 2019, our deferred revenue balance increased by $8.9 million, or 51%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals driven by the seasonality of our business as well as the deferred variable consideration. Our contract assets balance was immaterial as of March 31, 2019 and December 31, 2018.

Note 3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and shares related to convertible senior notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(4,318)	$(2,617)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	116,730	110,904

Net loss per share, basic and diluted	$(0.04)	$(0.02)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	3,258	4,079
RSUs and PSUs	6,732	8,791
Shares related to convertible senior notes	3,332	—
Employee stock purchase plan	41	—
Total common stock equivalents	13,363	12,870

Shares related to convertible senior notes represents the anti-dilutive impact of our issuance of $345 million in aggregate principal amount of our 0.25% convertible senior notes due in 2023 (2023 notes) as the average price of our common stock during the three months ended March 31, 2019 was higher than the conversion price of $26.95. While these shares are anti-dilutive during the three months ended March 31, 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions described in Note 7, there will be no economic dilution from the 2023 notes up to $40.68, as exercise of the capped call instruments will reduce any dilution from the notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our issuance of $700 million in aggregate principal amount of our 0.125% convertible senior notes due in 2025 (2025 notes) were anti-dilutive during the three months ended March 31, 2019.

Note 4. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, and investments’ adjusted cost, net unrealized gain/(loss) and fair value as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$279,928	$—	$279,928	$351,345	$—	$351,345
Money market funds	613,210	—	613,210	5,052	—	5,052
Commercial paper	21,369	(7)	21,362	18,267	—	18,267
Total cash and cash equivalents	$914,507	$(7)	$914,500	$374,664	$—	$374,664
Short-term investments:
Commercial paper	$28,360	$(3)	$28,357	$40,500	$(12)	$40,488
Corporate securities	26,235	(3)	26,232	38,616	(87)	38,529
U.S. treasury securities	15,488	3	15,491	14,333	(5)	14,328
Total short-term investments	$70,083	$(3)	$70,080	$93,449	$(104)	$93,345
Long-term investments:
Corporate securities	$10,842	$56	$10,898	$14,429	$(5)	$14,424
U.S. treasury securities	1,633	2	1,635	1,630	(2)	1,628
Total long-term investments	$12,475	$58	$12,533	$16,059	$(7)	$16,052

The adjusted cost and fair value of available-for-sale investments as of March 31, 2019 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$91,452	$91,442
Due in 1-2 years	12,475	12,533
Investments not due at a single maturity date	613,210	613,210
Total	$717,137	$717,185

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of March 31, 2019, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of one month, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2019 and 2018, we did not recognize any impairment charges.

Restricted Cash

As of March 31, 2019 and December 31, 2018, we had approximately $1.0 million and $1.3 million, respectively, of restricted cash that consists of security deposits for our corporate offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based on the remaining term of the lease from the balance sheet dates.

Strategic Investments

In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record other-than-temporary impairment charges on our investments during the three months ended March 31, 2019 and 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended March 31, 2019 and 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$613,210	$613,210	$—
Commercial paper	21,362	—	21,362
Short-term investments:
Commercial paper	28,357	—	28,357
Corporate securities	26,232	—	26,232
U.S. treasury securities	15,491	15,491	—
Long-term investments:
Corporate securities	10,898	—	10,898
U.S. treasury securities	1,635	1,635	—
Total assets measured and recorded at fair value	$717,185	$630,336	$86,849

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,052	$5,052	$—
Commercial paper	18,267	—	18,267
Short-term investments:	—
Commercial paper	40,488	—	40,488
Corporate securities	38,529	—	38,529
U.S. treasury securities	14,328	14,328	—
Long-term investments:
Corporate securities	14,424	—	14,424
U.S. treasury securities	1,628	1,628	—
Total assets measured and recorded at fair value	$132,716	$21,008	$111,708

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2023 notes and 2025 notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 7.

The carrying amounts and estimated fair values of the notes as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 notes	$502,252	$693,945	$—	$—
2023 notes	$287,128	$520,108	$283,668	$416,156
Convertible senior notes, net	$789,380	$1,214,053	$283,668	$416,156

The carrying amount of the 2025 notes and 2023 notes as of March 31, 2019 was net of unamortized debt discount of $185.0 million and $51.7 million, respectively, and unamortized issuance costs of $12.8 million and $6.1 million, respectively. The carrying amount of the 2023 notes as of December 31, 2018 was net of unamortized debt discount of $54.8 million and unamortized issuance costs of $6.5 million.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	$149,524	$125,272
Additions due to acquisitions	—	24,673
Foreign currency translation adjustment	(43)	(421)
Ending balance	$149,481	$149,524

Intangible assets as of March 31, 2019 and December 31, 2018 consist of the following (in thousands, except weighted-average amortization period):

	March 31, 2019
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(14,821)	$16,846
Customer lists	47	9,970	(7,188)	2,782
Trade names	44	6,113	(5,162)	951
Non-compete agreements	31	2,018	(1,801)	217
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(299)	—	(299)
Total intangible assets	61	$53,069	$(28,972)	$24,097

	December 31, 2018
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(13,737)	$17,930
Customer lists	47	9,970	(6,847)	3,123
Trade names	44	6,113	(4,863)	1,250
Non-compete agreements	31	2,018	(1,735)	283
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(271)	—	(271)
Total intangible assets	61	$53,097	$(27,182)	$25,915

During the three months ended March 31, 2019 and 2018, amortization expense related to our acquired intangible assets totaled approximately $1.8 million and $1.4 million, respectively.

As of March 31, 2019, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2019	$4,658
2020	4,816
2021	3,423
2022	2,943
2023	2,276
Thereafter	2,381
Total	$20,497

Note 7. Convertible Senior Notes

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes). In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The total net proceeds from the notes are as follows (in thousands):

	2025 Notes	2023 Notes
Principal amount	$700,000	$345,000
Less initial purchasers’ discount	(16,625)	(8,625)
Less other issuance costs	(781)	(757)
Net proceeds	$682,594	$335,618

The notes are our senior, unsecured obligations and are governed by indenture agreements by and between us and Wells Fargo Bank, National Association, as Trustee (the indentures). The 2025 notes bear interest of 0.125% per year which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The 2025 notes will mature on March 15, 2025 (the 2025 notes maturity date), unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2023 notes bear interest of 0.25% per year which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The 2023 notes will mature on May 15, 2023 (the 2023 notes maturity date), unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Each $1,000 principal amount of the 2025 notes will initially be convertible into 19.3956 shares of our common stock. This is equivalent to an initial conversion price of approximately $51.56 per share, which is subject to adjustment in certain circumstances. Each $1,000 principal amount of the 2023 notes will initially be convertible into 37.1051 shares of our common stock. This is equivalent to an initial conversion price of approximately $26.95 per share, which is subject to adjustment in certain circumstances.

Prior to the close of business on the business day immediately preceding December 15, 2024 for the 2025 notes and February 15, 2023 for the 2023 notes, the notes are convertible at the option of holders only upon satisfaction of the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 for the 2025 notes and June 30, 2018 for the 2023 notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the respective conversion price for the notes on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	if we call any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of certain specified corporate events described in the indentures.

On or after December 15, 2024 for the 2025 notes and February 15, 2023 for the 2023 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election.

If we undergo a fundamental change, as defined in the indentures, prior to the respective maturity dates, subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events, described in the indentures, occur prior to the respective maturity dates, we will also increase the conversion rate for a holder who elects to convert their notes in connection with such specified corporate events.

During the three months ended March 31, 2019, the conditions allowing holders of the 2025 notes to convert have not been met and are therefore not convertible during the three months ended March 31, 2019. During the three months ended March 31, 2019, the conditions allowing holders of the 2023 notes to convert have been met and are therefore convertible during the three months ended March 31, 2019. None of the holders of the 2023 notes elected to convert their notes into shares of our common stock during the three months ended March 31, 2019.

In accounting for the issuance of the notes, we separated the notes into liability and equity components. The carrying amount of the liability components for the 2025 notes and 2023 notes of approximately $514.5 million and $280.8 million, respectively, was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity components for the 2025 notes and 2023 notes of approximately $185.5 million and $64.2 million, respectively, representing the conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the notes. This difference between the principal amount of the notes and the liability components represents the debt discount, presented as a reduction to the notes on our condensed consolidated balance sheet, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity components of the notes are included in additional paid-in capital on our condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs related to the 2025 notes of approximately $17.4 million, consisting of the initial purchasers' discount of $16.6 million and other issuance costs of approximately $0.8 million. We incurred issuance costs related to the 2023 notes of approximately $9.4 million, consisting of the initial purchasers' discount of $8.6 million and other issuance costs of approximately $0.8 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the notes. Transaction costs attributable to the liability components for the 2025 notes and 2023 notes of approximately $12.8 million and $7.6 million, respectively, were recorded as debt issuance cost, presented as a reduction to the notes on our condensed consolidated balance sheet, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity components for the 2025 notes and 2023 notes were approximately $4.6 million and $1.7 million, respectively, and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	March 31, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Principal	$700,000	$345,000	$345,000
Unamortized debt discount	(184,990)	(51,725)	(54,817)
Unamortized issuance costs	(12,758)	(6,147)	(6,515)
Net carrying amount	$502,252	$287,128	$283,668

The net carrying amount of the equity component of the notes is as follows (in thousands):

	March 31, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Debt discount for conversion option	$185,500	$64,193	$64,193
Issuance costs	(4,613)	(1,749)	(1,749)
Net carrying amount	$180,887	$62,444	$62,444

As of March 31, 2019, the remaining lives of the 2025 notes and 2023 notes are approximately 6.0 and 4.1 years, respectively, and are classified as long-term debt.

Based on the closing price of our common stock of $38.12 on March 31, 2019, the if-converted value of the 2025 notes was approximately $517.6 million which is less than the principal amount of $700 million by approximately $182.4 million and the if-converted value of the 2023 notes was approximately $488.0 million which exceeds the principal amount of $345 million by approximately $143.0 million.

The effective interest rate of the liability components for the 2025 notes and 2023 notes are 5.4% and 4.34%, respectively, and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31, 2019
	2025 Notes	2023 Notes
Contractual interest expense	$14	$213
Amortization of debt discount	510	3,091
Amortization of issuance costs	35	369
Total interest expense	$559	$3,673

Capped Call Transactions

Concurrently with the offering of the 2025 notes and 2023 notes, we used $85.1 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions cover 13,576,920 and 12,801,260 shares of our common stock for the 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheet and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Impact to Earnings per Share

The notes will have no impact to diluted earnings per share until the average price of Chegg’s common stock exceeds the conversion price for the 2025 notes and 2023 notes of $51.56 and $26.95 per share, respectively, because we intend to settle the principal amount of the notes in cash upon conversion. Under the treasury stock method, in periods we report net income, we are required to include the effect of additional shares that may be issued under the notes when the average price of our common stock exceeds the conversion price. However, as a result of the capped call transactions described above, there will be no economic dilution from the 2025 notes and 2023 notes up to $79.32 and $40.68, respectively, as exercise of the capped call instruments will reduce any dilution from the notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price.

Note 8. Leases

We have operating leases for corporate offices worldwide, which expire at various dates through 2024. Our primary operating lease commitments at March 31, 2019 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon, Georgia and New York in the United States and internationally in India, Israel and Germany.

As of March 31, 2019, we had operating lease ROU assets of $15.9 million and operating lease liabilities of $20.1 million. As of March 31, 2019, we do not have finance leases recorded on our condensed consolidated balance sheet. As of March 31, 2019, our weighted average remaining lease term was 4.3 years. During the three months ended March 31, 2019, our weighted average discount rate was 4.7%.

Operating lease expense was approximately $1.3 million during the three months ended March 31, 2019. Variable lease cost was immaterial during the three months ended March 31, 2019. We did not record any sublease income or short term lease cost during the three months ended March 31, 2019.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2019, are as follows (in thousands):

March 31, 2019
Remaining nine months of 2019	$4,101
2020	5,200
2021	4,724
2022	3,948
2023	3,424
Thereafter	788
Total future minimum lease payments	22,185
Less imputed interest	(2,121)
Total lease liabilities	$20,064

The aggregate future minimum lease payments as of December 31, 2018, are as follows (in thousands):

December 31, 2018
2019	$5,222
2020	5,251
2021	4,775
2022	3,999
2023	3,421
Thereafter	788
Total	$23,456

Note 9. Commitments and Contingencies

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

On September 27, 2018 a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. The suit is purportedly brought on behalf of purchasers of our securities between July 30, 2018 and September 25, 2018. The complaint seeks unspecified compensatory damages, as well as interest, costs and attorneys’ fees. On November 15, 2018, a second purported securities class action captioned Kurland v. Chegg, Inc. et al. (Case No. 3:18-cv-06714-CRB) was filed in the U.S. District Court for the Northern District of California against us, our CEO, and our CFO. The Shah and Kurland actions contain similar allegations, assert similar claims, and seek similar relief, and on January 24, 2019, the Court consolidated the two actions. On March 29, 2019, the Plaintiffs filed a Lead Plaintiff's notice of Voluntary Dismissal Without Prejudice.
NetSoc, LLC (“NetSoc”) filed a complaint for patent infringement against us in the U.S. District Court for the Southern District of New York on November 5, 2018.  NetSoc alleges that our Chegg Tutors service infringes U.S. Patent No. 9,978,107 (“the ’107 Patent”).  A responsive pleading was filed on February 19, 2019 and an initial status conference was held on March 1, 2019.  The parties have been ordered to schedule mediation. The complaint seeks unspecified compensatory damages.

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in either matter. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

Note 10. Guarantees and Indemnifications

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2019.

Note 11. Stockholders' Equity

In conjunction with our 2025 notes offering in March 2019, we repurchased 504,286 shares of our common stock at an average price per share of $39.66.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$125	$94
Research and development	4,917	4,133
Sales and marketing	1,808	1,589
General and administrative	8,188	5,826
Total share-based compensation expense	$15,038	$11,642

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	10,804,808	$11.87
Granted	1,440,428	39.95
Released	(4,352,468)	8.97
Canceled	(727,939)	7.12
Balance at March 31, 2019	7,164,829	$19.76

As of March 31, 2019, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $98.1 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.9 years.

Note 12. Income Taxes

We recorded an income tax provision of approximately $0.6 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively, primarily due to state and foreign income tax expense.

Note 13. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where they will assume responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital marketing services for colleges and universities. As a result of this strategic partnership, approximately 55 employees in China and the United States supporting the sales and account support functions of our marketing services offerings were terminated. Costs incurred to date are expected to be fully paid within 1 month.

2015 Restructuring Plan

We recorded a reduction of $0.3 million to our 2015 Restructuring Plan liability related to our adoption of ASU 2016-02, Leases (Topic 842) during the three months ended March 31, 2019. Our 2015 Restructuring Plan is now complete.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2018	$44	$—	$221	$265
Restructuring charges	253	19	317	589
Cash payments	(151)	(19)	(218)	(388)
Write-offs	—	—	(18)	(18)
Balance at December 31, 2018	146	—	302	448
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	(302)	(302)
Restructuring charges	22	—	—	22
Cash payments	(132)	—	—	(132)
Balance at March 31, 2019	$36	$—	$—	$36

Note 14. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three months ended March 31, 2019 and 2018, we had purchases of $1.0 million and $1.7 million, respectively, from Adobe. We had no revenues during the three months ended March 31, 2019 and $0.1 million of revenues during the three months ended March 31, 2018 from Adobe. We had an immaterial amount in payables as of March 31, 2019 and December 31, 2018 to Adobe. We had no outstanding receivables as of March 31, 2019 and December 31, 2018 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage).  During the three months ended March 31, 2019 and 2018, we had purchases of $9.1 million and $5.1 million, respectively, from Cengage.  We had $1.2 million and $1.9 million of revenues during the three months ended March 31, 2019, respectively, from Cengage. We had $0.5 million and $0.1 million in payables as of March 31, 2019 and December 31, 2018, respectively, to Cengage. We had an immaterial amount of outstanding receivables as of March 31, 2019 and December 31, 2018 from Cengage.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three months ended March 31, 2019 and 2018, we incurred payment processing fees of $0.4 million to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the three months ended March 31, 2019, we had purchases of $0.3 million of services from Synack.

Note 15. Subsequent Event

On April 3, 2019, in conjunction with our March 2019 issuance of the 2025 notes, we issued an additional $100 million of the 2025 notes from the initial purchasers fully exercising their option to purchase additional notes. We used approximately $12.2 million of the additional proceeds to pay for the cost of additional privately negotiated capped call transactions. The notes from this additional issuance and additional capped call transactions follow the same terms as disclosed in Note 7. Convertible Senior Notes.

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

During the three months ended March 31, 2019 and 2018, we generated net revenues of $97.4 million and $76.9 million, respectively, and in the same periods had net losses of $4.3 million and $2.6 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

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

In the aggregate, Chegg Services revenues were 77% and 73% of net revenues during the three months ended March 31, 2019 and 2018, respectively.

Required Materials

Our Required Materials product line includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks. We have entered into agreements with partners to provide our customers a wide variety of print textbooks. These agreements have allowed us to reduce and eliminate the capital requirements and operating expenses that were historically incurred to acquire and maintain a print textbook library. As a result, our revenues include a share on the total transaction amount that we earn upon fulfillment of a rental or sale transaction using print textbooks for which our partners have title and risk of loss, as opposed to the total transaction amount. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of March 31, 2019. We also use our website to rent, sell and source used print textbooks on behalf of our partners. We attract students to our website by offering to buy back their used print textbooks as opposed to selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 23% and 27% of net revenues during the three months ended March 31, 2019 and 2018, respectively.

Seasonality of Our Business

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2019		2018
Net revenues	$97,409	100%	$76,949	100%
Cost of revenues(1)	23,335	24	20,224	26
Gross profit	74,074	76	56,725	74
Operating expenses(1):
Research and development	32,692	34	25,533	33
Sales and marketing	18,717	19	15,336	20
General and administrative	23,670	24	18,256	24
Restructuring charges	22	—	220	—
Total operating expenses	75,101	77	59,345	77
Loss from operations	(1,027)	(1)	(2,620)	(3)
Total interest expense and other income, net	(2,665)	(3)	544	1
Loss before provision for income taxes	(3,692)	(4)	(2,076)	(2)
Provision for income taxes	626	(1)	541	(1)
Net loss	$(4,318)	(5)%	$(2,617)	(3)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$125		$94
Research and development	4,917		4,133
Sales and marketing	1,808		1,589
General and administrative	8,188		5,826
Total share-based compensation expense	$15,038		$11,642

Three Months Ended March 31, 2019 and 2018

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Chegg Services	$75,292	$56,277	$19,015	34%
Required Materials	22,117	20,672	1,445	7
Total net revenues	$97,409	$76,949	$20,460	27%

Chegg Services revenues increased $19.0 million, or 34%, during the three months ended March 31, 2019, compared to the same period in 2018 due to growth in subscriptions for our Chegg Study service and revenues from our Chegg Writing service. Chegg Services revenues were 77% and 73% of net revenues during the three months ended March 31, 2019 and 2018, respectively. Required Materials revenues increased $1.4 million, or 7%, during the three months ended March 31, 2019, compared to the same period in 2018. Required Materials revenues were 23% and 27% of net revenues during the three months ended March 31, 2019 and 2018, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Cost of revenues(1)	$23,335	$20,224	$3,111	15%

(1) Includes share-based compensation expense of:	$125	$94	$31	33%

Cost of revenues increased $3.1 million, or 15%, during the three months ended March 31, 2019, respectively, compared to the same period in 2018. The increase was primarily attributable to higher amortization of content of $1.5 million, higher payment processing fees of $0.6 million, higher shipping expenses of $0.5 million related to the shift in mix to publisher partner print textbook rentals where we pay for shipping, and higher eTextbook license fees of $0.7 million as more students shift from traditional print textbooks to eTextbooks. Gross margins increased to 76% during the three months ended March 31, 2019 from 74% compared to the same period in 2018.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Research and development(1)	$32,692	$25,533	$7,159	28%
Sales and marketing(1)	18,717	15,336	3,381	22
General and administrative(1)	23,670	18,256	5,414	30
Restructuring charges	22	220	(198)	(90)
Total operating expenses	$75,101	$59,345	$15,756	27%

(1) Includes share-based compensation expense of:
Research and development	$4,917	$4,133	$784	19%
Sales and marketing	1,808	1,589	219	14
General and administrative	8,188	5,826	2,362	41
Share-based compensation expense	$14,913	$11,548	$3,365	29%

Research and Development

Research and development expenses increased $7.2 million, or 28%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in employee-related expenses of $4.1 million, higher technology expenses to support our research and development of $1.8 million, higher share-based compensation expenses of $0.8 million, higher employer taxes largely driven by the increase in our stock price of $0.6 million, and higher depreciation and amortization expenses of $0.3 million, compared to the same period in 2018. Research and development expenses as a percentage of net revenues were 34% during the three months ended March 31, 2019 compared to 33% during the same period in 2018, remaining relatively flat. The increases in research and development expenses during the three months ended March 31, 2019 compared to the same period in 2018 are primarily driven by increased headcount as a result of our acquisitions of StudyBlue and WriteLab during 2018.

Sales and Marketing

Sales and marketing expenses increased by $3.4 million, or 22%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to higher employer taxes largely driven by the increase in our stock price of $0.2 million, higher share-based compensation expenses of $0.2 million, and higher marketing expenses of $2.6 million, compared to the same period in 2018. Sales and marketing expenses as a percentage of net revenues were 19% during the three months ended March 31, 2019 compared to 20% during the same period in 2018, remaining relatively flat.

General and Administrative

General and administrative expenses increased $5.4 million, or 30%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to higher employee-related expenses of $1.2 million, higher share-based compensation expenses of $2.4 million, higher employer taxes largely driven by the increase in our stock price of $1.1 million, and higher facilities expenses of $1.0 million driven by office expansion, compared to the same period in 2018. General and administrative expenses as a percentage of net revenues were flat at 24% during the three months ended March 31, 2019 and 2018.

Restructuring Charges

Restructuring charges of $0.2 million recorded during the three months ended March 31, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid within 1 month.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Interest expense, net	$(4,232)	$(20)	$(4,212)	n/m
Other income, net	1,567	564	1,003	178
Total interest expense and other income, net	$(2,665)	$544	$(3,209)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three months ended March 31, 2019 compared to the same period in 2018 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to the notes.

Other income, net, increased during the three months ended March 31, 2019 compared to the same periods in 2018 primarily related to the interest earned on our investments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Provision for income taxes	$626	$541	$85	16%

We recorded an income tax provision of approximately $0.6 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively. The increase during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity were cash, cash equivalents, and investments totaling $997.1 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In March 2019 and April 2018, we closed offerings of our 2025 notes and 2023 notes generating net proceeds of approximately $682.6 million and $335.6 million, respectively, after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2025 notes and 2023 notes mature on March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of March 31, 2019, we have incurred cumulative losses of $411.0 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes and our 2025 notes offering, and cash generated from operations.

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

Most of our cash is held in the United States. As of March 31, 2019, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$17,941	$6,553
Net cash provided by investing activities	$13,173	$4,236
Net cash provided by (used in) financing activities	$508,482	$(30,418)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 was $17.9 million. Our net loss of $4.3 million was offset by significant non-cash operating expenses including depreciation and amortization expense of $6.8 million, share-based compensation expense of $15.0 million, and the amortization of debt discount and issuance costs related to the notes of $4.0 million.

Net cash provided by operating activities during the three months ended March 31, 2018 was $6.6 million. Our net loss of $2.6 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $5.2 million and share-based compensation expense of $11.6 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2019 was $13.2 million and was primarily related to the maturity of marketable securities of $48.8 million, partially offset by the purchases of property and equipment of $14.1 million and the purchases of marketable securities of $21.6 million.

Net cash provided by investing activities during the three months ended March 31, 2018 was $4.2 million and was primarily provided by the maturity of marketable securities of $21.6 million, partially offset by the purchases of property and equipment of $4.9 million and the purchases of marketable securities of $12.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $508.5 million and was related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $682.6 million and the proceeds from the issuance of common stock under stock plans of $7.0 million, partially offset by the payment of $76.0 million in taxes related to the net share settlement of equity awards, the purchase of convertible senior notes capped call instrument of $85.1 million and the repurchase of common stock of $20.0 million.

Net cash used in financing activities during the three months ended March 31, 2018 was $30.4 million and was related to the payment of $35.6 million in taxes related to the net share settlement of equity awards partially offset by the proceeds from the issuance of common stock under stock plans totaling $5.2 million.

Contractual Obligations and Other Commitments

In March 2019, we closed an offering of the 2025 notes for gross proceeds of $700.0 million and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for total gross proceeds of $800 million. See Note 7, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There were no other material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1. Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2019, we closed an offering of the 2025 notes for gross proceeds of $700.0 million and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for total gross proceeds of $800 million. We carry these notes at face value less unamortized debt discount and debt issuance costs on our condensed consolidated balance sheets. Because the notes have a fixed annual interest rate, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 7, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There have been no other material changes in our market risk during the three months ended March 31, 2019, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (PENDING)

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

On September 27, 2018 a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Company shareholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, based on allegedly misleading statements regarding the Company’s security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. The suit is purportedly brought on behalf of purchasers of our securities between July 30, 2018 and September 25, 2018. The complaint seeks unspecified compensatory damages, as well as interest, costs and attorneys’ fees. On November 15, 2018, a second purported securities class action captioned Kurland v. Chegg, Inc. et al. (Case No. 3:18-cv-06714-CRB) was filed in the U.S. District Court for the Northern District of California against us, our CEO, and our CFO. The Shah and Kurland actions contain similar allegations, assert similar claims, and seek similar relief, and on January 24, 2019, the Court consolidated the two actions. On March 29, 2019, the Plaintiffs filed a Lead Plaintiff's notice of Voluntary Dismissal Without Prejudice.
NetSoc, LLC (“NetSoc”) filed a complaint for patent infringement against us in the U.S. District Court for the Southern District of New York on November 5, 2018.  NetSoc alleges that our Chegg Tutors service infringes U.S. Patent No. 9,978,107 (“the ’107 Patent”).  A responsive pleading was filed on February 19, 2019 and an initial status conference was held on March 1, 2019.  The parties have been ordered to schedule mediation. The complaint seeks unspecified compensatory damages.

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in either matter. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We face the risks, expenses and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our evolving business model;

•	develop new products and services, both independently and with developers or other third parties;

•	attract and retain students and increase their engagement with our learning platform;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including distributors, publishers, wholesalers, colleges and brands;

•	attract and retain brands to our marketing services;

•	develop a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand into foreign markets.

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

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on mobile app stores such as iTunes and Google Play to allow students to locate and download Chegg mobile applications that enable our services. Our ability to maintain the number of students directed to our website is not entirely within our control. Our competitors' search engine optimization (SEO) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our search result page ranking or in ways that make it harder for students to find our website, or if our competitors’ SEO efforts are more successful than ours, overall growth could slow, student engagement could decrease, and fewer students may use our platform. These modifications may be prompted by search engine companies entering the online networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of students directed to our website could harm our business and operating results.

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

Our facilities and information systems, as well as those of our third-party service providers, also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss of, misuse of or theft of data. While we have implemented physical, technical and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have affected both private and public cloud services, including Amazon Web Services (AWS), that have required software updates and patches to mitigate such vulnerabilities and such updates and patches have required servers to be offline and potentially slow their performance.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2019 and 2018 were $4.3 million and $2.6 million, respectively. As of March 31, 2019, we had an accumulated deficit of $411.0 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018, math technology with the acquisition of Cogeon in 2017, and flashcard tools with the acquisition of StudyBlue in 2018. We are currently in the process of transitioning these users to the Chegg platform and integrating these brands into the Chegg platform. We may not successfully transition these users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions.

Our ability to acquire and integrate larger or more complex businesses, products, services, operations or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions we may issue equity or equity-linked securities, which could be dilutive, or debt, which could be costly, potentially dilutive, and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products, personnel, operations or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenues and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

We operate in a rapidly changing market and if we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

We have added and plan to continue to add new offerings to our learning platform, including, for example, writing and math tools, to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business may be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and achieve or sustain profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our offerings is uncertain.

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

For instance, in April 2018, an unauthorized party gained access to user data for chegg.com and certain of our family of brands such as EasyBib (the Data Incident). The information that may have been obtained could include a Chegg user’s name, email address, shipping address, Chegg username, and hashed Chegg password. To date, no social security numbers or financial information such as users' credit card numbers or bank account information were obtained. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, our users may be harmed or lose trust and confidence in us, and decrease the use of our services or stop using our services in their entirety, and we would suffer reputational and financial harm.

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

Our products and services compete for students and we expect such competition to increase. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For Chegg Writing, we primarily face competition from other citation generating services such as Noodle Tools. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math Solver, we face competition from other equation solver services such as Mathway and Symbolab. The market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our President, Chief Executive Officer and Co-Chairperson, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. We compensate our employees through a combination of salary, benefits and equity compensation. Volatility or a decline in our stock price may affect our ability to retain and motivate key employees, each of whom has been granted stock options, RSUs or both. Competition for qualified personnel can be intense, and we may not be successful in retaining and motivating such personnel, particularly to the extent our stock price is volatile or at a depressed level, as equity compensation plays an important role in how we compensate our employees. Such individuals may elect to seek employment with other companies that they believe have better long-term prospects. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and media procurement personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

We may need additional capital, and we cannot be sure that additional financing will be available or on favorable terms.

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, particularly if the investment required to fund our operations is greater than we anticipate or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all especially considering that we no longer own a print textbook library, which we previously used as collateral for our debt financings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

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

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing educational institutions affect our business. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibit the preparation or sale of material which should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

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

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against us and our CEO.  The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. For further information on such action, see Part II, Item 1, “Legal Proceedings” above. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2019, we had 27 issued patents and 18 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 37 U.S. trademark registrations and 26 foreign registrations. As of March 31, 2019, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content and our services.

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

We have employees in Germany, Israel, and India and we indirectly contract with individuals in the Ukraine. Additionally, we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 10% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $41.50 through March 31, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	the expiration of contractual lock-up agreements and future sales of our common stock by our officers, directors and existing stockholders or the anticipation of such sales;

•	issuances of additional shares of our common stock in connection with acquisitions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares, including any common stock issued upon conversion of the 2023 notes;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges or brands, publishers or our competitors;

•	political climate in the United States, with a focus on cutting or limiting budgets, higher education and taxation;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations;

•	international stock market conditions; and

•	general economic and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes and currency fluctuations.

Furthermore, both domestic and international stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We believe our stock price may be particularly susceptible to volatility as the stock prices of technology and Internet companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. For instance, on September 27, 2018, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO.  The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. For further information on such action, see Part I, Item 1, “Legal Proceedings” above. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, our stockholders (including holders of notes who receive any shares of our common stock upon conversion of their notes) may only receive a return on their investment in our common stock if the market price of our common stock increases.
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

Risks Related to Our Convertible Senior Notes

Servicing our 0.125% convertible senior notes due 2025 (the “2025 notes”) and 0.25% convertible senior notes due 2023 (the “2023 notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In March 2019 and April 2018, we issued $700.0 million and $345.0 million, respectively, of aggregate principal amount of 2025 notes and 2023 notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to March 2022 for the 2025 notes and May 2021 for the 2023 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

In addition, our ability to repurchase the notes or to pay cash upon conversions of notes may be limited by law, regulatory authority or agreements governing any future indebtedness. Our failure to repurchase the notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or to pay cash upon conversions of notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

In March 2019, we issued $700 million in aggregate principal amount of the 2025 notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the issuance of the notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2019.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

During the three months ended March 31, 2019, we repurchased the following shares:

Period	Total Number of Shares Repurchased (1)	Average Price Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	504,286	$39.66	—	$—

(1) Shares repurchased in conjunction with the 2025 notes.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
4.01	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	001-36180	March 26, 2019	4.1
10.01	Form of Based Capped Call Transaction Confirmation.	8-K	001-36180	March 26, 2019	99.1
10.02	Form of Additional Capped Call Transaction Conformation	8-K	001-36180	April 5, 2019	99.1
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

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

CHEGG, INC.
April 29, 2019	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)