Form 10-Q
period 2019-06-30
CHEGG, INC
filed 2019-07-29
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-36180

CHEGG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3237489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3990 Freedom Circle
Santa Clara, CA, 95054
(Address of principal executive offices)
(408) 855-5700
(Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CHGG	The New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of July 26, 2019, the Registrant had 119,651,393 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$555,792	$374,664
Short-term investments	259,399	93,345
Accounts receivable, net of allowance for doubtful accounts of $23 and $229 at June 30, 2019 and December 31, 2018, respectively	5,948	12,733
Prepaid expenses	12,152	4,673
Other current assets	14,608	9,510
Total current assets	847,899	494,925
Long-term investments	288,682	16,052
Property and equipment, net	76,962	59,904
Goodwill	149,466	149,524
Intangible assets, net	22,374	25,915
Right of use assets	14,756	—
Other assets	15,544	14,618
Total assets	$1,415,683	$760,938
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,131	$8,177
Deferred revenue	18,821	17,418
Current operating lease liabilities	4,774	—
Accrued liabilities	37,425	34,077
Total current liabilities	64,151	59,672
Long-term liabilities
Convertible senior notes, net	874,126	283,668
Long-term operating lease liabilities	14,243	—
Other long-term liabilities	3,592	6,964
Total long-term liabilities	891,961	290,632
Total liabilities	956,112	350,304
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 119,335,960 and 115,500,418 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	119	116
Additional paid-in capital	873,104	818,113
Accumulated other comprehensive loss	(618)	(1,019)
Accumulated deficit	(413,034)	(406,576)
Total stockholders' equity	459,571	410,634
Total liabilities and stockholders' equity	$1,415,683	$760,938

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$93,862	$74,222	$191,271	$151,171
Cost of revenues	20,518	17,784	43,853	38,008
Gross profit	73,344	56,438	147,418	113,163
Operating expenses:
Research and development	32,065	26,218	64,757	51,751
Sales and marketing	11,795	11,437	30,512	26,773
General and administrative	22,622	19,479	46,292	37,735
Restructuring charges	47	15	69	235
Total operating expenses	66,529	57,149	141,630	116,494
Income (loss) from operations	6,815	(711)	5,788	(3,331)
Interest expense and other income, net:
Interest expense, net	(13,514)	(3,664)	(17,746)	(3,684)
Other income, net	5,253	894	6,820	1,458
Total interest expense and other income, net	(8,261)	(2,770)	(10,926)	(2,226)
Loss before provision for income taxes	(1,446)	(3,481)	(5,138)	(5,557)
Provision for income taxes	583	428	1,209	969
Net loss	$(2,029)	$(3,909)	$(6,347)	$(6,526)
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Weighted average shares used to compute net loss per share, basic and diluted	118,790	112,738	117,766	111,826
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,029)	$(3,909)	$(6,347)	$(6,526)
Other comprehensive income:
Change in net unrealized gain (loss) on available for sale investments, net of tax	333	114	452	23
Change in foreign currency translation adjustments, net of tax	(51)	(913)	(51)	(402)
Other comprehensive income (loss)	282	(799)	401	(379)
Total comprehensive loss	$(1,747)	$(4,708)	$(5,946)	$(6,905)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2019	118,197	$118	$839,924	$(900)	$(411,005)	$428,137
Equity component of convertible senior notes, net of issuance costs	—	—	25,860	—	—	25,860
Purchase of convertible senior notes capped call	—	—	(12,150)	—	—	(12,150)
Issuance of common stock upon exercise of stock options and ESPP	845	1	10,225	—	—	10,226
Net issuance of common stock for settlement of RSUs	294	—	(6,207)	—	—	(6,207)
Share-based compensation expense	—	—	15,452	—	—	15,452
Other comprehensive income	—	—	—	282	—	282
Net loss	—	—	—	—	(2,029)	(2,029)
Balances at June 30, 2019	119,336	$119	$873,104	$(618)	$(413,034)	$459,571

	Three Months Ended June 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2018	112,749	$113	$764,065	$138	$(394,305)	$370,011
Equity component of convertible senior notes, net of issuance costs	—	—	62,444	—	—	62,444
Purchase of convertible senior notes capped call	—	—	(39,227)	—	—	(39,227)
Repurchase of common stock	(983)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	1,406	2	12,828	—	—	12,830
Net issuance of common stock for settlement of RSUs	379	—	(4,674)	—	—	(4,674)
Share-based compensation expense	—	—	12,043	—	—	12,043
Other comprehensive loss	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	(3,909)	(3,909)
Balances at June 30, 2018	113,551	$114	$787,480	$(661)	$(398,214)	$388,719

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	1,554	2	16,044	—	—	16,046
Net issuance of common stock for settlement of RSUs	2,745	2	(82,251)	—	—	(82,249)
Issuance of common stock in connection with acquisition	41	—	1,160	—	—	1,160
Share-based compensation expense	—	—	30,490	—	—	30,490
Other comprehensive income	—	—	—	401	—	401
Net loss	—	—	—	—	(6,347)	(6,347)
Balances at June 30, 2019	119,336	$119	$873,104	$(618)	$(413,034)	$459,571

	Six Months Ended June 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	109,668	$110	$782,845	$(282)	$(391,611)	$391,062
Cumulative-effect adjustment to accumulated deficit related to adoption of ASUs	—	—	—	—	(77)	(77)
Equity component of convertible senior notes, net of issuance costs	—	—	62,444	—	—	62,444
Purchase of convertible senior notes capped call	—	—	(39,227)	—	—	(39,227)
Repurchase of common stock	(983)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	2,034	2	18,046	—	—	18,048
Net issuance of common stock for settlement of RSUs	2,798	3	(40,314)	—	—	(40,311)
Warrant exercises	34	—	—	—	—	—
Share-based compensation expense	—	—	23,685	—	—	23,685
Other comprehensive loss	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(6,526)	(6,526)
Balances at June 30, 2018	113,551	$114	$787,480	$(661)	$(398,214)	$388,719
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,347)	$(6,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	13,934	10,665
Share-based compensation expense	30,490	23,685
Amortization of debt discount and issuance costs	17,025	3,421
Deferred income taxes	39	(315)
Operating lease expense, net of accretion	2,168	—
Other non-cash items	(115)	115
Change in assets and liabilities:
Accounts receivable	6,944	2,609
Prepaid expenses and other current assets	(12,942)	(6,773)
Other assets	2,334	(500)
Accounts payable	(5,417)	(1,712)
Deferred revenue	1,403	270
Accrued liabilities	2,397	(2,678)
Other liabilities	(4,067)	1,254
Net cash provided by operating activities	47,846	23,515
Cash flows from investing activities
Purchases of investments	(527,363)	(66,634)
Maturities of investments	86,105	71,980
Purchases of property and equipment	(23,491)	(10,087)
Acquisition of business, net of cash acquired	—	(14,438)
Net cash used in investing activities	(464,749)	(19,179)
Cash flows from financing activities
Common stock issued under stock plans, net	17,208	18,050
Payment of taxes related to the net share settlement of equity awards	(82,251)	(40,314)
Proceeds from issuance of convertible senior notes, net of issuance costs	780,180	335,601
Purchase of convertible senior notes capped call	(97,200)	(39,227)
Repurchase of common stock	(20,000)	(20,000)
Net cash provided by financing activities	597,937	254,110
Net increase in cash, cash equivalents and restricted cash	181,034	258,446
Cash, cash equivalents and restricted cash, beginning of period	375,945	126,963
Cash, cash equivalents and restricted cash, end of period	$556,979	$385,409

Supplemental cash flow data:
Cash paid during the period for:
Interest	$431	$37
Income taxes	$912	$994
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,325)	$—
Non-cash investing activities:
Accrued purchases of long-lived assets	$5,170	$5,337

	June 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$555,792	$384,926
Restricted cash included in other current assets	121	—
Restricted cash included in other assets	1,066	483
Total cash, cash equivalents and restricted cash	$556,979	$385,409
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholder's equity for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2019, our results of operations, results of comprehensive loss, and stockholder's equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Our results of operations, stockholder's equity, and cash flows for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

We have changed the captions on our condensed consolidated statements of cash flows from “purchases of marketable securities” to “purchases of investments” and from “maturities of marketable securities” to “maturities of investments.” This change does not impact any current or previously reported results.

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

Convertible Senior Notes, net

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” In accounting for their issuance, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our condensed consolidated balance sheets, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option for eligible instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides codification updates to ASU 2016-01 and ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. Early adoption is permitted and these guidance updates require a modified retrospective method of adoption. These guidance updates are effective for annual periods beginning after December 15, 2019, and we are currently in the process of evaluating the impact of these guidance updates.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance contained within subtopic 350-40 to develop or obtain internal-use software. Early adoption is permitted and the guidance allows for a retrospective or prospective application. The guidance is effective for annual periods beginning after December 15, 2019, and we are currently in the process of evaluating the impact of this guidance.

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Chegg Services	$80,307	$61,849	$18,458	30%
Required Materials	13,555	12,373	1,182	10
Total net revenues	$93,862	$74,222	$19,640	26

	Six Months Ended June 30,		Change
	2019	2018	$	%
Chegg Services	$155,599	$118,126	$37,473	32%
Required Materials	35,672	33,045	2,627	8
Total net revenues	$191,271	$151,171	$40,100	27

During the three months ended June 30, 2019, we recognized $19.9 million of revenues that were included in our deferred revenue balance as of March 31, 2019. During the six months ended June 30, 2019, we recognized $13.6 million of revenues that were included in our deferred revenue balance as of December 31, 2018. During the three and six months ended June 30, 2019, we recognized $0.7 million of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. The aggregate amount of unsatisfied performance obligations is approximately $21.3 million as of June 30, 2019, of which substantially all is expected to be recognized into revenues over the next year and the remainder within two years.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2019	December 31, 2018	$	%
Accounts receivable, net	$5,948	$12,733	$(6,785)	(53)%
Deferred revenue	$18,821	$17,418	$1,403	8%

During the six months ended June 30, 2019, our accounts receivable, net balance decreased by $6.8 million, or 53%, primarily due to an improvement in cash collections. During the six months ended June 30, 2019, our deferred revenue balance increased by $1.4 million, or 8%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals driven by the seasonality of our business. Our contract assets balance was immaterial as of June 30, 2019 and December 31, 2018.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,029)	$(3,909)	$(6,347)	$(6,526)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	118,790	112,738	117,766	111,826

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	2,753	4,369	3,006	4,321
RSUs and PSUs	3,787	7,079	5,394	8,128
Shares related to convertible senior notes	3,646	—	3,494	—
Total common stock equivalents	10,186	11,448	11,894	12,449

Shares related to convertible senior notes represents the anti-dilutive impact of our issuance of $345 million in aggregate principal amount of our 2023 notes as the average price of our common stock during the three and six months ended June 30, 2019 was higher than the conversion price of $26.95. While these shares are anti-dilutive during the three and six months ended June 30, 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes up to $40.68, as exercise of the capped call instruments will reduce dilution from the 2023 notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our issuance of $800 million in aggregate principal amount of our 2025 notes were anti-dilutive during the three and six months ended June 30, 2019. The average price of our common stock during the three and six months ended June 30, 2019 was lower than the conversion price of our 2025 notes of $51.56. See Note 7 for more information about our convertible senior notes.

Note 4. Cash and Cash Equivalents, and Investments

The following tables shows our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss and fair value as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$234,738	$—	$—	$234,738
Money market funds	268,689	—	—	268,689
Commercial paper	52,375	—	(10)	52,365
Total cash and cash equivalents	$555,802	$—	$(10)	$555,792
Short-term investments:
Commercial paper	$58,717	$3	$(12)	$58,708
Corporate securities	146,074	195	(11)	146,258
U.S. treasury securities	44,398	31	—	44,429
Agency bonds	10,001	3	—	10,004
Total short-term investments	$259,190	$232	$(23)	$259,399
Long-term investments:
Corporate securities	$228,389	$459	$(172)	$228,676
Agency bonds	60,000	6	—	60,006
Total long-term investments	$288,389	$465	$(172)	$288,682

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$351,345	$—	$—	$351,345
Money market funds	5,052	—	—	5,052
Commercial paper	18,267	—	—	18,267
Total cash and cash equivalents	$374,664	$—	$—	$374,664
Short-term investments:
Commercial paper	$40,500	$—	$(12)	$40,488
Corporate securities	38,616	—	(87)	38,529
U.S. treasury securities	14,333	—	(5)	14,328
Total short-term investments	$93,449	$—	$(104)	$93,345
Long-term investments:
Corporate securities	$14,429	$9	$(14)	$14,424
U.S. treasury securities	1,630	—	(2)	1,628
Total long-term investments	$16,059	$9	$(16)	$16,052

The adjusted cost and fair value of available-for-sale investments as of June 30, 2019 by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Due in 1 year or less	$311,565	$311,764
Due in 1-2 years	288,389	288,682
Investments not due at a single maturity date	268,689	268,689
Total	$868,643	$869,135

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of June 30, 2019, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of eight months, and our investment policy generally limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2019 and 2018, we did not recognize any other-than-impairment charges.

Restricted Cash

As of June 30, 2019 and December 31, 2018, we had approximately $1.2 million and $1.3 million, respectively, of restricted cash that primarily consists of security deposits for our corporate offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based upon the term of the remaining restrictions.

Strategic Investments

In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record other-than-temporary impairment charges on our investments during the three and six months ended June 30, 2019 and 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three and six months ended June 30, 2019 and 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$268,689	$268,689	$—
Commercial paper	52,365	—	52,365
Short-term investments:
Commercial paper	58,708	—	58,708
Corporate securities	146,258	—	146,258
U.S. treasury securities	44,429	44,429	—
Agency bonds	10,004	—	10,004
Long-term investments:
Corporate securities	228,676	—	228,676
Agency bonds	60,006	—	60,006
Total assets measured and recorded at fair value	$869,135	$313,118	$556,017

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,052	$5,052	$—
Commercial paper	18,267	—	18,267
Short-term investments:
Commercial paper	40,488	—	40,488
Corporate securities	38,529	—	38,529
U.S. treasury securities	14,328	14,328	—
Long-term investments:
Corporate securities	14,424	—	14,424
U.S. treasury securities	1,628	1,628	—
Total assets measured and recorded at fair value	$132,716	$21,008	$111,708

We value our investments based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any investments valued with a Level 3 input.

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

The carrying amounts and estimated fair values of the notes as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 notes	$583,505	$803,864	$—	$—
2023 notes	290,621	526,988	283,668	416,156
Convertible senior notes, net	$874,126	$1,330,852	$283,668	$416,156

The carrying amount of the 2025 notes and 2023 notes as of June 30, 2019 was net of unamortized debt discount of $202.6 million and $48.6 million, respectively, and unamortized issuance costs of $13.9 million and $5.8 million, respectively. The carrying amount of the 2023 notes as of December 31, 2018 was net of unamortized debt discount of $54.8 million and unamortized issuance costs of $6.5 million.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning balance	$149,524	$125,272
Additions due to acquisitions	—	24,673
Foreign currency translation adjustment	(58)	(421)
Ending balance	$149,466	$149,524

Intangible assets as of June 30, 2019 and December 31, 2018 consist of the following (in thousands, except weighted-average amortization period):

	June 30, 2019
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(15,853)	$15,814
Customer lists	47	9,970	(7,530)	2,440
Trade names	44	6,113	(5,462)	651
Non-compete agreements	31	2,018	(1,840)	178
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(309)	—	(309)
Total intangible assets	61	$53,059	$(30,685)	$22,374

	December 31, 2018
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(13,737)	$17,930
Customer lists	47	9,970	(6,847)	3,123
Trade names	44	6,113	(4,863)	1,250
Non-compete agreements	31	2,018	(1,735)	283
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(271)	—	(271)
Total intangible assets	61	$53,097	$(27,182)	$25,915

During the three and six months ended June 30, 2019, amortization expense related to our acquired intangible assets totaled approximately $1.7 million and $3.5 million, respectively. During the three and six months ended June 30, 2018, amortization expense related to our acquired intangible assets totaled approximately $1.4 million and $2.9 million, respectively.

As of June 30, 2019, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2019	$2,945
2020	4,816
2021	3,423
2022	2,943
2023	2,276
Thereafter	2,371
Total	$18,774

Note 7. Convertible Senior Notes

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The total net proceeds from the notes are as follows (in thousands):

	2025 Notes	2023 Notes
Principal amount	$800,000	$345,000
Less initial purchasers’ discount	(18,998)	(8,625)
Less other issuance costs	(822)	(757)
Net proceeds	$780,180	$335,618

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

•
during the five-business day period after any ten consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

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

During the three and six months ended June 30, 2019, the conditions allowing holders of the 2025 notes to convert had not been met and were therefore not convertible. During the three and six months ended June 30, 2019, the conditions allowing holders of the 2023 notes to convert had been met and are therefore convertible. None of the holders of the 2023 notes elected to convert their notes into shares of our common stock during the three and six months ended June 30, 2019. During the three months ended June 30, 2018, the conditions allowing holders of the notes to convert had not been met and were therefore not convertible.

In accounting for the issuance of the notes, we separated the notes into liability and equity components. The carrying amount of the liability components for the 2025 notes and 2023 notes of approximately $588.0 million and $280.8 million, respectively, was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity components for the 2025 notes and 2023 notes of approximately $212.0 million and $64.2 million, respectively, representing the conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the notes. This difference between the principal amount of the notes and the liability components represents the debt discount, presented as a reduction to the notes on our condensed consolidated balance sheets, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity components of the notes are included in additional paid-in capital on our condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs related to the 2025 notes of approximately $19.8 million, consisting of the initial purchasers' discount of $19.0 million and other issuance costs of approximately $0.8 million. We incurred issuance costs related to the 2023 notes of approximately $9.4 million, consisting of the initial purchasers' discount of $8.6 million and other issuance costs of approximately $0.8 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the notes. Transaction costs attributable to the liability components for the 2025 notes and 2023 notes of approximately $14.6 million and $7.6 million, respectively, were recorded as debt issuance cost, presented as a reduction to the notes on our condensed consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity components for the 2025 notes and 2023 notes were approximately $5.3 million and $1.7 million, respectively, and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	June 30, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Principal	$800,000	$345,000	$345,000
Unamortized debt discount	(202,576)	(48,600)	(54,817)
Unamortized issuance costs	(13,919)	(5,779)	(6,515)
Net carrying amount (liability)	$583,505	$290,621	$283,668

The net carrying amount of the equity component of the notes is as follows (in thousands):

	June 30, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Debt discount for conversion option	$212,000	$64,193	$64,193
Issuance costs	(5,253)	(1,749)	(1,749)
Net carrying amount (equity)	$206,747	$62,444	$62,444

As of June 30, 2019, the remaining lives of the 2025 notes and 2023 notes are approximately 5.7 and 3.9 years, respectively, and are classified as long-term debt.

Based on the closing price of our common stock of $38.59 on June 30, 2019, the if-converted value of the 2025 notes was approximately $598.8 million which is less than the principal amount of $800 million by approximately $201.2 million and the if-converted value of the 2023 notes was approximately $494.0 million which exceeds the principal amount of $345 million by approximately $149.0 million.

The effective interest rate of the liability components for the 2025 notes and 2023 notes are 5.4% and 4.34%, respectively, and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,
	2019		2018
	2025 Notes	2023 Notes	2023 Notes
Contractual interest expense	$251	$215	$210
Amortization of debt discount	8,914	3,125	3,057
Amortization of issuance costs	613	368	364
Total interest expense	$9,778	$3,708	$3,631

	Six Months Ended June 30,
	2019		2018
	2025 Notes	2023 Notes	2023 Notes
Contractual interest expense	$265	$428	$210
Amortization of debt discount	9,424	6,216	3,057
Amortization of issuance costs	648	737	364
Total interest expense	$10,337	$7,381	$3,631

Capped Call Transactions

Concurrently with the offering of the 2025 notes and 2023 notes, we used $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions cover 15,516,480 and 12,801,260 shares of our common stock for the 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Impact to Earnings per Share

The notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price for the 2025 notes and 2023 notes of $51.56 and $26.95 per share, respectively, because we intend to settle the principal amount of the notes in cash upon conversion. Under the treasury stock method, in periods we report net income, we are required to include the effect of additional shares that may be issued under the notes when the average price of our common stock exceeds each respective conversion price. However, as a result of the capped call transactions described above, there will be no economic dilution from the 2025 notes and 2023 notes up to $79.32 and $40.68, respectively, as exercise of the capped call instruments will reduce any dilution from the notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price.

Note 8. Leases

We have operating leases for corporate offices worldwide, which expire at various dates through 2024. Our primary operating lease commitments at June 30, 2019 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon, Georgia and New York in the United States and internationally in India, Israel and Germany.

As of June 30, 2019, we had operating lease ROU assets of $14.8 million and operating lease liabilities of $19.0 million. As of June 30, 2019, we do not have finance leases recorded on our condensed consolidated balance sheet. As of June 30, 2019, our weighted average remaining lease term was 4.1 years. During the three and six months ended June 30, 2019, our weighted average discount rate was 4.7%.

Operating lease expense, net of immaterial sublease income, was approximately $1.2 million and $2.5 million during the three and six months ended June 30, 2019, respectively. Variable lease cost was immaterial during the three and six months ended June 30, 2019. We did not record short term lease cost during the three and six months ended June 30, 2019.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of June 30, 2019, are as follows (in thousands):

June 30, 2019
Remaining six months of 2019	$2,948
2020	5,202
2021	4,682
2022	3,931
2023	3,424
Thereafter	788
Total future minimum lease payments	20,975
Less imputed interest	(1,958)
Total lease liabilities	$19,017

The aggregate future minimum lease payments as of December 31, 2018, are as follows (in thousands):

December 31, 2018
2019	$5,222
2020	5,251
2021	4,775
2022	3,999
2023	3,421
Thereafter	788
Total	$23,456

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

NetSoc, LLC (“NetSoc”) filed a complaint for patent infringement against us in the U.S. District Court for the Southern District of New York on November 5, 2018.  NetSoc alleges that our Chegg Tutors service infringes U.S. Patent No. 9,978,107 (“the ’107 Patent”).  We filed a Motion to Dismiss on February 19, 2019 and an initial status conference was held on March 1, 2019. On July 3, 2019, an order was issued staying proceedings pending determination of the Motion to Dismiss. The complaint seeks unspecified compensatory damages.

We have not recorded any amounts related to the above matter, as we do not believe that a loss is probable. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in this action, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2019.

Note 11. Stockholders' Equity

In conjunction with our 2025 notes offering in March 2019, we repurchased 504,286 shares of our common stock at an average price per share of $39.66.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$74	$103	$199	$197
Research and development	5,218	3,529	10,135	7,662
Sales and marketing	1,754	1,730	3,562	3,319
General and administrative	8,406	6,681	16,594	12,507
Total share-based compensation expense	$15,452	$12,043	$30,490	$23,685

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	10,804,808	$11.87
Granted	1,749,113	39.53
Released	(4,812,355)	9.20
Canceled	(979,126)	9.49
Balance at June 30, 2019	6,762,440	$21.27

As of June 30, 2019, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $92.7 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.7 years.

Note 12. Income Taxes

We recorded an income tax provision of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively, primarily due to state and foreign income tax expense. We recorded an income tax provision of approximately $0.4 million and $1.0 million during the three and six months ended June 30, 2018, respectively, primarily due to foreign and state tax expense offset by federal and state tax benefits related to deferred tax liabilities of acquired intangible assets.

Note 13. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where they assumed responsibility for managing, renewing, and maintaining our existing university contracts and became the exclusive reseller of our digital marketing services for colleges and universities. As a result of this strategic partnership, approximately 55 employees in China and the United States supporting the sales and account support functions of our marketing services offerings were terminated. Costs incurred to date are expected to be fully paid within 4 months.

2015 Restructuring Plan

We recorded a reduction of $0.3 million to our 2015 Restructuring Plan liability related to our adoption of ASU 2016-02, Leases (Topic 842) during the three months ended March 31, 2019. Our 2015 Restructuring Plan is now complete.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2018	$44	$—	$221	$265
Restructuring charges	253	19	317	589
Cash payments	(151)	(19)	(218)	(388)
Write-offs	—	—	(18)	(18)
Balance at December 31, 2018	146	—	302	448
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	(302)	(302)
Restructuring charges	69	—	—	69
Cash payments	(185)	—	—	(185)
Balance at June 30, 2019	$30	$—	$—	$30

Note 14. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and six months ended June 30, 2019, we had purchases of $0.4 million and $1.4 million, respectively, and during the three and six months ended June 30, 2018, we had purchases of $0.6 million and $2.3 million, respectively, from Adobe. We had no revenues during the three and six months ended June 30, 2019 from Adobe. We had no revenues during the three months ended June 30, 2018 and $0.1 million of revenues during the six months ended June 30, 2018 from Adobe. We had no payables as of June 30, 2019 and an immaterial amount as of December 31, 2018 to Adobe. We had no outstanding receivables as of June 30, 2019 and December 31, 2018 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the three and six months ended June 30, 2019, we had purchases of $1.5 million and $10.6 million, respectively, and during the three and six months ended June 30, 2018, we had purchases of $1.4 million and $6.5 million, respectively, from Cengage. We had $0.4 million and $1.6 million of revenues during the three and six months ended June 30, 2019, respectively, and $0.1 million and $2.0 million of revenues during the three and six months ended June 30, 2018, respectively, from Cengage. We had an immaterial amount and $0.1 million in payables as of June 30, 2019 and December 31, 2018, respectively, to Cengage. We had an immaterial amount of outstanding receivables as of June 30, 2019 and December 31, 2018 from Cengage.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and six months ended June 30, 2019, we incurred payment processing fees of $0.4 million and $0.8 million, respectively, and during the three and six months ended June 30, 2018, we incurred processing fees of $0.2 million and $0.6 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the six months ended June 30, 2019, we had purchases of $0.3 million of services from Synack.

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

During the three and six months ended June 30, 2019, we generated net revenues of $93.9 million and $191.3 million, respectively, and in the same periods had net losses of $2.0 million and $6.3 million, respectively. During the three and six months ended June 30, 2018, we generated net revenues of $74.2 million and $151.2 million, respectively, and in the same periods had net losses of $3.9 million and $6.5 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

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

In the aggregate, Chegg Services revenues were 86% and 81% of net revenues during the three and six months ended June 30, 2019, respectively, and 83% and 78% of net revenues during the three and six months ended June 30, 2018, respectively.

Required Materials

Our Required Materials product line includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks. We have entered into agreements with partners to provide our customers a wide variety of print textbooks. These agreements have allowed us to reduce and eliminate the capital requirements and operating expenses that were historically incurred to acquire and maintain a print textbook library. As a result, our revenues include a share on the total transaction amount that we earn upon fulfillment of a rental or sale transaction using print textbooks for which our partners have title and risk of loss, as opposed to the total transaction amount. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of June 30, 2019. We also use our website to rent, sell and source used print textbooks on behalf of our partners. We attract students to our website by offering to buy back their used print textbooks as opposed to selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 14% and 19% of net revenues during the three and six months ended June 30, 2019, respectively, and 17% and 22% of net revenues during the three and six months ended June 30, 2018, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Net revenues	$93,862	100%	$74,222	100%	$191,271	100%	$151,171	100%
Cost of revenues(1)	20,518	22	17,784	24	43,853	23	38,008	25
Gross profit	73,344	78	56,438	76	147,418	77	113,163	75
Operating expenses(1):
Research and development	32,065	34	26,218	36	64,757	34	51,751	34
Sales and marketing	11,795	13	11,437	15	30,512	16	26,773	18
General and administrative	22,622	24	19,479	26	46,292	24	37,735	25
Restructuring charges	47	—	15	—	69	—	235	—
Total operating expenses	66,529	71	57,149	77	141,630	74	116,494	77
Income (loss) from operations	6,815	7	(711)	(1)	5,788	3	(3,331)	(2)
Total interest expense and other income, net	(8,261)	(9)	(2,770)	(4)	(10,926)	(5)	(2,226)	(1)
Loss before provision for income taxes	(1,446)	(2)	(3,481)	(5)	(5,138)	(2)	(5,557)	(3)
Provision for income taxes	583	(1)	428	(1)	1,209	(1)	969	(1)
Net loss	$(2,029)	(3)%	$(3,909)	(6)%	$(6,347)	(3)%	$(6,526)	(4)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$74		$103		$199		$197
Research and development	5,218		3,529		10,135		7,662
Sales and marketing	1,754		1,730		3,562		3,319
General and administrative	8,406		6,681		16,594		12,507
Total share-based compensation expense	$15,452		$12,043		$30,490		$23,685

Three and Six Months Ended June 30, 2019 and 2018

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Chegg Services	$80,307	$61,849	$18,458	30%
Required Materials	13,555	12,373	1,182	10
Total net revenues	$93,862	$74,222	$19,640	26

	Six Months Ended June 30,		Change
	2019	2018	$	%
Chegg Services	$155,599	$118,126	37,473	32%
Required Materials	35,672	33,045	2,627	8
Total net revenues	$191,271	$151,171	40,100	27

Chegg Services revenues increased $18.5 million, or 30%, and $37.5 million, or 32%, during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 due to growth in subscriptions for our Chegg Study service and revenues from our Chegg Writing service. Chegg Services revenues were 86% and 81% of net revenues during the three and six months ended June 30, 2019, respectively, and 83% and 78% of net revenues during the three and six months ended June 30, 2018, respectively. Required Materials revenues increased $1.2 million, or 10%, and $2.6 million, or 8% during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Required Materials revenues were 14% and 19% of net revenues during the three and six months ended June 30, 2019, respectively, and 17% and 22% of net revenues during the three and six months ended June 30, 2018, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Cost of revenues(1)	$20,518	$17,784	$2,734	15%

(1) Includes share-based compensation expense of:	$74	$103	$(29)	(28)

	Six Months Ended June 30,		Change
	2019	2018	$	%
Cost of revenues(1)	$43,853	$38,008	$5,845	15%

(1) Includes share-based compensation expense of:	$199	$197	$2	1

Cost of revenues increased $2.7 million, or 15%, during the three months ended June 30, 2019, compared to the same period in 2018. The increase was primarily attributable to higher amortization of content of $1.8 million, higher payment processing fees of $0.5 million, and higher eTextbook license fees of $0.4 million as more students shift from traditional print textbooks to eTextbooks. Gross margins increased to 78% during the three months ended June 30, 2019, from 76% to the same period in 2018.

Cost of revenues increased $5.8 million, or 15%, during the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily attributable to higher amortization of content of $3.3 million, higher payment processing fees of $1.1 million, and higher eTextbook license fees of $1.1 million as more students shift from traditional print textbooks to eTextbooks. Gross margins increased to 77% during the six months ended June 30, 2019, from 75% in the same period in 2018.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Research and development(1)	$32,065	$26,218	$5,847	22%
Sales and marketing(1)	11,795	11,437	358	3
General and administrative(1)	22,622	19,479	3,143	16
Restructuring charges	47	15	32	n/m
Total operating expenses	$66,529	$57,149	$9,380	16%

(1) Includes share-based compensation expense of:
Research and development	$5,218	$3,529	$1,689	48%
Sales and marketing	1,754	1,730	24	1
General and administrative	8,406	6,681	1,725	26
Share-based compensation expense	$15,378	$11,940	$3,438	29%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Research and development(1)	$64,757	$51,751	$13,006	25%
Sales and marketing(1)	30,512	26,773	3,739	14
General and administrative(1)	46,292	37,735	8,557	23
Restructuring charges	69	235	(166)	n/m
Total operating expenses	$141,630	$116,494	$25,136	22%

(1) Includes share-based compensation expense of:
Research and development	$10,135	$7,662	$2,473	32%
Sales and marketing	3,562	3,319	243	7
General and administrative	16,594	12,507	4,087	33
Share-based compensation expense	$30,291	$23,488	$6,803	29%
_______________________________________
n/m - not meaningful

Research and Development

Research and development expenses increased $5.8 million, or 22%, during the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in employee-related expenses of $3.8 million, higher technology expenses to support our research and development of $0.5 million, higher share-based compensation expenses of $1.7 million, higher employer taxes largely driven by the increases in our stock price of $0.2 million and higher depreciation and amortization expenses of $0.2 million, compared to the same period in 2018. These increases were partially offset by lower outside services of $0.6 million, compared to the same period in 2018. Research and development expenses as a percentage of net revenues were 34% during the three months ended June 30, 2019 compared to 36% during the same period in 2018.

Research and development expenses increased $13.0 million, or 25%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in employee-related expenses of $8.0 million, higher technology expenses to support our research and development of $2.3 million, higher share-based compensation expenses of $2.5 million, higher employer taxes driven by the increases in our stock price of $0.7 million and higher depreciation and amortization expenses of $0.5 million, compared to the same period in 2018. These increases were partially offset by lower outside services of $1.1 million, compared to the same period in 2018. Research and development expenses as a percentage of net revenues were flat at 34% during the six months ended June 30, 2019 and 2018.

Sales and Marketing

Sales and marketing expenses increased by $0.4 million, or 3%, during the three months ended June 30, 2019, compared to the same period in 2018. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense compared to the same period in 2018. Sales and marketing expenses as a percentage of net revenues were 13% during the three months ended June 30, 2019 compared to 15% during the same period in 2018.

Sales and marketing expenses increased by $3.7 million, or 14%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense of $3.4 million, higher share-based compensation expenses of $0.2 million, and higher employer taxes driven by the increases in our stock price of $0.2 million, compared to the same period in 2018. Sales and marketing expenses as a percentage of net revenues were 16% during the six months ended June 30, 2019 compared to 18% during the same period in 2018.

General and Administrative

General and administrative expenses increased $3.1 million, or 16%, during the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to higher employee-related expenses of $0.6 million, higher share-based compensation expenses of $1.7 million, higher employer taxes driven by the increases in our stock price of $0.1 million, and higher outside services of $0.2 million, compared to the same period in 2018. General and administrative expenses as a percentage of net revenues were 24% during the three months ended June 30, 2019 compared to 26% during the same period in 2018.

General and administrative expenses increased $8.6 million, or 23%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to higher employee-related expenses of $1.8 million, higher share-based compensation expenses of $4.1 million, higher employer taxes driven by the increases in our stock price of $1.2 million, higher outside services of $0.4 million, and higher depreciation expense of $0.3 million, compared to the same period in 2018. General and administrative expenses as a percentage of net revenues were 24% during the six months ended June 30, 2019 compared to 25% during the same period in 2018.

Restructuring Charges

Restructuring charges during the three and six months ended June 30, 2019 were not material to our results of operations. Restructuring charges of $0.2 million recorded during the six months ended June 30, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid within 4 months.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Interest expense, net	$(13,514)	$(3,664)	$(9,850)	n/m
Other income, net	5,253	894	4,359	n/m
Total interest expense and other income, net	$(8,261)	$(2,770)	$(5,491)	n/m

	Six Months Ended June 30,		Change
	2019	2018	$	%
Interest expense, net	$(17,746)	$(3,684)	$(14,062)	n/m
Other income, net	6,820	1,458	5,362	n/m
Total interest expense and other income, net	$(10,926)	$(2,226)	$(8,700)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three and six months ended June 30, 2019 compared to the same periods in 2018 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to the notes.

Other income, net, increased during the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily related to additional interest earned on our investments purchased with proceeds from the notes.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Provision for income taxes	$583	$428	$155	36%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Provision for income taxes	$1,209	$969	$240	25%

We recorded an income tax provision of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively, and an income tax provision of approximately $0.4 million and $1.0 million during the three and six months ended June 30, 2018, respectively. The increase during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to an increase in foreign profits and decrease in federal and state tax benefits related to deferred tax liabilities of acquired intangible assets.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.1 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In March 2019/April 2019 and April 2018, we closed offerings of our 2025 notes and 2023 notes generating net proceeds of approximately $780.2 million and $335.6 million, respectively, after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2025 notes and 2023 notes mature on March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of June 30, 2019, we have incurred cumulative losses of $413.0 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes and 2025 notes offerings, and cash generated from operations.

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

Most of our cash is held in the United States. As of June 30, 2019, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$47,846	$23,515
Net cash used in investing activities	$(464,749)	$(19,179)
Net cash provided by financing activities	$597,937	$254,110

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019 was $47.8 million. Our net loss of $6.3 million was offset by significant non-cash operating expenses including depreciation and amortization expense of $13.9 million, share-based compensation expense of $30.5 million, and the amortization of debt discount and issuance costs related to the notes of $17.0 million.

Net cash provided by operating activities during the six months ended June 30, 2018 was $23.5 million. Our net loss of $6.5 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $10.7 million, share-based compensation expense of $23.7 million, and the amortization of debt discount and issuance costs related to the notes of $3.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was $464.7 million and was related to the purchases of property and equipment of $23.5 million and the purchases of investments of $527.4 million, offset by the maturity of investments of $86.1 million.

Net cash used in investing activities during the six months ended June 30, 2018 was $19.2 million and was related to the purchases of property and equipment of $10.1 million, the purchases of investments of $66.6 million, and the acquisition of business, net of cash acquired, of $14.4 million, partially offset by the maturity of investments of $72.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $597.9 million and was related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $780.2 million and the proceeds from the issuance of common stock under stock plans of $17.2 million, partially offset by the purchase of the capped call instruments related to our convertible senior notes of $97.2 million, the repurchase of common stock of $20.0 million, and the payment of $82.3 million in taxes related to the net share settlement of equity awards which became fully vested during the period.

Net cash provided by financing activities during the six months ended June 30, 2018 was $254.1 million and was related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $335.6 million and proceeds from the issuance of common stock under stock plans totaling $18.1 million, partially offset by purchase of the capped call instruments related to our convertible senior notes of $39.2 million, the repurchase of common stock of $20.0 million, and the payment of $40.3 million in taxes related to the net share settlement of equity awards which became fully vested during the period.

Contractual Obligations and Other Commitments

In March 2019, we issued $700 million in aggregate principal amount of the 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. See Note 7, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There were no other material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2019 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1. Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements (unaudited)" of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2019, we issued $700 million in aggregate principal amount of the 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. We carry these notes at face value less unamortized debt discount and debt issuance costs on our condensed consolidated balance sheets. Because the notes have a fixed annual interest rate, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 7, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There have been no other material changes in our market risk during the six months ended June 30, 2019, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NetSoc, LLC (“NetSoc”) filed a complaint for patent infringement against us in the U.S. District Court for the Southern District of New York on November 5, 2018.  NetSoc alleges that our Chegg Tutors service infringes U.S. Patent No. 9,978,107 (“the ’107 Patent”).  We filed a Motion to Dismiss on February 19, 2019 and an initial status conference was held on March 1, 2019. On July 3, 2019, an order was issued staying proceedings pending determination of the Motion to Dismiss. The complaint seeks unspecified compensatory damages.

We have not recorded any amounts related to the above matter, as we do not believe that a loss is probable. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in this action, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Chegg Prep (formerly Chegg Flashcards), Test Prep and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and Ingram's ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended June 30, 2019 and 2018 were $2.0 million and $3.9 million, respectively, and for the six months ended June 30, 2019 and 2018 were $6.3 million and $6.5 million, respectively. As of June 30, 2019, we had an accumulated deficit of $413.0 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

Acquired companies, businesses and assets can be complex and time consuming to integrate. For example, we expanded into internships with the acquisition of internships.com in October 2014, into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018, math technology with the acquisition of Cogeon in 2017, and flash tools with the acquisition of StudyBlue in 2018. We may not successfully transition these users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions.

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

We base our operating expense budgets on expected net revenue trends. Operating expenses, similar to revenues and cost of revenues, fluctuate significantly quarter to quarter due to the seasonality of our business and are generally higher during the first and third quarters as we incur marketing expense in connection with our peak periods at the beginning of each academic term. Because our revenues are concentrated in the fourth quarter and expenses are concentrated in the first and third quarters, we have experienced operating losses in the first and third quarters and operating income in the fourth quarter. As a result, sequential quarterly comparison of our financial results may not be meaningful. Further, a portion of our expenses, such as office space lease obligations and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. The Ingram partnership has resulted in our operating expenses related to textbook acquisition, shipping and fulfillment and warehouse facility lease obligations either decreasing or being eliminated. Nonetheless, we expect to continue to incur significant marketing expenses during peak periods and to have fixed expenses for office space and personnel and as such, we may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

Growing our student user base and their engagement with our learning platform through mobile devices depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

There is no guarantee that students will use our mobile applications, such as the mobile version of our website, m.chegg.com, Chegg Prep (formerly Chegg Flashcards), and Chegg Study, rather than competing products. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google's Android and Apple's iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. In the event that it is more difficult for students to access and use our applications on their mobile devices, or if students choose not to access or use our applications on their mobile devices or use mobile products that do not offer access to our applications, our student growth and student engagement levels could be harmed.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Chegg Writing, Chegg Tutors, Chegg Prep (formerly Chegg Flashcards), and College Admissions and Scholarship Services may be under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service or our Chegg Prep service,in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2019, we had 28 issued patents and 16 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 35 U.S. trademark registrations and 26 foreign registrations. As of June 30, 2019, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content and our services.

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

In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. For example, in 2016 we formally began cooperating, and continue to cooperate, with a group of publishers in a series of audits which identified several thousand potentially fraudulent textbooks which we removed from our inventory. While our fulfillment partner, Ingram, has a system for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, despite this inspection, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be, without our knowledge that they are unauthorized or counterfeit, subsequently sold or rented by us to students, or purchased by us through our buyback program, including on behalf of other buyers participating in our buyback program, and we may be subject to allegations of civil or criminal liability. We may implement additional measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $41.50 through June 30, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In March 2019, we issued $700 million in aggregate principal amount of 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 2023 notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to March 2022 for the 2025 notes and May 2021 for the 2023 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

In April 2019, in conjunction with our issuance of the 2025 notes, we issued an additional $100 million of the 2025 notes from the initial purchasers fully exercising their option to purchase additional notes in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the additional issuance of the 2025 notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019.

ITEM 5. OTHER INFORMATION

The attraction and retention of executive talent continues to be a focus for us. To ensure alignment with peer practices and offer competitive compensation programs, the compensation committee of the Board (Compensation Committee) periodically reviews our executive compensation and employee benefits. After considering data and advice provided by Fredric W. Cook & Co., Inc., the Compensation Committee’s independent compensation consultant, the Compensation Committee approved a Change in Control Severance Plan on July 23, 2019. The Change in Control Severance Plan will provide ongoing retention when we consider potential corporate transactions that may create uncertainty as to future employment and will also allow us to attract talented executives going forward.

Each of our named executive officers, other than our Chief Executive Officer, is eligible to participate in the Change in Control Plan pursuant to a Participation Agreement. To the extent such executives execute a Participation Agreement to become participants in the Plan, each such Participation Agreement will supersede and replace the existing severance protections to which the applicable executives are entitled under their existing arrangements with Chegg. Each of Messrs. Brown, Schultz and Osier and Ms. Lem have executed a Participation Agreement and Ms. Brandemuehl is expected to execute a Participation Agreement at a later date.

The Change in Control Severance Plan and the Participation Agreement thereunder provide that upon a termination of the executive’s employment by Chegg without “cause” (excluding death or disability) or upon a resignation by the executive for “good reason”(each as defined in the Change in Control Severance Plan), in each case during the period commencing three months prior to a “change in control” (as defined in the Change in Control Severance Plan) and ending 12 months following a change in control, subject to the executive’s execution and non-revocation of a release of claims in favor of Chegg, the executive will be entitled to the following benefits:

•
a lump sum payment equal to the sum of (i) 12 months of the executive’s base salary at the rate in effect immediately prior to the date of such termination of employment or the change in control, whichever base salary is greater plus (ii) a pro-rata target cash bonus, if applicable, for the fiscal year in which the termination of employment occurs, prorated for the number of days the executive is employed in such fiscal year prior to the executive’s termination of employment;

•
if the executive timely elects COBRA continuation coverage for executive and his or her eligible dependents, then we will reimburse the executive for COBRA premiums until the earlier of (i) a period of 12 months from the date of termination or (ii) the date upon which executive and/or executive’s eligible dependents become covered under similar plans;

•
full acceleration of each of the executive’s then-outstanding unvested equity awards other than any equity awards subject to performance-based vesting conditions for which the performance period has not yet been completed (“performance awards”); and

•
vesting of performance awards, if at all, as set forth in the terms of the applicable award agreement or, if the treatment upon a change in control is not provided for in the applicable award agreement, based on the actual performance determined as of immediately prior to the change in control or, if such performance is not determinable, based on performance at target.

The Change in Control Severance Plan also provides that if the successor or acquiring company refuses to assume, convert, replace or substitute the executive’s unvested equity awards, then each of the executive’s then-outstanding and unvested equity awards, other than performance awards, will fully accelerate immediately prior to the change in control and the performance awards will be treated as described above.

The foregoing descriptions are qualified in their entirety by the full text of the Change in Control Severance Plan and the form Participation Agreement attached thereto, copies of which are attached hereto as Exhibit 10.03 and incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	Form of Additional Capped Call Transaction Confirmation	8-K	001-36180	April 5, 2019	99.1
10.02	Forms of Agreement for 2013 Equity Plan Agreement					X
10.03	Form of Agreement for Change-in-Control Severance Plan					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X

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

CHEGG, INC.
July 29, 2019	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)