Form 10-Q
period 2019-09-30
CHEGG, INC
filed 2019-11-04
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of November 1, 2019, the Registrant had 120,981,819 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, and the Chegg “C” logo, are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$450,457	$374,664
Short-term investments	345,392	93,345
Accounts receivable, net of allowance for doubtful accounts of $31 and $229 at September 30, 2019 and December 31, 2018, respectively	13,678	12,733
Prepaid expenses	9,654	4,673
Other current assets	24,888	9,510
Total current assets	844,069	494,925
Long-term investments	340,118	16,052
Property and equipment, net	77,667	59,904
Goodwill	149,068	149,524
Intangible assets, net	20,622	25,915
Right of use assets	16,312	—
Other assets	15,836	14,618
Total assets	$1,463,692	$760,938
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,197	$8,177
Deferred revenue	27,457	17,418
Current operating lease liabilities	4,982	—
Accrued liabilities	52,199	34,077
Total current liabilities	88,835	59,672
Long-term liabilities
Convertible senior notes, net	887,215	283,668
Long-term operating lease liabilities	15,315	—
Other long-term liabilities	3,815	6,964
Total long-term liabilities	906,345	290,632
Total liabilities	995,180	350,304
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 120,668,843 and 115,500,418 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	121	116
Additional paid-in capital	894,660	818,113
Accumulated other comprehensive loss	(1,758)	(1,019)
Accumulated deficit	(424,511)	(406,576)
Total stockholders' equity	468,512	410,634
Total liabilities and stockholders' equity	$1,463,692	$760,938

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$94,151	$74,237	$285,422	$225,408
Cost of revenues	22,164	19,918	66,017	57,926
Gross profit	71,987	54,319	219,405	167,482
Operating expenses:
Research and development	36,442	29,045	101,199	80,796
Sales and marketing	16,822	15,690	47,334	42,463
General and administrative	23,752	20,000	70,044	57,735
Restructuring charges	28	17	97	252
Total operating expenses	77,044	64,752	218,674	181,246
(Loss) income from operations	(5,057)	(10,433)	731	(13,764)
Interest expense, net and other income, net:
Interest expense, net	(13,548)	(3,772)	(31,294)	(7,456)
Other income, net	7,751	1,209	14,571	2,667
Total interest expense, net and other income, net	(5,797)	(2,563)	(16,723)	(4,789)
Loss before provision for income taxes	(10,854)	(12,996)	(15,992)	(18,553)
Provision for income taxes	623	713	1,832	1,682
Net loss	$(11,477)	$(13,709)	$(17,824)	$(20,235)
Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.15)	$(0.18)
Weighted average shares used to compute net loss per share, basic and diluted	120,085	114,184	118,547	112,621
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11,477)	$(13,709)	$(17,824)	$(20,235)
Other comprehensive loss:
Change in net unrealized loss on available for sale investments, net of tax	(73)	43	379	66
Change in foreign currency translation adjustments, net of tax	(1,067)	(347)	(1,118)	(749)
Other comprehensive loss	(1,140)	(304)	(739)	(683)
Total comprehensive loss	$(12,617)	$(14,013)	$(18,563)	$(20,918)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2019	119,336	$119	$873,104	$(618)	$(413,034)	$459,571
Issuance of common stock upon exercise of stock options and ESPP	991	1	11,673	—	—	11,674
Net issuance of common stock for settlement of RSUs	319	1	(8,825)	—	—	(8,824)
Issuance of common stock in connection with prior acquisition	23	—	1,843	—	—	1,843
Share-based compensation expense	—	—	16,865	—	—	16,865
Other comprehensive loss	—	—	—	(1,140)	—	(1,140)
Net loss	—	—	—	—	(11,477)	(11,477)
Balances at September 30, 2019	120,669	$121	$894,660	$(1,758)	$(424,511)	$468,512

	Three Months Ended September 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2018	113,551	$114	$787,480	$(661)	$(398,214)	$388,719
Issuance of common stock upon exercise of stock options and ESPP	765	1	5,412	—	—	5,413
Net issuance of common stock for settlement of RSUs	282	—	(5,355)	—	—	(5,355)
Share-based compensation expense	—	—	13,818	—	—	13,818
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(13,709)	(13,709)
Balances at September 30, 2018	114,598	$115	$801,355	$(965)	$(411,923)	$388,582

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	2,545	3	27,717	—	—	27,720
Net issuance of common stock for settlement of RSUs	3,064	3	(91,076)	—	—	(91,073)
Issuance of common stock in connection with prior acquisition	64	—	3,003	—	—	3,003
Share-based compensation expense	—	—	47,355	—	—	47,355
Other comprehensive loss	—	—	—	(739)	—	(739)
Net loss	—	—	—	—	(17,824)	(17,824)
Balances at September 30, 2019	120,669	$121	$894,660	$(1,758)	$(424,511)	$468,512

	Nine Months Ended September 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	109,668	$110	$782,845	$(282)	$(391,611)	$391,062
Cumulative-effect adjustment to accumulated deficit related to adoption of ASUs	—	—	—	—	(77)	(77)
Equity component of convertible senior notes, net of issuance costs	—	—	62,444	—	—	62,444
Purchase of convertible senior notes capped call	—	—	(39,227)	—	—	(39,227)
Repurchase of common stock	(983)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	2,799	3	23,458	—	—	23,461
Net issuance of common stock for settlement of RSUs	3,080	3	(45,669)	—	—	(45,666)
Warrant exercises	34	—	—	—	—	—
Share-based compensation expense	—	—	37,503	—	—	37,503
Other comprehensive loss	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	(20,235)	(20,235)
Balances at September 30, 2018	114,598	$115	$801,355	$(965)	$(411,923)	$388,582
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(17,824)	$(20,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	21,369	16,631
Share-based compensation expense	47,355	37,503
Loss from write-off of property and equipment	832	29
Amortization of debt discount and issuance costs	30,114	6,958
Deferred income taxes	59	(315)
Operating lease expense, net of accretion	3,284	—
Other non-cash items	(370)	51
Change in assets and liabilities:
Accounts receivable	(850)	2,409
Prepaid expenses and other current assets	(20,741)	(24,250)
Other assets	1,989	(587)
Accounts payable	(3,983)	(3,001)
Deferred revenue	10,039	11,841
Accrued liabilities	18,095	16,044
Other liabilities	(2,793)	1,589
Net cash provided by operating activities	86,575	44,667
Cash flows from investing activities
Purchases of investments	(822,869)	(113,276)
Proceeds from sale of investments	53,261	1,800
Maturities of investments	190,744	118,080
Purchases of property and equipment	(31,520)	(18,048)
Acquisition of businesses, net of cash acquired	—	(34,650)
Net cash used in investing activities	(610,384)	(46,094)
Cash flows from financing activities
Common stock issued under stock plans, net	27,723	23,463
Payment of taxes related to the net share settlement of equity awards	(91,076)	(45,669)
Proceeds from issuance of convertible senior notes, net of issuance costs	780,180	335,618
Purchase of convertible senior notes capped call	(97,200)	(39,227)
Repurchase of common stock	(20,000)	(20,000)
Net cash provided by financing activities	599,627	254,185
Net increase in cash, cash equivalents and restricted cash	75,818	252,758
Cash, cash equivalents and restricted cash, beginning of period	375,945	126,963
Cash, cash equivalents and restricted cash, end of period	$451,763	$379,721

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow data:
Cash paid during the period for:
Interest	$901	$55
Income taxes	$1,492	$1,560
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,847	$—
Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,638	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,452	$2,993
Issuance of common stock related to prior acquisition	$3,003	$—

	September 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$450,457	$379,020
Restricted cash included in other current assets	125	—
Restricted cash included in other assets	1,181	701
Total cash, cash equivalents and restricted cash	$451,763	$379,721
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholder's equity for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2019, our results of operations, results of comprehensive loss, and stockholder's equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Our results of operations, stockholder's equity, and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (ROU) assets, operating lease liabilities within current liabilities, and operating lease liabilities within long-term liabilities on our condensed consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our condensed consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term.

Convertible Senior Notes, net

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2025 notes and the 2023 notes are referred to as the “notes.” In accounting for their issuance, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our condensed consolidated balance sheets, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option for eligible instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides codification updates to ASU 2016-01 and ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing incurred loss impairment model for trade receivables with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. Additionally, the concept of other-than-temporary impairment for available-for-sale investments is eliminated and instead ASU 2016-13 requires an entity to focus on determining whether any impairment is a result of a credit loss or other factors. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction to the amortized cost basis. These changes may result in earlier recognition of credit losses. Early adoption is permitted and these guidance updates require a modified retrospective method of adoption, though a prospective method of adoption is required for available-for-sale debt securities for which an other-than-temporary impairment had been recognized before the effective date. These guidance updates are effective for annual periods beginning after December 15, 2019. We plan to adopt this guidance on January 1, 2020 and we are currently in the process of evaluating the impact of these guidance updates.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance contained within subtopic 350-40 to develop or obtain internal-use software. Early adoption is permitted and the guidance allows for a retrospective or prospective application. The guidance is effective for annual periods beginning after December 15, 2019. We plan to adopt this guidance on January 1, 2020 under the prospective application and we are currently in the process of evaluating the impact of this guidance.

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

We have adopted ASC 842 on January 1, 2019 and have elected the transition method of adoption that allows for a modified retrospective adoption with a cumulative-effect adjustment to the opening balance of accumulated deficit and recorded an immaterial decrease to our opening balance of accumulated deficit. As a result, we have not changed previously disclosed amounts or provided additional disclosures for comparative periods. We initially recorded ROU assets of $17.2 million and lease liabilities of $21.1 million on our condensed consolidated balance sheet. ASC 842 does not have a material impact to our condensed consolidated statements of operations. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. See Note 8. Leases for more information.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Chegg Services	$69,304	$54,201	$15,103	28%
Required Materials	24,847	20,036	4,811	24
Total net revenues	$94,151	$74,237	$19,914	27

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Chegg Services	$224,903	$172,327	$52,576	31%
Required Materials	60,519	53,081	7,438	14
Total net revenues	$285,422	$225,408	$60,014	27

During the three months ended September 30, 2019, we recognized $15.7 million of revenues that were included in our deferred revenue balance as of June 30, 2019. During the nine months ended September 30, 2019, we recognized $16.0 million of revenues that were included in our deferred revenue balance as of December 31, 2018. During the three and nine months ended September 30, 2019, we recognized $2.2 million and $2.7 million, respectively, of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. The aggregate amount of unsatisfied performance obligations is approximately $29.0 million as of September 30, 2019, of which substantially all is expected to be recognized into revenues over the next year and the remainder within two years.

Contract Balances

The following table presents our accounts receivable, net and deferred revenue balances (in thousands, except percentages):

			Change
	September 30, 2019	December 31, 2018	$	%
Accounts receivable, net	$13,678	$12,733	$945	7%
Deferred revenue	$27,457	$17,418	$10,039	58%

During the nine months ended September 30, 2019, our accounts receivable, net balance increased by $0.9 million, or 7%, primarily due to timing of billings partially offset by an improvement in cash collections. During the nine months ended September 30, 2019, our deferred revenue balance increased by $10.0 million, or 58%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals driven by the seasonality of our business. We had no contract assets as of September 30, 2019 and an immaterial amount as of December 31, 2018.

Note 3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and shares related to convertible senior notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(11,477)	$(13,709)	$(17,824)	$(20,235)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	120,085	114,184	118,547	112,621

Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.15)	$(0.18)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	2,122	3,961	2,715	4,282
RSUs and PSUs	3,831	7,479	4,952	8,075
Shares related to convertible senior notes	4,098	1,221	3,709	—
Employee stock purchase plan	7	17	3	12
Total common stock equivalents	10,058	12,678	11,379	12,369

Shares related to convertible senior notes represents the anti-dilutive impact of our issuance of $345 million in aggregate principal amount of our 2023 notes as the average price of our common stock during the three and nine months ended September 30, 2019 was higher than the conversion price of $26.95. While these shares are anti-dilutive during the three and nine months ended September 30, 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes up to $40.68, as exercise of the capped call instruments will reduce dilution from the 2023 notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our issuance of $800 million in aggregate principal amount of our 2025 notes were anti-dilutive during the three and nine months ended September 30, 2019. The average price of our common stock during the three and nine months ended September 30, 2019 was lower than the conversion price of our 2025 notes of $51.56. See Note 7, Convertible Senior Notes, for more information about our convertible senior notes.

Note 4. Cash and Cash Equivalents, and Investments

The following tables shows our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss and fair value as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$302,779	$—	$—	$302,779
Money market funds	140,193	—	—	140,193
Commercial paper	7,496	—	(11)	7,485
Total cash and cash equivalents	$450,468	$—	$(11)	$450,457
Short-term investments:
Commercial paper	$48,198	$6	$(1)	$48,203
Corporate securities	232,803	321	(82)	233,042
U.S. treasury securities	39,095	44	—	39,139
Agency bonds	25,001	7	—	25,008
Total short-term investments	$345,097	$378	$(83)	$345,392
Long-term investments:
Corporate securities	$309,989	$524	$(366)	$310,147
Agency bonds	30,000	—	(29)	29,971
Total long-term investments	$339,989	$524	$(395)	$340,118

	December 31, 2018
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$351,345	$—	$—	$351,345
Money market funds	5,052	—	—	5,052
Commercial paper	18,267	—	—	18,267
Total cash and cash equivalents	$374,664	$—	$—	$374,664
Short-term investments:
Commercial paper	$40,500	$—	$(12)	$40,488
Corporate securities	38,616	—	(87)	38,529
U.S. treasury securities	14,333	—	(5)	14,328
Total short-term investments	$93,449	$—	$(104)	$93,345
Long-term investments:
Corporate securities	$14,429	$9	$(14)	$14,424
U.S. treasury securities	1,630	—	(2)	1,628
Total long-term investments	$16,059	$9	$(16)	$16,052

The adjusted cost and fair value of available-for-sale investments as of September 30, 2019 by contractual maturity were as follows (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$352,593	$352,877
Due in 1-2 years	339,989	340,118
Investments not due at a single maturity date	140,193	140,193
Total	$832,775	$833,188

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of September 30, 2019, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of 10 months, and our investment policy generally limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2019 and 2018, we did not recognize any other-than-impairment charges.

Restricted Cash

As of September 30, 2019 and December 31, 2018, we had approximately $1.3 million of restricted cash that primarily consists of security deposits for our corporate offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based upon the term of the remaining restrictions.

Strategic Investments

In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record other-than-temporary impairment charges on our strategic investments during the three and nine months ended September 30, 2019 and 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three and nine months ended September 30, 2019 and 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$140,193	$140,193	$—
Commercial paper	7,485	—	7,485
Short-term investments:
Commercial paper	48,203	—	48,203
Corporate securities	233,042	—	233,042
U.S. treasury securities	39,139	39,139	—
Agency bonds	25,008	—	25,008
Long-term investments:
Corporate securities	310,147	—	310,147
Agency bonds	29,971	—	29,971
Total assets measured and recorded at fair value	$833,188	$179,332	$653,856

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds	$5,052	$5,052	$—
Commercial paper	18,267	—	18,267
Short-term investments:
Commercial paper	40,488	—	40,488
Corporate securities	38,529	—	38,529
U.S. treasury securities	14,328	14,328	—
Long-term investments:
Corporate securities	14,424	—	14,424
U.S. treasury securities	1,628	1,628	—
Total assets measured and recorded at fair value	$132,716	$21,008	$111,708

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 7, Convertible Senior Notes.

The carrying amounts and estimated fair values of the notes as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 notes	$593,058	$735,584	$—	$—
2023 notes	294,157	443,918	283,668	416,156
Convertible senior notes, net	$887,215	$1,179,502	$283,668	$416,156

The carrying amount of the 2025 notes and 2023 notes as of September 30, 2019 was net of unamortized debt discount of $193.6 million and $45.4 million, respectively, and unamortized issuance costs of $13.3 million and $5.4 million, respectively. The carrying amount of the 2023 notes as of December 31, 2018 was net of unamortized debt discount of $54.8 million and unamortized issuance costs of $6.5 million.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning balance	$149,524	$125,272
Additions due to acquisitions	—	24,673
Foreign currency translation adjustment	(456)	(421)
Ending balance	$149,068	$149,524

Intangible assets as of September 30, 2019 and December 31, 2018 consist of the following (in thousands, except weighted-average amortization period):

	September 30, 2019
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(16,757)	$14,910
Customer lists	47	9,970	(7,872)	2,098
Trade names	44	6,113	(5,681)	432
Non-compete agreements	31	2,018	(1,865)	153
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(571)	—	(571)
Total intangible assets	61	$52,797	$(32,175)	$20,622

	December 31, 2018
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(13,737)	$17,930
Customer lists	47	9,970	(6,847)	3,123
Trade names	44	6,113	(4,863)	1,250
Non-compete agreements	31	2,018	(1,735)	283
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(271)	—	(271)
Total intangible assets	61	$53,097	$(27,182)	$25,915

During the three and nine months ended September 30, 2019, amortization expense related to our acquired intangible assets totaled approximately $1.5 million and $5.0 million, respectively. During the three and nine months ended September 30, 2018, amortization expense related to our acquired intangible assets totaled approximately $1.8 million and $4.7 million, respectively.

As of September 30, 2019, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2019	$1,455
2020	4,816
2021	3,423
2022	2,943
2023	2,276
Thereafter	2,109
Total	$17,022

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

•
during the five-business day period after any 10 consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

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

During the three and nine months ended September 30, 2019, the conditions allowing holders of the 2025 notes to convert had not been met and were therefore not convertible. During the three and nine months ended September 30, 2019, the first circumstance allowing holders of the 2023 notes to convert had been met and are therefore convertible. None of the holders of the 2023 notes elected to convert their notes into shares of our common stock during the three and nine months ended September 30, 2019. During the three months ended September 30, 2018, the conditions allowing holders of the notes to convert had not been met and were therefore not convertible.

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

The net carrying amount of the liability component of the notes is as follows (in thousands):

	September 30, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Principal	$800,000	$345,000	$345,000
Unamortized debt discount	(193,637)	(45,440)	(54,817)
Unamortized issuance costs	(13,305)	(5,403)	(6,515)
Net carrying amount (liability)	$593,058	$294,157	$283,668

The net carrying amount of the equity component of the notes is as follows (in thousands):

	September 30, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Debt discount for conversion option	$212,000	$64,193	$64,193
Issuance costs	(5,253)	(1,749)	(1,749)
Net carrying amount (equity)	$206,747	$62,444	$62,444

As of September 30, 2019, the remaining lives of the 2025 notes and 2023 notes are approximately 5.5 and 3.6 years, respectively, and are classified as long-term debt.

Based on the closing price of our common stock of $29.95 on September 30, 2019, the if-converted value of the 2025 notes was approximately $464.7 million which is less than the principal amount of $800 million by approximately $335.3 million and the if-converted value of the 2023 notes was approximately $383.4 million which exceeds the principal amount of $345 million by approximately $38.4 million.

The effective interest rates of the liability components for the 2025 notes and 2023 notes are 5.40% and 4.34%, respectively, and each is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,
	2019		2018
	2025 Notes	2023 Notes	2023 Notes
Contractual interest expense	$252	$217	$218
Amortization of debt discount	8,939	3,161	3,160
Amortization of issuance costs	614	375	377
Total interest expense	$9,805	$3,753	$3,755

	Nine Months Ended September 30,
	2019		2018
	2025 Notes	2023 Notes	2023 Notes
Contractual interest expense	$517	$645	$428
Amortization of debt discount	18,363	9,377	6,217
Amortization of issuance costs	1,262	1,112	741
Total interest expense	$20,142	$11,134	$7,386

Capped Call Transactions

Concurrently with the offering of the 2025 notes and 2023 notes, we used $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and cover 15,516,480 and 12,801,260 shares of our common stock for the 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

Note 8. Leases

We have operating leases for corporate offices worldwide, which expire at various dates through 2024. Our primary operating lease commitments at September 30, 2019 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon, Georgia and New York in the United States and internationally in India, Israel and Germany. During the three months ended September 30, 2019, we reassessed the lease term for two of our leases in India resulting in $2.6 million of ROU assets obtained in exchange for operating lease liabilities.

As of September 30, 2019, we had operating lease ROU assets of $16.3 million and operating lease liabilities of $20.3 million. As of September 30, 2019, we do not have finance leases recorded on our condensed consolidated balance sheet. As of September 30, 2019, our weighted average remaining lease term was 4.0 years. During the three and nine months ended September 30, 2019, our weighted average discount rate was 4.7%.

Operating lease expense, net of immaterial sublease income, was approximately $1.2 million and $3.7 million during the three and nine months ended September 30, 2019, respectively. Variable lease cost was immaterial during the three and nine months ended September 30, 2019. We did not record short term lease cost during the three and nine months ended September 30, 2019.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2019, are as follows (in thousands):

September 30, 2019
Remaining three months of 2019	$1,437
2020	5,834
2021	5,362
2022	5,147
2023	3,742
Thereafter	780
Total future minimum lease payments	22,302
Less imputed interest	(2,005)
Total lease liabilities	$20,297

The aggregate future minimum lease payments as of December 31, 2018, are as follows (in thousands):

December 31, 2018
2019	$5,222
2020	5,251
2021	4,775
2022	3,999
2023	3,421
Thereafter	788
Total	$23,456

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

On November 5, 2018, NetSoc, LLC filed a complaint in the U.S. District Court for the Southern District of New York for patent infringement against Chegg alleging that the Chegg Tutors service infringes U.S. Patent No. 9.978,107 and seeking unspecified compensatory damages. The patent was deemed invalid in a different litigation in July 2019. In August 2019, Chegg filed a motion seeking dismissal of this complaint based on the finding that the patent-in-suit is invalid. The motion is currently pending before the court.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2019.

Note 11. Stockholders' Equity

In conjunction with our 2025 notes offering in March 2019, we repurchased 504,286 shares of our common stock at an average price per share of $39.66.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$96	$106	$295	$303
Research and development	5,741	4,528	15,876	12,190
Sales and marketing	1,843	1,675	5,405	4,994
General and administrative	9,185	7,509	25,779	20,016
Total share-based compensation expense	$16,865	$13,818	$47,355	$37,503

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	10,804,808	$11.87
Granted	1,972,614	39.56
Released	(5,343,183)	9.94
Canceled	(1,069,392)	10.65
Balance at September 30, 2019	6,364,847	$22.28

As of September 30, 2019, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $84.2 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.6 years.

Note 12. Income Taxes

We recorded an income tax provision of approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2019, respectively, primarily due to state and foreign income tax expense. We recorded an income tax provision of approximately $0.7 million and $1.7 million during the three and nine months ended September 30, 2018, respectively, primarily due to foreign and state tax expense offset by federal and state tax benefits related to deferred tax liabilities of acquired intangible assets.

Note 13. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the National Research Center for College & University Admissions (NRCCUA) where they assumed responsibility for managing, renewing, and maintaining our existing university contracts and became the exclusive reseller of our digital marketing services for colleges and universities. As a result of this strategic partnership, approximately 55 employees in China and the United States supporting the sales and account support functions of our marketing services offerings were terminated. Costs incurred to date are expected to be fully paid within five months.

2015 Restructuring Plan

We recorded a reduction of $0.3 million to our 2015 Restructuring Plan liability related to our adoption of ASU 2016-02, Leases (Topic 842) during the three months ended March 31, 2019. Our 2015 Restructuring Plan is now complete.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2018	$44	$—	$221	$265
Restructuring charges	253	19	317	589
Cash payments	(151)	(19)	(218)	(388)
Write-offs	—	—	(18)	(18)
Balance at December 31, 2018	146	—	302	448
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	(302)	(302)
Restructuring charges	97	—	—	97
Cash payments	(200)	—	—	(200)
Balance at September 30, 2019	$43	$—	$—	$43

Note 14. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2019, we had purchases of $0.4 million and $1.9 million, respectively, and during the three and nine months ended September 30, 2018, we had purchases of $0.6 million and $2.8 million, respectively, from Adobe. We had no revenues during the three and nine months ended September 30, 2019 from Adobe. We had no revenues during the three months ended September 30, 2018 and $0.1 million of revenues during the nine months ended September 30, 2018 from Adobe. We had an immaterial amount of payables as of September 30, 2019 and December 31, 2018 to Adobe. We had no outstanding receivables as of September 30, 2019 and December 31, 2018 from Adobe.

One of our board members is also a member of the Board of Directors of Cengage Learning, Inc. (Cengage). During the three and nine months ended September 30, 2019, we had purchases of $4.2 million and $14.8 million, respectively, and during the three and nine months ended September 30, 2018, we had purchases of $3.8 million and $10.3 million, respectively, from Cengage. We had $1.3 million and $2.9 million of revenues during the three and nine months ended September 30, 2019, respectively, and $1.2 million and $3.2 million of revenues during the three and nine months ended September 30, 2018, respectively, from Cengage. We had an immaterial amount and $0.1 million in payables as of September 30, 2019 and December 31, 2018, respectively, to Cengage. We had an immaterial amount of outstanding receivables as of September 30, 2019 and December 31, 2018 from Cengage.

The immediate family of one of our board members is also a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and nine months ended September 30, 2019, we incurred payment processing fees of $0.4 million and $1.2 million, respectively, and during the three and nine months ended September 30, 2018, we incurred processing fees of $0.4 million and $1.0 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the three and nine months ended September 30, 2019, we had purchases of $0.1 million and $0.4 million, respectively, for services from Synack.

Note 15. Subsequent Events

Acquisition of Thinkful, Inc.

On October 1, 2019, we completed our acquisition of Thinkful, Inc. (Thinkful), a privately held online learning platform that offers professional courses directly to students across America. We acquired Thinkful for approximately $80.0 million in an all-cash transaction. There are potential additional payments of up to $20.0 million, which may be paid in cash or restricted stock units, at Chegg’s sole discretion, subject to performance-based contingencies. The initial accounting for this acquisition is in process as of the issuance date for our financial statements and therefore we are unable to make any additional disclosures.

FedEx Supply Chain, Inc. (FedEx) Strategic Logistics Agreement

On October 7, 2019, we signed a strategic logistics agreement with FedEx to provide logistics and warehousing services. The agreement begins on December 1, 2019 and continues through March 31, 2025 and the total fixed commitments are approximately $15.4 million.

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

On October 1, 2019, we completed our acquisition of Thinkful, Inc. (Thinkful), a privately held online learning platform that offers professional courses directly to students across America. We anticipate the acquisition will expand our existing offerings by adding affordable and high-quality courses focused on the most in-demand technology skills.

During the three and nine months ended September 30, 2019, we generated net revenues of $94.2 million and $285.4 million, respectively, and in the same periods had net losses of $11.5 million and $17.8 million, respectively. During the three and nine months ended September 30, 2018, we generated net revenues of $74.2 million and $225.4 million, respectively, and in the same periods had net losses of $13.7 million and $20.2 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

Our strategy for achieving profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to accomplish profitability and generate positive cash-flows in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services and other factors described in greater detail in Part II, Item 1A, “Risk Factors.”

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

In the aggregate, Chegg Services revenues were 74% and 79% of net revenues during the three and nine months ended September 30, 2019, respectively, and 73% and 76% of net revenues during the three and nine months ended September 30, 2018, respectively.

Required Materials

Our Required Materials product line includes a revenue share on the rental and sale of print textbooks, as well as revenues from eTextbooks. We have entered into agreements with partners to provide our customers a wide variety of print textbooks. These agreements have allowed us to reduce and eliminate the capital requirements and operating expenses that were historically incurred to acquire and maintain a print textbook library. As a result, our revenues include a share on the total transaction amount that we earn upon fulfillment of a rental or sale transaction using print textbooks for which our partners have title and risk of loss, as opposed to the total transaction amount. We offer our eTextbooks on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of September 30, 2019. We also use our website to rent, sell and source used print textbooks on behalf of our partners. We attract students to our website by offering to buy back their used print textbooks as opposed to selling them back to their campus bookstore.

In the aggregate, Required Materials revenues were 26% and 21% of net revenues during the three and nine months ended September 30, 2019, respectively, and 27% and 24% of net revenues during the three and nine months ended September 30, 2018, respectively.

Seasonality of Our Business

Chegg Services and eTextbooks revenues are primarily recognized ratably over the term a student subscribes to our Chegg Services or rents an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Our variable expenses related to marketing activities remain highest in the first and third quarter such that our profitability may not provide meaningful insight on a sequential basis.

As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly operating results on a sequential basis may not provide meaningful insight into our overall financial performance.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Net revenues	$94,151	100%	$74,237	100%	$285,422	100%	$225,408	100%
Cost of revenues(1)	22,164	24	19,918	27	66,017	23	57,926	26
Gross profit	71,987	76	54,319	73	219,405	77	167,482	74
Operating expenses(1):
Research and development	36,442	39	29,045	40	101,199	35	80,796	36
Sales and marketing	16,822	18	15,690	21	47,334	17	42,463	19
General and administrative	23,752	25	20,000	27	70,044	25	57,735	26
Restructuring charges	28	—	17	—	97	—	252	—
Total operating expenses	77,044	82	64,752	88	218,674	77	181,246	81
(Loss) income from operations	(5,057)	(6)	(10,433)	(15)	731	—	(13,764)	(7)
Total interest expense, net and other income, net	(5,797)	(6)	(2,563)	(3)	(16,723)	(6)	(4,789)	(2)
Loss before provision for income taxes	(10,854)	(12)	(12,996)	(18)	(15,992)	(6)	(18,553)	(9)
Provision for income taxes	623	(1)	713	(1)	1,832	—	1,682	(1)
Net loss	$(11,477)	(13)%	$(13,709)	(19)%	$(17,824)	(6)%	$(20,235)	(10)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$96		$106		$295		$303
Research and development	5,741		4,528		15,876		12,190
Sales and marketing	1,843		1,675		5,405		4,994
General and administrative	9,185		7,509		25,779		20,016
Total share-based compensation expense	$16,865		$13,818		$47,355		$37,503

Three and Nine Months Ended September 30, 2019 and 2018

Net Revenues

The following tables set forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Chegg Services	$69,304	$54,201	$15,103	28%
Required Materials	24,847	20,036	4,811	24
Total net revenues	$94,151	$74,237	$19,914	27

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Chegg Services	$224,903	$172,327	52,576	31%
Required Materials	60,519	53,081	7,438	14
Total net revenues	$285,422	$225,408	60,014	27

Chegg Services revenues increased $15.1 million, or 28%, and $52.6 million, or 31%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to growth in subscriptions for our Chegg Study service and revenues from our Chegg Writing service. Chegg Services revenues were 74% and 79% of net revenues during the three and nine months ended September 30, 2019, respectively, and 73% and 76% of net revenues during the three and nine months ended September 30, 2018, respectively. Required Materials revenues increased $4.8 million, or 24%, and $7.4 million, or 14%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to better performance from our Required Materials print textbook partners as well as recognition of deferred variable consideration. Required Materials revenues were 26% and 21% of net revenues during the three and nine months ended September 30, 2019, respectively, and 27% and 24% of net revenues during the three and nine months ended September 30, 2018, respectively.

Cost of Revenues

The following tables set forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Cost of revenues(1)	$22,164	$19,918	$2,246	11%

(1) Includes share-based compensation expense of:	$96	$106	$(10)	(9)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Cost of revenues(1)	$66,017	$57,926	$8,091	14%

(1) Includes share-based compensation expense of:	$295	$303	$(8)	(3)%

Cost of revenues increased $2.2 million, or 11%, during the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily attributable to higher amortization of content of $2.0 million and higher payment processing fees of $0.3 million. Gross margins increased to 76% during the three months ended September 30, 2019, from 73% to the same period in 2018.

Cost of revenues increased $8.1 million, or 14%, during the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily attributable to higher amortization of content of $5.3 million, higher payment processing fees of $1.4 million, and higher eTextbook license fees of $0.4 million as more students shift from traditional print textbooks to eTextbooks. Gross margins increased to 77% during the nine months ended September 30, 2019, from 74% in the same period in 2018.

Operating Expenses
The following tables set forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Research and development(1)	$36,442	$29,045	$7,397	25%
Sales and marketing(1)	16,822	15,690	1,132	7
General and administrative(1)	23,752	20,000	3,752	19
Restructuring charges	28	17	11	65
Total operating expenses	$77,044	$64,752	$12,292	19

(1) Includes share-based compensation expense of:
Research and development	$5,741	$4,528	$1,213	27%
Sales and marketing	1,843	1,675	168	10
General and administrative	9,185	7,509	1,676	22
Share-based compensation expense	$16,769	$13,712	$3,057	22

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Research and development(1)	$101,199	$80,796	$20,403	25%
Sales and marketing(1)	47,334	42,463	4,871	11
General and administrative(1)	70,044	57,735	12,309	21
Restructuring charges	97	252	(155)	(62)
Total operating expenses	$218,674	$181,246	$37,428	21

(1) Includes share-based compensation expense of:
Research and development	$15,876	$12,190	$3,686	30%
Sales and marketing	5,405	4,994	411	8
General and administrative	25,779	20,016	5,763	29
Share-based compensation expense	$47,060	$37,200	$9,860	27

Research and Development

Research and development expenses increased $7.4 million, or 25%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in employee-related expenses of $3.9 million, higher technology expenses to support our research and development of $1.3 million, higher share-based compensation expenses of $1.2 million, higher employer taxes largely driven by the increases in our stock price of $0.1 million, higher depreciation and amortization expenses of $0.1 million, higher professional fees of $0.2 million and higher outside services of $0.3 million, compared to the same period in 2018. Research and development expenses as a percentage of net revenues were 39% during the three months ended September 30, 2019 compared to 40% during the same period in 2018.

Research and development expenses increased $20.4 million, or 25%, during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in employee-related expenses of $11.9 million, higher technology expenses to support our research and development of $3.6 million, higher share-based compensation expenses of $3.7 million, higher employer taxes driven by the increases in our stock price of $0.9 million, higher depreciation and amortization expenses of $0.6 million and higher professional fees of $0.7 million, compared to the same period in 2018. These increases were partially offset by lower outside services of $0.8 million, compared to the same period in

2018. Research and development expenses as a percentage of net revenues were 35% during the nine months ended September 30, 2019 compared to 36% during the same period in 2018.

Sales and Marketing

Sales and marketing expenses increased by $1.1 million, or 7%, during the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense compared to the same period in 2018. Sales and marketing expenses as a percentage of net revenues were 18% during the three months ended September 30, 2019 compared to 21% during the same period in 2018.

Sales and marketing expenses increased by $4.9 million, or 11%, during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense of $4.4 million, higher share-based compensation expenses of $0.4 million, and higher employer taxes driven by the increases in our stock price of $0.2 million, compared to the same period in 2018. Sales and marketing expenses as a percentage of net revenues were 17% during the nine months ended September 30, 2019 compared to 19% during the same period in 2018.

General and Administrative

General and administrative expenses increased $3.8 million, or 19%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to higher employee-related expenses of $0.2 million, higher share-based compensation expenses of $1.7 million, higher employer taxes driven by the increases in our stock price of $0.3 million, higher depreciation and amortization expenses of $0.3 million and higher professional fees of $0.6 million, compared to the same period in 2018. General and administrative expenses as a percentage of net revenues were 25% during the three months ended September 30, 2019 compared to 27% during the same period in 2018.

General and administrative expenses increased $12.3 million, or 21%, during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to higher employee-related expenses of $2.1 million, higher share-based compensation expenses of $5.8 million, higher employer taxes driven by the increases in our stock price of $1.5 million, higher depreciation and amortization expenses of $0.6 million, higher professional fees of $0.4 million, higher outside services of $0.3 million and higher technology expenses to support our operations of $0.6 million, compared to the same period in 2018. General and administrative expenses as a percentage of net revenues were 25% during the nine months ended September 30, 2019 compared to 26% during the same period in 2018.

Restructuring Charges

Restructuring charges during the three and nine months ended September 30, 2019 were not material to our results of operations. Restructuring charges of $0.3 million recorded during the nine months ended September 30, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid within five months.

Interest Expense and Other Income, Net

The following tables set forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Interest expense, net	$(13,548)	$(3,772)	$(9,776)	n/m
Other income, net	7,751	1,209	6,542	n/m
Total interest expense, net and other income, net	$(5,797)	$(2,563)	$(3,234)	n/m

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Interest expense, net	$(31,294)	$(7,456)	$(23,838)	n/m
Other income, net	14,571	2,667	11,904	n/m
Total interest expense, net and other income, net	$(16,723)	$(4,789)	$(11,934)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three and nine months ended September 30, 2019 compared to the same periods in 2018 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to the notes. See Note 7, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other income, net, increased during the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily related to additional interest earned on our investments purchased with proceeds from the notes.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Provision for income taxes	$623	$713	$(90)	(13)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Provision for income taxes	$1,832	$1,682	$150	9%

We recorded an income tax provision of approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2019, respectively, and an income tax provision of approximately $0.7 million and $1.7 million during the three and nine months ended September 30, 2018, respectively. The provision for income taxes remained relatively flat during the three months ended September 30, 2019 compared to the same period in 2018. The provision for income taxes increased during the nine months ended September 30, 2019 compared to the same period in 2018 and was primarily due to an increase in foreign profits and decrease in indefinite lived deferred tax liability offset by federal and state tax benefits related to deferred tax liabilities of acquired intangible assets.

Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.1 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In March 2019/April 2019 and April 2018, we closed offerings of our 2025 notes and 2023 notes generating net proceeds of approximately $780.2 million and $335.6 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2025 notes and 2023 notes mature on March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of September 30, 2019, we have incurred cumulative losses of $424.5 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes and 2025 notes offerings, and cash generated from operations.

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

Most of our cash is held in the United States. As of September 30, 2019, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$86,575	$44,667
Net cash used in investing activities	$(610,384)	$(46,094)
Net cash provided by financing activities	$599,627	$254,185

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019 was $86.6 million. Our net loss of $17.8 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $21.4 million, share-based compensation expense of $47.4 million, and the amortization of debt discount and issuance costs related to the 2025 notes and 2023 notes of $30.1 million.

Net cash provided by operating activities during the nine months ended September 30, 2018 was $44.7 million. Our net loss of $20.2 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $16.6 million, share-based compensation expense of $37.5 million, and the amortization of debt discount and issuance costs related to the 2023 notes of $7.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 was $610.4 million and was related to the purchases of property and equipment of $31.5 million and the purchases of investments of $822.9 million, partially offset by the maturity of investments of $190.7 million and proceeds from sale of investments of $53.3 million.

Net cash used in investing activities during the nine months ended September 30, 2018 was $46.1 million and was primarily related to the purchases of property and equipment of $18.0 million, the purchases of investments of $113.3 million, and the acquisition of business, net of cash acquired, of $34.7 million, partially offset by the maturity of investments of $118.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $599.6 million and was related to the proceeds from issuance of 2025 notes, net of issuance costs, of $780.2 million and the proceeds from the issuance of common stock under stock plans of $27.7 million, partially offset by the purchase of the capped call instruments related to our 2025 notes of $97.2 million, the repurchase of common stock of $20.0 million done in connection with the issuance of the 2025 notes, and the payment of $91.1 million in taxes related to the net share settlement of equity awards which became fully vested during the period.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $254.2 million and was related to the proceeds from issuance of 2023 notes, net of issuance costs, of $335.6 million and proceeds from the issuance of common stock under stock plans totaling $23.5 million, partially offset by purchase of the capped call instruments related to our 2023 notes of $39.2 million, the repurchase of common stock of $20.0 million done in connection with the issuance of the 2023 notes, and the payment of $45.7 million in taxes related to the net share settlement of equity awards which became fully vested during the period.

Contractual Obligations and Other Commitments

In March 2019, we issued $700 million in aggregate principal amount of the 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million in aggregate principal amount of additional 2025 notes for aggregate total gross proceeds of $800 million. See Note 7, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

On October 7, 2019, we signed a strategic logistics agreement with FedEx to provide logistics and warehousing services. The agreement begins on December 1, 2019 and continues through March 31, 2025 and the total fixed commitments are approximately $15.4 million.

There were no other material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Through September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There have been no other material changes in our market risk during the nine months ended September 30, 2019, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2018, NetSoc, LLC filed a complaint in the U.S. District Court for the Southern District of New York for patent infringement against Chegg alleging that the Chegg Tutors service infringes U.S. Patent No. 9.978,107 and seeking unspecified compensatory damages. The patent was deemed invalid in a different litigation in July 2019. In August 2019, Chegg filed a motion seeking dismissal of this complaint based on the finding that the patent-in-suit is invalid. The motion is currently pending before the court.

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

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We completed a transition to a new model for our Required Materials product line in November 2016 through our strategic partnership with Ingram to accelerate our transition away from the more capital-intensive aspects of the print textbook rental business. We continue to market, use our branding and maintain the customer experience around print textbook rentals, while through the end of 2019, Ingram or other partners fund all rental textbook inventory and have title and risk of loss related to textbook rentals for the textbooks they own. Beginning in 2020, we will begin transitioning our textbook rental business whereby we will resume owning textbooks, but will work with FedEx as our vendor for warehousing and fulfillment services.

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

•
Ingram's and in commencing in 2020, FedEx’s, ability to manage fulfillment processes to handle significant volumes during peak periods and as a result of the potential growth in volume of transactions over time;

•	our transition from Ingram to FedEx for print textbook fulfillment;

•	our ability to integrate the Chegg platform and the Thinkful online learning platform;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage their textbook library;

•	our ability to execute on our strategic partnership with Ingram;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;

•	governmental regulation in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to higher education.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Chegg Prep (formerly Chegg Flashcards), Test Prep and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and our fulfillment partner’s ability to consistently provide students with a convenient, high quality experience for selecting, receiving and returning print textbooks;

•	our ability and Ingram's ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts; and

•	our ability to introduce new products and services that are favorably received by students.

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

To succeed in our efforts to strengthen our brand identity, we must, among other activities:

•	maintain our reputation as a trusted technology platform and source of content, services and textbooks for students;

•	maintain the quality of and improve our existing products, services and technologies;

•	introduce products and services that are favorably received;

•	adapt to changing technologies, including developing and enhancing compelling mobile offerings for our learning platform;

•	adapt to students’ rapidly changing tastes, preferences, behavior and brand loyalties;

•	protect our students’ data, such as passwords and personally identifiable information;

•	protect our trademark and other intellectual property rights;

•	maintain and control the quality of our brand while Ingram or, commencing in 2020, FedEx, handles our textbook fulfillment logistics;

•	continue to expand our reach to students in high school, graduate school and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe third-party copyrights or violate other applicable laws, our terms of use or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•	convert and fully integrate the brands and students that we acquire, including Thinkful, WriteLab, StudyBlue, Math 42, Imagine Easy Solutions and internships.com, into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brand or do so cost-effectively. Factors that could negatively affect our brand include:

•	changes in student sentiment about the quality or usefulness of our learning platform and our products and services;

•	problems that prevent Ingram or commencing in 2020, FedEx, from delivering textbooks reliably or timely;

•	technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our learning platform;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws or the code of conduct at their colleges.

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended September 30, 2019 and 2018 were $11.5 million and $13.7 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $17.8 million and $20.2 million, respectively. As of September 30, 2019, we had an accumulated deficit of $424.5 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions, in October 2017 we acquired Math 42, in the acquisition of Cogeon GmbH (Cogeon), in June 2018 we acquired flash tools in the acquisition of StudyBlue, Inc., and in October 2019 we acquired the online skill-based learning platform of Thinkful, Inc. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers and/or government regulatory approvals and licenses necessary to allow a product or service, including a new, acquired or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.

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

•	give rise to various litigation and regulatory risks, including the increased likelihood of litigation.

In addition:

•	we may not generate sufficient financial return to offset acquisition costs;

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

Our ability to acquire and integrate larger or more complex businesses, products, services, operations or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions, we may issue equity or equity-linked securities, which could be dilutive, or debt, which could be costly, potentially dilutive, and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products, personnel, operations or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenues and operating results could be adversely affected. Any future acquisitions we complete may not achieve our goals.

We operate in a rapidly changing market and if we do not successfully adapt to known or unforeseen market developments, our business may be harmed.

We have added and plan to continue to add new offerings to our learning platform, including, for example, online learning, writing and math tools, to diversify our sources of revenues, which will require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investment or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business may be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students, colleges and brands find compelling, we will not be able to continue our recent growth and increase our revenues, margins and achieve or sustain profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and income potential of our offerings is uncertain.

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

We rely on Ingram to make new investments in the print textbook library and fulfill print textbook rental and sales orders. We purchase used print textbooks on Ingram’s behalf, including books through our buyback program, and invoice Ingram at cost. If our continuing partnership with Ingram is interrupted or if Ingram experiences disruptions in its business or is not able to perform as anticipated, Ingram may not be able to reimburse us for the books we have procured on its behalf or we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, as well as a greater than expected deployment of capital for textbook acquisition, that may have an adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations. Our strategic partnership with Ingram expires on May 20, 2020, subject to the early termination rights of the parties. In addition to our strategic partnership with Ingram, we have entered into agreements with other partners to provide their textbooks for rental or sale through our website for which Ingram provides logistics and fulfillment for all print textbook rental or sale orders. If we are unable to enter into or renew our agreements with our partners or if any of our partners perform significantly below our expectations, we may experience a material adverse effect on our business, results of operations and financial condition. Commencing in 2020, we will begin transitioning fulfillment services from Ingram to FedEx.

Ingram purchases, and we price, textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

The print textbook rental distribution model requires our fulfillment partner, Ingram, to make substantial investments in its print textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. Commencing in 2020, we will commence investing in a print textbook library and transitioning to FedEx for fulfillment services. To realize a return on its investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of not achieving financial return targets set forth in our agreement with Ingram, which could result in additional payments to Ingram and adversely affect our results of operations. We typically plan the textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in the print textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing pressure becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize the purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to Ingram in a timely manner and in good condition so that the print textbooks can be re-rented or sold. If the information we receive from third parties is not accurate or reliable, if students fail to return books or return damaged books, or if we for any other reason forecast demand inaccurately and cause Ingram to acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased costs in order to do so, in which event our student satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and cause Ingram to acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and we may be required to make additional payments to Ingram and our gross margins would be affected adversely.

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

For instance, in April 2018, an unauthorized party gained access to user data for chegg.com and certain of our family of brands such as EasyBib (the 2018 Data Incident). The information that may have been obtained could include a Chegg user’s name, email address, shipping address, Chegg username, and hashed Chegg password. To date, no social security numbers or financial information such as users' credit card numbers or bank account information were obtained. Additionally, Thinkful, prior to our acquisition of it, discovered an unauthorized party may have gained access to certain Thinkful company credentials (the Thinkful Data Incident). If we, or companies that we acquire, experience compromises to our or our acquired companies’

security that result in website performance or availability problems, the complete shutdown of our websites, or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, users may be harmed or lose trust and confidence in us and the companies that we acquire, and decrease the use of our services or stop using our services in their entirety, and we would suffer reputational and financial harm.

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

We maintain personal data regarding students and tutors who use our platform, including names and, in many cases, mailing addresses, and, in the case of tutors, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ and tutors’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ and tutors’ data, current and potential users and tutors may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. For instance, the 2018 Data Incident and the Thinkful Data Incident may cause, or may have caused, us reputational harm with our students and tutors that may adversely affect our business. The breach of a third party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform.

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

Our products and services compete for students and we expect such competition to increase. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems. Additionally, we face competition from free services such as Yahoo! Answers and Brain.ly for our Expert Answers service. For Chegg Writing, we primarily face competition from other citation generating services such as Noodle Tools. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math Solver, we face competition from other equation solver services such as Mathway and Symbolab. For the Thinkful online learning platform, we face competition from other online learning platforms and online “bootcamp” courses such as Galvanize, Flatiron School, and Lambda School.

Additionally, the market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com and providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

Chegg Services and eTextbooks revenues are primarily recognized ratably over the term a student subscribes to our Chegg Services or rents an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year.

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

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future, we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our operating results in the short term. For example, we offer free services to students that require investment by us, such as our Internships service, in order to promote a more comprehensive solution. We formed Chegg.org in 2019, which is the not for profit arm of Chegg, serving as an impact, advocacy, and research organization addressing issues facing the modern student. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. Our philosophy of putting students first may cause us to make decisions that could negatively impact our relationships with publishers, colleges and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business and operating results could be harmed.

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

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our President, Chief Executive Officer and Co-Chairperson, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. We compensate our employees through a combination of salary, benefits and equity compensation. Volatility or a decline in our stock price may affect our ability to retain and motivate key employees, each of whom has been granted stock options, RSUs or both. Competition for qualified personnel can be intense, and we may not be successful in retaining and motivating such personnel, particularly to the extent our stock price is volatile or at a depressed level, as equity compensation plays an important role in how we compensate our employees. Such individuals may elect to seek employment with other companies that they believe have better long-term prospects. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, legal and media procurement personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

We are subject to regulations and laws specific to the education sector because we offer our products and services to students, collect data from students and offer education and training. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union, and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other states that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include obtaining government licenses, disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, because it is not entirely clear how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibit the preparation or sale of material which should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content and learning programs that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Chegg Writing, Chegg Tutors, Chegg Prep (formerly Chegg Flashcards), and College Admissions and Scholarship Services may be under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service or our Chegg Prep service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2019, we had 28 issued patents and 15 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials and website content that we develop. We own 34 U.S. trademark registrations and 26 foreign registrations. As of September 30, 2019, we owned over 600 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content and our services.

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

We have employees in Germany, Israel, and India and we indirectly contract with individuals in the Ukraine. Additionally, we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 10% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks and may increase the risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•	compliance with applicable foreign laws and regulations;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	additional taxation of international costs and intercompany payments to our international subsidiaries associated with the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act);

•	additional value added taxes on digital products that are purchased from our website by international customers;

•	political and economic instability; and

•	higher costs of doing business internationally.

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

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. We collect sales taxes in all U.S. states with a sales tax and most local jurisdictions on our sales, rentals, and digital services sold through our commerce system including sales and rentals on behalf of our third-party publishers.  In June 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al ruled that a state can require an online retailer with no in-state property or personnel to collect and remit sales and use tax on sales made to the state’s residents. It is possible that such taxes could be assessed by certain states retroactively for periods before the Wayfair decision on acquired products that are not sold through our commerce system. In addition, we do not collect similar taxes outside of the U.S. and in some U.S. localities where we believe such taxes are inapplicable to our business. Any successful action by federal, state, foreign or other authorities to impose or collect additional income tax or compel us to collect and remit additional sales, use, value-added or similar taxes, either retroactively, prospectively or both, could harm our business, financial position and results of operations.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock and the stock of acquired companies, we have previously experienced “ownership changes” under Section 382 of the Code and comparable state tax laws. We may experience ownership changes in the future as a result of future issuances and other transactions of our stock. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $45.77 through September 30, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

CHEGG, INC.
November 4, 2019	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)