Form 10-K
period 2019-12-31
CHEGG, INC
filed 2020-02-20
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was approximately $4,479,899,092. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

•	As of January 31, 2020, the Registrant had 121,890,028 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2019.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, and Thinkful, are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Our Chegg Study subscription service provides “Expert Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, and CiteThisForMe. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator. In October 2019, we completed our acquisition of Thinkful, Inc. (Thinkful), a skills-based learning platform that offers professional courses directly to students across the United States, to expand our offerings. In 2019, over 3.9 million students subscribed to our Chegg Services, an increase of 29% year over year from 3.1 million in 2018.

We offer Required Materials, which includes an extensive print textbook and eTextbook library for rent and sale, helping students save money compared to the cost of buying new. To deliver services to students, we partner with a variety of third parties. We source print textbooks, eTextbooks, and supplemental materials directly or indirectly from publishers in the United States, including Cengage Learning, Pearson, McGraw Hill, Sage Publications, and MacMillan. In 2019, students rented or bought over 5.2 million textbooks and eTextbooks from Chegg.

Our Offering

We offer products and services that help students improve their outcomes throughout their educational journey. Our offerings fall into two categories: Chegg Services, which encompasses our digital products and services, and Required Materials, which primarily includes print textbooks and eTextbooks.

Chegg Services

Chegg Study. Our Chegg Study subscription service helps students master challenging concepts on their own through the use of “Expert Answers,” “Textbook Solutions,” video content, and practice quizzes. We offer our “Expert Answers” service, which allows students to ask questions on our website and receive similarly detailed explanations from subject matter experts. For high demand print textbooks and eTextbooks, we offer “Textbook Solutions,” which are step-by-step explanations to help students solve the questions at the end of each chapter in their textbooks. As of December 31, 2019, Chegg had an archive of 30 million Expert Answers and 5 million Textbook Solutions, which students can immediately access through their paid subscription. These subscription services are available on our website and on mobile devices through our native application and our mobile website.

Chegg Writing. Chegg Writing consists of a free, ad supported, service and a premium paid subscription service. This service includes popular websites such as EasyBib, Citation Machine, BibMe, and CiteThisForMe which provide tools with capabilities such as citation, bibliography, anti-plagiarism, grammar, sentence structure, spell check, and instant feedback to help students revise, edit, and improve their written work. When students need to cite their sources in written work, they can use our writing tools to automatically generate sources in the required formats.

Chegg Tutors. Complementing our other study tools, students can find human help on our learning platform through our network of live tutors. Students can access help online, anywhere, anytime, either synchronously or asynchronously. Instead of paying for expensive, offline tutors that require scheduling and travel time, students can find tutors whenever they need additional help on a subject. Our tutors are qualified to help students with a wide range of topics, including science, technology, engineering, mathematics, business, history, foreign languages, and English literature, as well as test prep and a variety of other highly-requested subjects. Students can subscribe to weekly or monthly packages, or choose to use the service on a pay-as-you-go basis.

Chegg Math Solver. Our Chegg Math Solver subscription service is a step-by-step math problem solver and calculator that helps students instantly solve problems in Pre-Algebra, Algebra, Pre-Calculus, Calculus, and Linear Algebra. When students need help solving math problems, they can use our tool to receive guided explanations to better understand the why and how for each step. This subscription service is available on our website and on mobile devices through our native application and our mobile website.

Thinkful. In October 2019, we completed our acquisition of Thinkful, a skills-based learning platform that offers professional courses in software engineering, data science, data analytics, product design, and product management directly to students across the United States.

Other Services. We also provide students with other services such as Chegg Prep (formerly Chegg Flashcards) and Internships.

Required Materials

Print Textbooks and eTextbooks. For students looking to save on the cost of required materials, we rent and sell print textbooks and eTextbooks. Most of the print textbook transactions are rentals, although we also offer both new and used books for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, which we expanded in May 2015, so that Ingram fulfilled all of our print textbook rentals and sales. In October 2019, we signed a strategic logistics agreement with FedEx Supply Chain, Inc. (FedEx). In January 2020, we began making purchases in our print textbook library and in February 2020, we began to transition logistics and warehousing services from Ingram to FedEx. We have also entered into agreements with other partners to provide their textbooks for rental or sale. In participation with certain publishers, we also offer “Instant Access” to eTextbooks as a one-week free trial of our eTextbook service, and allows the student to access the eTextbook while the print copy is in transit. All eTextbooks obtained from Chegg are viewed through the VitalSource Bookshelf which provides students with eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere that students are connected to the Internet and students can save a portion of the book for offline access. The eTextbook reader enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with the ability to view highlighting and notes across platforms.

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

Customers

In 2019, 5.8 million individuals paid for our products and services, up from 5.1 million and 4.2 million in 2018 and 2017, respectively.

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

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition in each aspect of our business. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems such as Course Hero, Quizlet, Khan Academy, and Bartleby. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services such as Grammarly. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math Solver, we face competition from other equation solver services such as Mathway and Symbolab. For Thinkful, we face competition from other online learning platforms and online "bootcamp" courses such as General Assembly, Galvanize, Flatiron School, and Lambda School. Additionally, the market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

As of December 31, 2019, we had 30 issued patents that will expire between 2031 and 2037 and 13 patent applications pending in the United States. We own four U.S. copyrights registrations and have unregistered copyrights in our software documentation, marketing materials, and website content that we develop. We own the registered U.S. trademarks Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, and Thinkful, among others, as well as a variety of service marks. As of December 31, 2019, we owned over 700 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad.

Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and students in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services, and intellectual property ownership and infringement. In addition, we may be subject to state oversight for Thinkful's skills-based learning programs, including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices. Similarly, the U.S. Federal Trade Commission (FTC) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive.

The Telephone Consumer Protection Act of 1991 (TCPA) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages, and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states, and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by a number of states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. In particular, we are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

Regulations related to the Program Participation Agreement of the U.S. Department of Education and other similar laws that regulate the recruitment of students to colleges and other institutions of higher learning.

The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

The Digital Millennium Copyright Act (DMCA) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16.

Employees

As of December 31, 2019, we had 1,401 full-time employees. We also engage temporary employees and consultants. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add Chegg Study, InstaEDU in 2014 to add Chegg Tutors, internships.com in 2014 to add to our Internship service, Imagine Easy Solutions in 2016 to add Chegg Writing and programmatic advertising, Cogeon GmbH in 2017 to add Chegg Math Solver, WriteLab in 2018 to add enhanced features to Chegg Writing, StudyBlue in 2018 to add Chegg Prep (formerly Chegg Flashcards), and Thinkful in 2019 to add a skills-based learning platform. We completed our initial public offering (IPO) in November 2013, a follow-on offering in August 2017, and issued convertible senior notes in April 2018 and March/April 2019. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC), which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.chegg.com when such reports are available on the SEC’s website. We use our www.chegg.com/mediacenter website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor www.chegg.com/mediacenter, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations, and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and results of operations, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our limited operating history and evolving digital offerings make it difficult to evaluate our current business and future prospects.

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We completed a transition to a new model for our Required Materials product line in November 2016 through our strategic partnership with Ingram to accelerate our transition away from the more capital-intensive aspects of the print textbook rental business. We continue to market, use our branding, and maintain the customer experience around print textbook rentals, while through the end of 2019, Ingram or other partners fund all rental textbook inventory and have title and risk of loss related to textbook rentals for the textbooks they own. Beginning in 2020, we will begin transitioning our textbook rental business whereby we will resume owning textbooks, but will work with FedEx as our vendor for warehousing and fulfillment services.

Since July 2010, we have focused on expanding our offerings, in many instances through the acquisition of other companies, to include supplemental materials, Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. For example, in October 2019, we acquired Thinkful to provide a skills-based learning platform that offers professional courses in software engineering, data science, data analytics, product design, and product management directly to students across the United States. In June 2018, we launched the Chegg Math Solver to help students with their algebra, pre-calculus, and calculus math problems. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment.

Our ability to fully integrate new products and services into our learning platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history, in particular operating a fully digital platform, and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our results of operations, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

We face risks, expenses, and difficulties related to our specific business model, as well as those typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our evolving business model, including our transition back to the ownership of print textbooks;

•	transition fulfillment logistics from Ingram to FedEx;

•	develop new products and services, both independently and with developers or other third parties;

•	acquire complementary products and services to expand our offerings and enhance our learning platform;

•	attract and retain students and increase their engagement with our learning platform;

•	prevent students from stealing accounts, sharing accounts, and cheating with other students;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including distributors, publishers, wholesalers, colleges, and brands;

•	ensure our platform remains secure and protects the information of students, tutors and other users;

•	attract and retain brands to our marketing services;

•	develop and pursue a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	enter into a highly regulated skills-based business;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand, operate, and compete in international markets.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations, and prospects may be materially and adversely affected.

Our results of operations are expected to be difficult to predict based on a number of factors.

We expect our results of operations to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our results of operations may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

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

•
the ability of our logistics partners to manage fulfillment processes, including significant volume increases during peak periods and as a result of the potential growth in volume of transactions over time;

•	our transition from Ingram to FedEx for print textbook fulfillment;

•	our ability to integrate the Chegg and Thinkful businesses;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage Ingram's textbook library and, commencing in 2020, our ability and FedEx's ability to manage our textbook library;

•	our ability to execute on our strategic partnerships with our logistics partners;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;

•	government regulations, in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to higher education.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2019, 2018, and 2017 were $9.6 million, $14.9 million, and $20.3 million, respectively. As of December 31, 2019, we had an accumulated deficit of $416.3 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

If our efforts to attract new students to use our products and services and increase student engagement with our learning platform are not successful, our business and results of operations will be adversely affected. Our future revenues depend on our ability to attract new students, requiring us to invest continuously in marketing to the student population to build brand awareness and loyalty, which we may not be able to accomplish cost-effectively or at all.

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Chegg Prep (formerly Chegg Flashcards), and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and our fulfillment partner's ability to consistently provide students with a convenient, high quality experience for selecting, receiving, and returning print textbooks;

•	our ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts, including our success in generating word-of-mouth referrals; and

•	our ability to introduce new products and services that are favorably received by students.

If we do not attract more students to our learning platform and the products and services that we offer or if students do not increase their level of engagement with our platform, our revenues may grow more slowly than expected or decline. The student demographic is characterized by rapidly changing tastes, preferences, behavior, and brand loyalty. Developing an enduring business model to serve this population is particularly challenging. Our ability to attract new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus competing alternatives among our extremely price conscious student user base. If our efforts to satisfy our existing student user base are not successful or become less effective, or if the cost of such efforts were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our business, results of operations, and financial condition will be adversely affected.

Additionally, even if we succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if we are unable to offer competitive prices for our products and services or unable to adequately prevent unauthorized account sharing of our subscription program services. If we fail to expand our user base, our business, results of operations, and financial condition would be adversely affected.

Any significant disruption, including those related to cybersecurity or arising from cyber-attacks, to our computer systems, especially during peak periods, could result in a loss of students and/or brands which could harm our business, results of operations, and financial condition.

We rely on computer systems housed in six facilities, three located on the East Coast and three located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a fail-over capability that would allow us to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. These service interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods. Our facilities are also vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events.

Our facilities and information systems, as well as those of our third-party service providers, also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss of, misuse of, or theft of data. While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to optimize performance and protect against known vulnerabilities, material disruptions, or slowdown.

We also rely on Internet systems and infrastructure to operate our business. The information systems used by our third-party service providers and the Internet generally are vulnerable to these risks as well. In particular, we rely heavily on SaaS enterprise resource planning systems to conduct our e-commerce and financial transactions and reporting. In addition, we utilize third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party hosting and cloud-computing providers, or interruptions in our own systems or in the infrastructure of the Internet, including technological or business-related disruptions, as well as cybersecurity threats, could hinder our ability to operate our business, damage our reputation or brand and result in a loss of students or brands which could harm our business, results of operations, and financial condition.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, student engagement with our website could decline, which may harm our business and results of operations.

We depend in part on various Internet search engines, such as Google, Bing, and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on mobile app stores such as iTunes and Google Play to allow students to locate and download Chegg mobile applications that enable our services. Our ability to maintain the number of students directed to our website is not entirely within our control. Our competitors’ search engine optimization (SEO) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our search result page ranking or in ways that make it harder for students to find our website, or if our competitors’ SEO efforts are more successful than ours, overall growth could slow, student engagement could decrease, and fewer students may use our platform. These modifications may be prompted by search engine companies entering the online networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of students directed to our website could harm our business and results of operations.

Increased activity during peak periods places substantially increased strain on our operations and any failure to deliver our products and services during these periods will have an adverse effect on student satisfaction and our results of operations.

We historically experience a disproportionate amount of activity on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials as well as during Sundays of our Chegg Study rush. If too many students access our website within a short period of time, we may experience system interruptions that make our website unavailable, slowed, or prevent our distribution partner from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to brands. In addition, during peak periods, we and our distribution partners utilize independent contractors and temporary personnel to supplement our workforces primarily in our student advocacy organizations, our subject matter experts, and in our distribution partners' warehouses. Competition for qualified personnel has historically been intense, any understaffing could lead to an increase in the amount of time required to ship textbooks and process returns or respond to student questions and inquiries. Moreover, the third-party carriers relied on to deliver textbooks to students, and publishers, wholesalers and distributors that ship directly to our students, may be unable to meet our shipping and delivery requirements during peak periods, especially during inclement weather. Any delay or failure to deliver our products and services or respond to student questions could cause our customers to be dissatisfied with our services and have an adverse effect on our results of operations.

If our efforts to build strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.

We believe our brands are a key asset of our business. Developing, protecting and enhancing the “Chegg” brands are critical to our ability to expand our student user base and increase student engagement with our learning platform. Strong brands also help to counteract the significant student turnover we experience from year to year as students graduate and differentiate us from our competitors.

To succeed in our efforts to strengthen our brands' identity, we must, among other activities:

•	maintain our reputation as a trusted technology platform and source of content, services, and textbooks for students;

•	maintain the quality of and improve our existing products, services and, technologies;

•	introduce products and services that are favorably received;

•	adapt to changing technologies, including developing and enhancing compelling mobile offerings for our learning platform;

•	adapt to students’ rapidly changing tastes, preferences, behavior, and brand loyalties;

•	protect students’, tutors', and educators' data, such as passwords and personally identifiable information;

•	protect our trademarks and other intellectual property rights;

•	maintain and control the quality of our brand;

•	continue to expand our reach to students in high school, graduate school, and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use, or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•
convert and fully integrate the brands and students that we acquire, including Thinkful, WriteLab, StudyBlue, Cogeon, the developer of the math application Math 42, Imagine Easy Solutions and internships.com, into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brands or do so cost-effectively. Factors that could negatively affect our brands include:

•	changes in student sentiment about the quality or usefulness of our learning platform and our products and services;

•	problems that prevent our logistics partners from delivering textbooks reliably or timely;

•	technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our learning platform;

•	concern from colleges about the ways students use our content offerings, such as our Expert Answers service;

•	brand conflict between acquired brands and the Chegg brand;

•	student concerns related to privacy and the way in which we use student data as part of our products and services;

•	the reputation or products and services of competitive companies; and

•	students’ misuse of our products and services in ways that violate our terms of services, applicable laws, or the code of conduct at their colleges.

We intend to offer new products and services to students and expand into international markets to grow our business. If our efforts are not successful or we are not able to manage the growth of our business both in terms of scale and complexity, our business, results of operations, and financial condition would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person, or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions; in October 2017, we acquired Math 42, in the acquisition of Cogeon GmbH (Cogeon); in June 2018, we acquired flash tools in the acquisition of StudyBlue, Inc.; and in October 2019, we acquired the skills-based learning platform of Thinkful, Inc. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers and/or government regulatory approvals and licenses necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin, or other value to justify our investments, and our business would be adversely affected.

In the future, we may invest in new products and services and other initiatives to generate revenues and grow our student user base and to take advantage of favorable market opportunities, but there is no guarantee these approaches will be successful. As we grow, the operations and technology infrastructure we use to manage and account for our operations will become more complex, and managing these aspects of our business will become more challenging. Acquisitions of new companies, products, and services create integration risk, while developing and enhancing products and services involves significant time, labor, and expense as well as other challenges, including managing the length of the development cycle, entry into new markets, regulatory compliance, evolution in sales and marketing methods, and maintenance and protection of proprietary rights. Any future expansion will likely place significant demand on our resources, capabilities and systems, and we may need to develop new processes and procedures and expand the size of our infrastructure to respond to these demands. If we are not successful with our new products and services or are not able to manage the growth of our business, we may not be able to maintain or increase our revenues as anticipated or recover any associated acquisition or development costs, and our business, results of operations, and financial condition could be adversely affected.

As part of our business strategy, we may make our products and services available in more countries outside of our primary market, the United States. We expect to devote significant resources to international expansion, and our ability to expand our business and to attract talented employees and users in international markets will require management attention and resources. Our international expansion may subject us to risks that we have not faced before or increase risks that we currently face. The markets in which we may undertake international expansion may have educational systems, technology, and online industries that are different or less well developed than those in the United States, and if we are unable to address the challenges of operating in international markets, it could have an adverse effect on our results of operations and financial condition. Our ability to gain market acceptance in any particular market is uncertain and the distraction of our senior management team could have an adverse effect on our business, results of operations, and financial condition.

We may not realize the anticipated benefits of acquisitions, which could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services, operations, or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations, and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful, we may not be able to offset our acquisition costs. Acquisitions involve many risks that may negatively impact our financial condition and results of operations, including the risks that the acquisitions may:

•	require us to incur charges and substantial debt or liabilities;

•	cause adverse tax consequences, substantial depreciation, or deferred compensation charges;

•
result in acquired in-process research and development expenses or in the future may require the amortization, write-down, or impairment of amounts related to deferred compensation, goodwill, and other intangible assets; and

•	give rise to various litigation and regulatory risks, including the increased likelihood of litigation.

In addition:

•	we may not generate sufficient financial return to offset acquisition costs;

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, services, operations, and personnel of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;

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

Acquired companies, businesses, and assets can be complex and time consuming to integrate. For example, we expanded into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018, math technology with the acquisition of Cogeon in 2017, flash tools with the acquisition of StudyBlue in 2018, and a new offering in skills-based learning with the acquisition of Thinkful in 2019. We may not successfully transition these users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions.

Our ability to acquire and integrate larger or more complex businesses, products, services, operations, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions, we may issue equity or equity-linked securities, which could be dilutive, or debt, which could be costly, potentially dilutive, and require substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products, personnel, operations, or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, results of operations, and financial condition could be adversely affected. Any future acquisitions we complete may not achieve our goals.

We operate in a rapidly changing market and if we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

We have added and plan to continue to add new offerings to our learning platform, including, for example, skills-based learning, writing and math tools, to diversify our sources of revenues, which require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investments or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business may be harmed.

We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students and brands find compelling, we will not be able to continue our recent growth, increase our revenues, or achieve and sustain profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and profitability potential of our offerings is uncertain.

We purchase and price textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

Commencing in 2020, we will begin investing in our print textbook library and transitioning to FedEx for fulfillment services. Our print textbook rental distribution model requires us to make substantial investments in our textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on these investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of carrying excess or obsolete textbooks. We typically plan our textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels and planned liquidations of stale, old or excess titles in our textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing competition becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize our purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers and colleges to make our decisions. We also rely on students to return print textbooks to us in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books to us or return damaged books to us, or if we for any other reason anticipate inaccurately and acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased cost in order to do so. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and our gross margins would be adversely affected.

When deciding whether to offer a textbook for rent and the price we charge for that rental, we must weigh a variety of factors and assumptions, including the expense to acquire a particular textbook, the number of rentals we will be able to achieve with each textbook and at what rental price, and whether we believe it will be profitable to acquire and rent such textbooks. If the textbooks we acquire are lost, determined to be unauthorized copies, or damaged prematurely, we may not be able to recover our costs or generate revenue on those textbooks. If we are unable to effectively make decisions about whether to acquire textbooks and the price we charge to rent those textbooks, including if the assumptions upon which our decisions are made prove to be inaccurate, our gross margins may be adversely affected.

Wind-down and reconciliation activities associated with ending our relationship with Ingram may not proceed as planned, may require a long time to complete, or may require us to incur greater costs than anticipated.

Our strategic partnership with Ingram expires in 2020, after which logistics and shipping services will be provided by FedEx. As part of this transition, Ingram business activities related to our print textbook offering will decrease over time while FedEx’s business activities will ramp up. If we experience unexpected challenges during this coordinated transition of our print textbook offering from Ingram to FedEx, if the transition takes a longer time to complete than expected, or if we fail to accurately forecast the transition costs, our business and results of operations will be impacted.  Further, during this transition, customers may experience longer shipping periods than they have come to expect or the order accuracy may decline, causing increased calls to our customer service team, the need to expedite corrected orders, and the potential loss of customers. Additionally, we are currently engaged in a reconciliation process with Ingram to address open claims between the companies. If we and Ingram are unable to reach agreement on those claims, we may be required to resort to mediation or litigation for resolution.

Delays in shipping, increased costs, and other difficulties that could arise with our distribution partners may have an adverse effect on our business and results of operations.

Our strategic partnership with Ingram expires in 2020. Until the termination of our partnership, we will continue to rely on Ingram to fulfill print textbook rental and sales orders. If our partnership with Ingram is interrupted prior to its expiration or if Ingram experiences disruptions in its business or is not able to perform as anticipated, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, that may have an adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations. In addition to our strategic partnership with Ingram, we have entered into agreements with other partners to provide their textbooks for rental or sale through our website for which Ingram provides logistics and fulfillment for all print textbook rental or sale orders. If we are unable to enter into or renew our agreements with our partners or if any of our partners perform significantly below our expectations, we may experience a material adverse effect on our business, results of operations and financial condition. Commencing in 2020, we will begin transitioning fulfillment services from Ingram to FedEx.

In the case of either Ingram or FedEx, we do not control the logistics and distribution process for our print textbooks. As a result, our business could be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation and terrorist activity. If our distribution partners, or their partners such as delivery companies, were to limit their services or delivery areas, such as by the discontinuation of Saturday delivery service, or otherwise suffer from business disruptions, we may be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students or we may be unable to deliver textbooks. If we are unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to us, our ability to timely deliver textbooks could diminish. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our results of operations.

We rely on third-party software and service providers, including Amazon Web Services (AWS), to provide systems, storage, and services for our website. Any failure or interruption experienced by such third parties could result in the inability of students to use our products and services, result in a loss of revenues, and harm our reputation.

We rely on third-party software and service providers, including AWS, to provide systems, storage, and services, including user log in authentication, for our website. Any technical problem with, cyber-attack on, or loss of access to such third parties’ systems, servers, or technologies could result in the inability of our students to rent or purchase print textbooks, interfere with access to our digital content and other online products and services or result in the theft of end-user personal information.

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

Computer malware, viruses, hacking, phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, hacking, physical or electronic break-ins, spamming, and similar events could lead to disruptions of our website services, our mobile applications, or systems we use and interruptions and delays in our services and operations, as well as loss, misuse, or theft of data. Any such events could harm our business, be expensive to remedy, and damage our reputation or brand. Computer malware, viruses, computer hacking, and phishing attacks against online networking platforms have become more prevalent and may occur on systems we use in the future. We believe that the incidence of hacking among students may increase our risk of being a target for such attacks. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures.

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

As part of our regular cybersecurity efforts, including enhancements to these efforts made following our discovery of these prior events, we have implemented physical, technical, and administrative safeguards designed to help protect our systems.  However, these safeguards may not be as effective as intended, and may not prevent future cybersecurity breaches. Efforts to prevent hackers from entering our computer systems are expensive to implement, may limit the functionality of our services, we may need to expend significant additional resources to further enhance our safeguards and protection against security breaches or to redress problems caused by breaches and such efforts may not be fully effective. Additionally, our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or systems we use. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure, or the actual or perceived loss or unauthorized disclosure or use of the data we collect and develop may lead our users to lose trust and confidence in us or otherwise harm our reputation, brand, and our ability to attract students to our website or may lead them to decrease the use of our services or applications or stop using our services in their entirety. Any significant disruption to our website or computer systems we use could result in a loss of students or advertisers and, particularly if disruptions occur during the peak periods at the beginning of each academic term, could adversely affect our business and results of operations.

If our security measures or those of companies we may acquire are breached or are perceived to have been breached, as a result of third party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, or if third parties obtain unauthorized access to our data, including sensitive customer data, personal information, intellectual property and other confidential business information, we could be required to expend significant capital and other resources to address the problem as well incur significant costs and liabilities including due to litigation, indemnity obligations, damages, penalties, and costs for remediation.

Our reputation and relationships with students, tutors and educators would be harmed if our users’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding students, tutors, and educators who use our platform through our Thinkful service, including names and, in many cases, mailing addresses, and, in the case of tutors and educators, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. For instance, the 2018 Data Incident and the Thinkful Data Incident may cause, or may have caused, us reputational harm with our users' that may adversely affect our business. The breach of a third party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform.

We rely heavily on our proprietary technology to process deliveries and returns of textbooks and to manage other aspects of our operations. The failure of this technology to operate effectively, particularly during peak periods, could adversely affect our ability to retain and attract student users.

We use complex proprietary software to process deliveries and returns of textbooks and to manage other aspects of our operations, including systems to consider the market price for textbooks, general availability of textbook titles, and other factors to determine how to buy textbooks and set prices for textbooks and other content in real time. We rely on the expertise of our engineering and software development teams to maintain and enhance the software used for our distribution operations. We cannot be sure that the maintenance and enhancements we make to our distribution operations will achieve the intended results or otherwise be of value to students. If we are unable to maintain and enhance our technology to manage the shipping and return of textbooks in a timely and efficient manner, particularly during peak periods, our ability to retain existing students and to add new students may be impaired.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our learning platform is accessible and delivers a satisfactory user experience to students.

It is important to our success that students be able to access our learning platform at all times. We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors, and capacity constraints due to an overwhelming number of students accessing our platform simultaneously. If our learning platform is unavailable when students attempt to access it or it does not load as quickly as they expect, students may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract students and brands and the frequency with which they use our website and mobile applications.

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time, or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of students, and brands, loss of revenues, or liability for damages, any of which could adversely affect our business and results of operations.

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our student user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, loss of students and brands, or loss of revenues, any of which could adversely affect our business and results of operations.

Our wide variety of accepted payment methods subjects us to third-party payment processing-related risks.

We accept payments from students using a variety of methods, including credit cards, debit cards, and PayPal. As we offer new payment options to students, we may be subject to additional regulations, compliance requirements and incidents of fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. For example, we have in the past experienced higher transaction fees from our third-party processors as a result of chargebacks on credit card transactions.

We rely on third parties to provide payment processing services, including the processing and information storage of credit cards and debit cards. If these companies become unwilling or unable to provide these services to us, our business could be disrupted. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our students, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

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

We face competition in aspects of our business, and we expect such competition to increase.

Our products and services compete for students and we expect such competition to increase. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems such as Course Hero, Quizlet, Khan Academy, and Bartleby. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services such as Grammarly. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math Solver, we face competition from other equation solver services such as Mathway and Symbolab. For Thinkful, we face competition from other online learning platforms and online "bootcamp" courses such as General Assembly, Galvanize, Flatiron School, and Lambda School. Additionally, the market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

Our industry is evolving rapidly and is becoming increasingly competitive. Some of our competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website, and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model. In addition, our competitors also may form or extend strategic alliances with publishers that could adversely affect our and our partners' ability to obtain textbooks on favorable terms. We face similar risks from strategic alliances by other participants in the education ecosystem with respect to our newer offerings. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

Our business is seasonal and we have increased risk from disruption during peak periods which makes our operating results difficult to predict.

We derive a portion of our net revenues from print textbook rentals and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter, and spring academic terms. In particular, we and our partners experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and in January. The increased volume of orders that we have to process during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our annual operating results and the potential future growth of our business.

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

Beginning in 2020, as a result of our ownership of print textbooks in conjunction with the transition to FedEx for print textbook logistics and warehousing, Required Materials will also include revenues from print textbooks that we will own, which will be recognized as the total transaction amount ratably over the term of a rental period, which is generally two to five months. Chegg Services, rental revenues from print textbooks that we own, and eTextbooks revenues are primarily recognized ratably over the term a student subscribes to our Chegg Services or rents a print textbook or eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year.

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

Growing our student user base and their engagement with our learning platform through mobile devices depends upon the effective operation of our mobile applications with mobile operating systems, networks, and standards that we do not control.

There is no guarantee that students will use our mobile applications, such as the mobile version of our website, m.chegg.com, Chegg Prep (formerly Chegg Flashcards), and Chegg Study, rather than competing products. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google's Android and Apple's iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for students to access and use our applications on their mobile devices, or if students choose not to access or use our applications on their mobile devices or use mobile products that do not offer access to our applications, our student growth and student engagement levels could be harmed.

If the third-party eTextbook Reader that we utilize does not remain compatible with third-party operating systems, demand for our eTextbooks may decline and could have an adverse effect on our revenues.

The third-party eTextbook Reader that we utilize is designed to provide students with access to eTextbooks from any device with an Internet connection and an Internet browser, including PCs, iPads, Android tablets, Kindles, and mobile phones. The third-party eTextbook Reader can be used across a variety of third-party operating systems. If this compatibility is not maintained, demand for our eTextbooks could decline and revenues could be adversely affected.

If the transition from print textbooks to eTextbooks does not proceed as we expect, our business and financial condition will be adversely affected.

The textbook distribution market has begun shifting toward digital distribution. If demand for eTextbooks accelerates more rapidly than we expect, we may be unable to realize our expected return on the textbooks in our print textbook library and therefore carry excess and obsolete textbooks. Conversely, if the transition to digital distribution of textbooks does not gain market acceptance as we expect, capital requirements over the long term may be greater than we expect and our opportunities for growth may be diminished. In that case, we may need to raise additional capital, which may not be available on reasonable terms, or at all, and we may not realize the potential long-term benefits of a shift to digital distribution, including greater pricing flexibility and the ability to distribute a larger library of eTextbooks compared to print textbooks.

If publishers refuse to grant us distribution rights to digital content on acceptable terms or terminate their agreements with us, or if we are unable to adequately protect their digital content rights, our business could be adversely affected.

We rely on licenses from publishers to distribute eTextbooks to our customers and to provide some of our other products and services. We do not have long-term contracts or arrangements with most publishers that guarantee the availability of such digital content. If we are unable to secure and maintain rights to distribute, or otherwise use, the digital content upon terms that are acceptable to us, or if publishers terminate their agreements with us, we would not be able to acquire such digital content from other sources and our ability to attract new students and retain existing students could be adversely impacted. Some of our licenses give the publisher the right to withdraw our rights to distribute or use the digital content without cause and/or give the publisher the right to terminate the entire license agreement without cause. If a publisher exercises such a right, this could adversely affect our business and results of operations. Moreover, to the extent we are able to secure and maintain rights to distribute eTextbooks, our competitors may be able to obtain the same rights on more favorable terms.

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

If we fail to convince brands of the benefits of advertising on our learning platform, or if platforms such as Google Chrome, Safari, or Firefox limit our access to advertising and marketing audiences, our business could be harmed.

Our business strategy includes increasing our revenues from brand advertising. Brands may view our learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Additionally, if platforms such as Google Chrome, Safari, or Firefox, take actions which limit our access to or understanding of advertising and marketing audiences, such actions could reduce our advertising rates and ultimately reduce our revenues from brand advertising. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

•	integrate with third-party programmatic advertising platforms;

•	reduce the exposure of actions taken by platforms to limit our access to advertising audiences;

•	compete for advertising and marketing dollars from brands, online marketing, and media companies and advertisers;

•	penetrate the market for student-focused advertising;

•	develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, Internet, mobile applications, and other connected devices;

•	improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	retain, grow, and engage our student user base;

•	strengthen our brand and increase our presence in media reports and with publicity companies that utilize online platforms for advertising and marketing purposes;

•	create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	manage changes in the way online advertising and marketing services are priced;

•	weather the impact of macroeconomic conditions and conditions in the advertising industry and higher education in general; and

•	manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation.

Our core value of putting students first may conflict with the short-term interests of our business.

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our results of operations in the short term. For example, we offer free services to students that require investment by us, such as our Internships service, in order to promote a more comprehensive solution. We launched Chegg.org in 2019, which is the umbrella brand for our impact, advocacy, outreach, and research efforts regarding issues facing the modern student. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. Our philosophy of putting students first may cause us to make decisions that could negatively impact our relationships with publishers, colleges, and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business, and results of operations could be harmed.

If we are required to discontinue certain of our current marketing activities, our ability to attract new students may be adversely affected.

Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on. For example:

•
the CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices;

•
the FTC has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive;

•
the TCPA restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA; and

•
the CCPA, which came into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.

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

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, particularly if the investment required to fund our operations is greater than we anticipate or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our results of operations.

We are subject to regulations and laws specific to the education sector because we offer our products and services to students, collect data from students, and offer education and training. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union, and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other states that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations, and financial condition.

Our ability to deliver course content to students enrolled in Thinkful skills programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Thinkful's efforts to obtain necessary approvals and licenses began prior to our acquisition of Thinkful and has continued following the acquisition. We monitor changes to the state regulatory requirements applicable to our Thinkful business, and to all of Chegg's business activities, however, any failure to obtain the appropriate licenses or address evolving state requirements may result in governmental or regulatory proceedings or actions by private litigants which could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include obtaining government licenses, disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, because it is not entirely clear how existing laws and regulations governing educational institutions affect our business and due to lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibits the preparation or sale of material which should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content and learning programs that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our results of operations.

While we expect and plan for new laws, regulations, and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities, any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet for educational purposes and for our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments could harm our business, results of operations, and financial condition.

We collect, process, store and use personal information and data, which subjects us to governmental regulation and other legal obligations related to privacy and our actual or perceived failure to comply with such obligations could harm our business.

In the ordinary course of business, and in particular in connection with merchandising our service to students, we collect, process, store, and use personal information and data supplied by students and tutors. We may enable students to share their personal information with each other and with third parties and to communicate and share information into and across our platform. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. There are numerous federal, state and local laws regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other user data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

We currently face certain legal obligations regarding the manner in which we treat such information. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, or new regulations restricting the collection, use and sharing of information from minors under the age of 18, that limit our ability to use collected data could have an adverse effect on our business. In addition, if unauthorized access to our students’ data were to occur or if we were to disclose data about our student users in a manner that was objectionable to them, our business reputation and brand could be adversely affected, and we could face legal claims that could impact our results of operations. Our reputation and brand and relationships with students would be harmed if our billing data were accessed by unauthorized persons.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state and international laws and regulations regarding privacy and data protection, including the CCPA, are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe and including the DPD and the GDPR, are often more restrictive than those in the United States. Many of these laws and regulations, including the GDPR, are relatively new and it is not clear how these acts will be interpreted and the breadth of services and the methods of how we conduct or propose to conduct our business that will be restricted or otherwise effected by them. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States, or alter our ability to use cookies to deliver advertising and other products to users. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. For example, in 2015 the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, including the recently implemented GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our results of operations.

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against us and our CEO.  The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. For further information on such action, see Part I, Item 3, “Legal Proceedings” below. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Chegg Writing, Chegg Tutors, and Chegg Prep (formerly Chegg Flashcards) services, may be under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service or our Chegg Prep service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of December 31, 2019, we had 30 issued patents and 13 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials, and website content that we develop. We own 34 U.S. trademark registrations and 31 foreign registrations. As of December 31, 2019, we owned over 700 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content, and our services.

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

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition and results of operations.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates, or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. For instance, on November 5, 2018, a non-practicing entity (NPE) filed an action against us in the United States District Court for the Southern District of New York captioned NetSoc, LLC v. Chegg, Inc., Civil Action No. 1:18-CV-10262-RAC (the NetSoc Action).  The NetSoc Action was one of several patent infringement lawsuits filed by NetSoc asserting its recently-issued patent, U.S. Patent No. 9,978,107 (the ’107 Patent), which allegedly covers certain aspects of social networking.  NetSoc alleged that the Chegg Tutors service infringes the ’107 Patent.  NetSoc has filed similar lawsuits against other defendants in the Southern District of New York (including, e.g., Yahoo! Inc.), as well as the Northern District of Texas and the Eastern District of Texas (including, e.g., Match Group, LLC). On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal and we are currently awaiting their filing of a brief with the court. For further information on this action, see Part I, Item 3, “Legal Proceedings” below.  There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology.

In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. For example, in 2016 we formally began cooperating, and continue to cooperate, with a group of publishers in a series of audits which identified several thousand potentially fraudulent textbooks which we removed from our inventory. While our fulfillment partners, Ingram and FedEx beginning in 2020, have systems for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, despite this inspection, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be, without our knowledge that they are unauthorized or counterfeit, subsequently sold or rented by us to students and we may be subject to allegations of civil or criminal liability. We may implement additional measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, book vendors, licensees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our business depends on general economic conditions and their effect on spending behavior by students and advertising budgets.

Our business is dependent on, among other factors, general economic conditions, which affect student spending and brand advertising. While the U.S. economy has recovered since the "Great Recession," state and federal funding levels at colleges across the United States remain below historic levels, which has led to increased tuition and decreased amounts of financial aid offered to students. To the extent that these trends continue or the economy stagnates or worsens, students may reduce the amount they spend on textbooks and other educational content, which could have a serious adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our products and services is likely to decrease, which could adversely affect our results of operations and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Germany, Israel, and India and we indirectly contract with individuals in the Ukraine. Additionally, we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 10% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks, and may increase the risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•	compliance with applicable foreign laws and regulations;

•	protecting and enforcing intellectual property rights abroad;

•	compliance with anti-bribery laws including, without limitation, the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	additional taxation of international costs and intercompany payments to our international subsidiaries associated with the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act);

•	additional value added taxes on digital products that are purchased from our website by international customers;

•	political and economic instability; and

•	higher costs of doing business internationally.

Colleges and certain governments may restrict access to the Internet or our website, which could lead to the loss of or slowing of growth in our student user base and their level of engagement with our platform.

The growth of our business and our brand depends on the ability of students to access the Internet and the products and services available on our website, in particular in non-U.S. countries. Colleges that provide students with access to the Internet either through physical computer terminals on campus or through wired or wireless access points on campus could block or restrict access to our website, content or services or the Internet generally for a number of reasons including security or confidentiality concerns, regulatory reasons, or concerns that certain of our products and services, such as Chegg Study, may contradict or violate their policies.

If colleges modify their policies in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, the overall growth in our student user base would slow, student engagement would decrease and we would lose revenues. Any reduction in the number of students directed to our website would harm our business and results of operations.

Our operations are susceptible to earthquakes, floods, rolling blackouts, and other types of power loss. If these or other natural or man-made disasters were to occur, our business and results of operations would be adversely affected.

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts, or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, inclement weather, shelving accidents, or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or textbook library, or our distribution partners' ability to fulfill orders for print textbook rentals and sales and our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

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

We may be subject to greater than anticipated liabilities for income, property, sales, and other taxes, and any successful action by federal, state, foreign, or other authorities to collect additional taxes could adversely harm our business.

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. We collect sales taxes in all U.S. states with a sales tax and most local jurisdictions on our sales, rentals, and digital services sold through our commerce system including sales and rentals on behalf of our third-party publishers.  In June 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al ruled that a state can require an online retailer with no in-state property or personnel to collect and remit sales and use tax on sales made to the state’s residents. It is possible that such taxes could be assessed by certain states retroactively for periods before the Wayfair decision on acquired products that are not sold through our commerce system. Any successful action by federal, state, foreign or other authorities to impose or collect additional income tax or compel us to collect and remit additional sales, use, value-added or similar taxes, either retroactively, prospectively or both, could harm our business, financial condition and results of operations.

We may not be able to utilize a significant portion of our net operating loss or tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses of approximately $591 million and $440 million, respectively, which if not utilized will begin to expire in 2028 and 2020 for federal and state purposes, respectively. An immaterial portion of the state net operating loss carryforwards expired in 2019. At December 31, 2019, we also had federal tax credit carryforwards of approximately $14.8 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $11.9 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $25 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky.

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

The 2017 Tax Act, among other things, included changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, executive compensation, other expenses, and future net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States. In the fourth quarter of 2017, we reduced our net deferred tax asset by approximately $42 million as a result. The revaluation of our deferred tax assets, including U.S. federal net operating losses, is offset by an equal reduction in our valuation allowance and therefore there were no additional changes to our results of operations. In 2018 and 2019 the Internal Revenue Service (IRS) issued guidance on a number of the changes in the 2017 Tax Act which were considered and had no impact on our prior year tax provisions. We will continue to assess the impact of additional guidance related to the 2017 Tax Act on our net deferred tax assets and liabilities including state conformity and will continue to examine the impact this tax legislation may have on our cash taxes and on our business.

Under the 2017 Tax Act, a corporation’s interest expense generally is limited to the business interest income of the corporation and 30% of the corporation’s “adjusted taxable income.” Adjusted taxable income is defined generally as taxable income with certain add-backs, including in years before 2022, any deductions allowable for depreciation and amortization. Interest expense in excess of the above limitation is not deductible by the corporation but carries forward indefinitely. Depending on our future results, it is possible that our deductions for interest expense arising from the notes and the related capped call transactions could be limited, in which case our after-tax cost of borrowing could increase.
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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded complete amounts in our financial statements for the year ended December 31, 2018. Subsequent to December 31, 2018 the U.S. Treasury Department, the IRS, and other standard-setting bodies have issued and may continue to issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments that could affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. Further, foreign governments may enact local tax laws in response to the 2017 Tax Act which may result in additional changes that could materially affect our financial position and results of operations.

Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), for which we were required to recognize right of use (ROU) assets and lease liabilities on our consolidated balance sheets. We adopted Topic 842 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. See Note 11 to our accompanying financial statements for information about Topic 842.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $45.77 through December 31, 2019. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations, including as a result of the seasonality in our business;

•
our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and results of operations;

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures, or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	future sales of our common stock by our officers, directors, and existing stockholders or the anticipation of such sales;

•	issuances of additional shares of our common stock in connection with acquisitions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares, including any common stock issued upon conversion of the notes;

•	lawsuits threatened or filed against us;

•	regulatory developments in our target markets affecting us, students, colleges, brands, publishers, or our competitors;

•	political climate in the United States, with a focus on cutting or limiting budgets, higher education, and taxation;

•	terrorist attacks or natural disasters or other such events impacting countries where we have operations;

•	international stock market conditions; and

•	general economic and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes, and currency fluctuations.

Furthermore, both domestic and international stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We believe our stock price may be particularly susceptible to volatility as the stock prices of technology and Internet companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

If securities or industry analysts do not report about our business or publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. Additionally, individuals or entities with short positions in our stock could seek to depress the share price by publishing inaccurate or incomplete statements, opinions, or research reports regarding our businesses and the laws and regulations applicable to them, as we have seen and may continue to experience in the future.

We may be subject to short selling strategies that may drive down the market price of our common stock.

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects, and similar matters calculated to or which may create negative market momentum. Although, traditionally, short sellers were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet has allowed short sellers to publicly attack a company’s reputation and business on a broader scale. In the past, the publication of such commentary about us by a disclosed short seller has precipitated a decline in the market price of our common stock, and future similar efforts by other short sellers may have similar effects.

In addition, if we are subject to unfavorable allegations promoted by short sellers, even if untrue, we may have to expend a significant amount of resources to investigate such allegations and defend ourselves from possible shareholder suits prompted by such allegations, which could adversely impact our business, results of operations, and financial condition.

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act or the rules and regulations thereunder in federal court.

Risks Related to Our Convertible Senior Notes

Servicing our 0.125% convertible senior notes due 2025 (the "2025 notes") and 0.25% convertible senior notes due 2023 (the “2023 notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In March 2019, we issued $700 million in aggregate principal amount of 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million aggregate principal amount of 2023 notes. Collectively, the 2025 notes and 2023 notes are referred to as the "notes." Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to March 2022 for the 2025 notes and May 2021 for the 2023 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 67,500 square feet of space under a lease that expires in November 2023. We have additional offices in California, Oregon, and New York in the United States and internationally in India and Israel, under leases that expire at varying times between 2020 and 2024. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation or other forms of communication. In addition, we may from time to time be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance, or other matters.

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
On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9,978,107 and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal and we are currently awaiting their filing of a brief with the court.

We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our business, results of operations, and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of January 31, 2020, there were 32 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Unregistered Sales of Securities

In March 2019, we issued $700 million in aggregate principal amount of 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for an aggregate principal amount of $800 million. The 2025 notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2025 notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the issuance of the 2025 notes was provided in a Current Report on Form 8-K filed with the SEC on April 5, 2019 and March 26, 2019. See Note 10, “Convertible Senior Notes”, of our consolidated financial statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information.

Issuer Repurchases

We did not repurchase any of our common stock during the three months ended December 31, 2019, other than in connection with the forfeiture of common stock by holders of restricted stock units in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock units.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Russell 2000 Index (Russell 2000). The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of Chegg, Inc., the S&P 500 and the Russell 2000 and data for the S&P 500 and the Russell 2000 assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total net revenues	$410,926	$321,084	$255,066	$254,090	$301,373
Gross profit	318,744	241,088	174,891	134,489	111,524
Net loss	(9,605)	(14,888)	(20,283)	(42,245)	(59,210)
Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.20)	$(0.47)	$(0.68)
Weighted average shares used to compute net loss per share, basic and diluted	119,204	113,251	100,022	90,534	86,818

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$1,488,998	$760,938	$446,930	$290,652	$291,356
Deferred revenue	18,780	17,418	13,440	14,836	14,971
Convertible senior notes, net	900,303	283,668	—	—	—
Common stock and additional paid-in capital	916,217	818,229	782,955	593,443	560,330
Total stockholders' equity	498,829	410,634	391,062	221,939	231,075

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 25, 2019, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

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

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Our Chegg Study subscription service provides “Expert Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, and CiteThisForMe. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator.

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

In October 2019, we acquired Thinkful, a skills-based learning platform that offers professional courses directly to students across the United States to expand our existing offerings by adding affordable and high-quality courses focused on the most in-demand technology skills.

During the years ended December 31, 2019, and 2018, we generated net revenues of $410.9 million and $321.1 million, respectively, and in the same periods had net losses of $9.6 million and $14.9 million, respectively. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

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

Chegg Services

Our Chegg Services for students primarily includes Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful, our skills-based learning platform. Students typically pay to access Chegg Services such as Chegg Study on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 81% and 79% and of net revenues during the years ended December 31, 2019 and 2018, respectively.

Required Materials

Our Required Materials product line includes a revenue share, upon fulfillment, on the total transactional amount of a rental and sale transaction for print textbooks. We have entered into agreements with partners to provide our customers a wide variety of print textbooks for which they have title and risk of loss. These agreements have allowed us to reduce capital requirements and operating expenses. Additionally, Required Materials includes revenues from eTextbooks, which we offer on a standalone basis or as a rental-equivalent solution and for free to students awaiting the arrival of their print textbook rental for select print textbooks. eTextbooks and supplemental course materials are available from approximately 120 publishers as of December 31, 2019.

In the aggregate, Required Materials revenues were 19% and 21% of net revenues during the years ended December 31, 2019 and 2018, respectively.

In October 2019, we signed a strategic logistics agreement with FedEx which will transition the logistics and warehousing for print textbooks transactions to FedEx in 2020. In January 2020, we began making purchases of print textbooks for our print textbook library, in which we will have title and risk of loss. Required Materials will also include revenues from print textbooks that we will own, which will be recognized as the total transaction amount ratably over the term of a rental period, which is generally two to five months.

Seasonality of Our Business

Chegg Services, rental revenues from print textbooks that we own, and eTextbooks revenues are primarily recognized ratably over the term a student subscribes to our Chegg Services or rents a print textbook or eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Our variable expenses related to marketing activities remain highest in the first and third quarter such that our profitability may not provide meaningful insight on a sequential basis.

As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.

Components of Results of Operations

Net Revenues

We recognize revenues from our Chegg Services and Required Materials product lines, net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards, and PayPal.

Revenues from our Chegg Services product line primarily includes Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Chegg Services are offered to students primarily through weekly or monthly subscriptions, and we recognize revenues ratably over the respective subscription period. Revenues from Thinkful, our skills-based learning platform, are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course. Revenues from our Required Materials product line includes a revenue share, upon fulfillment, on the total transactional amount of a rental and sale transaction for print textbooks and revenues from eTextbooks. The revenue share on the rental and sale of print textbooks is recognized immediately when a book ships to the student. Shipping and handling activities are performed after we recognize revenues and we have elected to account for them as activities to fulfill a print textbook rental or sale order. Revenues from the rental of eTextbooks is recognized ratably over the contractual period, generally two to five months. Revenues from the sale of eTextbooks is recognized immediately when the eTextbook sale occurs. Beginning in 2020, as a result of our ownership of print textbooks in conjunction with the transition to

FedEx for print textbook logistics and warehousing, Required Materials will also include revenues from print textbooks that we will own, which will be recognized as the total transaction amount ratably over the term of a rental period, which is generally two to five months.

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

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop, license from publishers for which we pay one-time license fees, or acquire through acquisitions, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Beginning in 2020, as a result of our ownership of print textbooks in conjunction with our transition to FedEx for print textbook logistics and warehousing, cost of revenues will additionally include, but not limited to, print textbook library depreciation and shipping and other fulfillment costs.

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

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and restructuring charges. One of the most significant components of our operating expenses is employee-related costs, which include share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our operating expenses also contain information technology expenses such as technology costs to support our research and development, sales and marketing expenses, depreciation on our infrastructure systems, amortization of acquired intangible assets except content libraries, and outside services. We allocate certain costs to each expense category, including cost of revenues, research and development, sales and marketing and general and administrative. The allocation is primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Research and Development

Our research and development expenses consist of salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include amortization of acquired intangible assets, depreciation expense, technology costs to support our research and development, outside services, and allocated information technology and facilities expenses. We expense substantially all of our research and development expenses as they are incurred. In the past three years, our research and development expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns, and other initiatives. We incur salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions, amortization of acquired intangible assets, and allocated information technology, and facilities costs. Our marketing expenses are largely variable; and we tend to incur these in the first and third quarters of the year due to our efforts to target students at the beginning of academic terms. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense.

General and Administrative

Our general and administrative expenses consist of salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside services, legal and accounting services, depreciation expense, and allocated information technology and facilities costs.

Restructuring Charges

Restructuring charges are primarily comprised of severance costs, contract and program termination costs, asset impairments and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the results of operations of the period in which such plan is approved and the expense becomes estimable.

Interest Expense, Net and Other Income, Net

Interest expense, net consists primarily of interest expense on the amortization of debt discount and issuance costs related to the notes. Other income, net consists primarily of interest income on our cash and cash equivalents and investment balances.

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

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2019		2018
Net revenues	$410,926	100%	$321,084	100%
Cost of revenues(1)	92,182	22	79,996	25
Gross profit	318,744	78	241,088	75
Operating expenses:
Research and development(1)	139,772	34	114,291	36
Sales and marketing(1)	63,569	15	54,714	17
General and administrative(1)	97,489	24	77,714	24
Restructuring charges	97	—	589	—
Total operating expenses	300,927	73	247,308	77
Income (loss) from operations	17,817	5	(6,220)	(2)
Total interest expense, net and other income, net	(24,788)	(6)	(7,238)	(2)
Loss before provision for income taxes	(6,971)	(1)	(13,458)	(4)
Provision for income taxes	2,634	(1)	1,430	(1)
Net loss	$(9,605)	(2)%	$(14,888)	(5)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$426		$420
Research and development	22,229		17,055
Sales and marketing	7,380		6,703
General and administrative	34,874		27,852
Total share-based compensation expense	$64,909		$52,030

Years Ended December 31, 2019 and 2018

Net Revenues

Net revenues during the year ended December 31, 2019 increased $89.8 million, or 28%, compared to the same period in 2018.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,		Change in 2019
	2019	2018	$	%
Chegg Services	$332,221	$253,985	$78,236	31%
Required Materials	78,705	67,099	11,606	17
Total net revenues	$410,926	$321,084	$89,842	28

Chegg Services revenues increased by $78.2 million, or 31%, during the year ended December 31, 2019, compared to the same period in 2018 due to growth in Chegg Study and Chegg Writing. Chegg Services revenues represented 81% and 79% of net revenues during the years ended December 31, 2019 and 2018, respectively. Required Materials revenues increased by $11.6 million, or 17%, during the year ended December 31, 2019 compared to the same period in 2018, primarily due to better performance from our Required Materials print textbook partners as well as recognition of deferred variable consideration. Required Materials revenues represented 19% and 21% of net revenues during the years ended December 31, 2019 and 2018, respectively.

Beginning in 2020, Required Materials will also include revenues from print textbooks that we will own, which will be recognized as the total transaction amount ratably over the term of a rental period, which is generally two to five months. As such, we expect Required Materials revenues to increase in 2020.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2019
	2019	2018	$	%
Cost of revenues(1)	$92,182	$79,996	$12,186	15%

(1) Includes share-based compensation expense of:	$426	$420	$6	1%

Cost of revenues during the year ended December 31, 2019 increased by $12.2 million, compared to the same period in 2018. The increase was primarily attributable to higher amortization of content of $7.1 million, higher payment processing of $2.2 million, and higher employee-related expenses of $1.8 million. Gross margins increased to 78% in the year ended December 31, 2019, from 75% during the same period in 2018 as a result of the growth in our higher margin Chegg Services revenues.

Beginning in 2020, we expect our cost of revenues to increase and gross margins to decrease as a result of costs related to our ownership of print textbooks.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2019
	2019	2018	$	%
Research and development(1)	$139,772	$114,291	$25,481	22%
Sales and marketing(1)	63,569	54,714	8,855	16
General and administrative(1)	97,489	77,714	19,775	25
Restructuring charges	97	589	(492)	(84)
Total operating expenses	$300,927	$247,308	$53,619	22

(1) Includes share-based compensation expense of:
Research and development	$22,229	$17,055	$5,174	30%
Sales and marketing	7,380	6,703	677	10
General and administrative	34,874	27,852	7,022	25
Share-based compensation expense	$64,483	$51,610	$12,873	25

Research and Development

Research and development expenses during the year ended December 31, 2019 increased by $25.5 million, or 22%, compared to the same period in 2018. The increase was primarily attributable to higher employee-related expenses of $12.6 million, higher technology costs to support our research and development of $5.0 million, higher share-based compensation expense of $5.2 million, higher employer taxes driven by the increases in our stock price of $1.0 million, higher depreciation and amortization of $1.1 million, and higher outside services of $2.3 million, compared to the same period in 2018. Research and development expenses as a percentage of net revenues were 34% during the year ended December 31, 2019 compared to 36% of net revenues during the same period in 2018.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2019 increased by $8.9 million, or 16%, compared to the same period in 2018. The increase was attributable to higher paid marketing expense of $6.6 million primarily for streaming radio and display advertisement, higher employee-related expenses of $0.4 million, higher share-based compensation expense of $0.7 million, and higher employer taxes driven by the increase in our stock price of $0.3 million, compared to the same period in 2018. Sales and marketing expenses as a percentage of net revenues were 15% during the year ended December 31, 2019 compared to 17% of net revenues during the same period in 2018.

General and Administrative

General and administrative expenses in the year ended December 31, 2019 increased by $19.8 million, or 25%, compared to the same period in 2018. The increase was primarily attributable to higher employee-related expenses of $6.0 million, higher share-based compensation expense of $7.0 million, higher employer taxes driven by the increases in our stock price of $1.6 million, higher depreciation and amortization of $1.0 million, higher professional fees of $1.4 million, higher outside services of $0.2 million and higher technology expenses to support our operations of $1.0 million, compared to the same period in 2018. General and administrative expenses as a percentage of net revenues were flat at 24% during the years ended December 31, 2019 and 2018.

Restructuring Charges

Restructuring charges during the year ended December 31, 2019 were not material to our results of operations. Restructuring charges of $0.6 million during the year ended December 31, 2018 were primarily related to our subtenant filing for bankruptcy and exiting our leased office. Costs incurred to date are expected to be fully paid within two months.

Interest Expense, Net and Other Income, Net

The following table sets forth our interest expense, net, and other income, net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2019
	2019	2018	$	%
Interest expense, net	$(44,851)	$(11,225)	$(33,626)	300%
Other income, net	20,063	3,987	16,076	403
Total interest expense, net and other income, net	$(24,788)	$(7,238)	$(17,550)	242

Interest expense, net increased during the year ended December 31, 2019, compared to the same period in 2018, primarily attributable to the amortization of debt discount and issuance costs and contractual interest expense related to the notes.

Other income, net, increased during the year ended December 31, 2019, compared to the same period in 2018, primarily attributable to additional interest earned on our investments purchased with proceeds from the notes.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2019
	2019	2018	$	%
Provision for income taxes	$2,634	$1,430	$1,204	84%
We recorded an income tax provision of approximately $2.6 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, which was primarily due to state and foreign income tax expense. The provision for income taxes increased during the year ended December 31, 2019, compared to the same period in 2018, and was primarily due a decrease in prior year tax provision driven by the release of uncertain tax provisions.

Liquidity and Capital Resources

As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.1 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In March/April 2019 and April 2018, we closed offerings of our 2025 notes and our 2023 notes generating net proceeds of approximately $780.2 million and $335.6 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2025 notes and 2023 notes mature on March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed, or repurchased in accordance with their terms prior to such date.

As of December 31, 2019, we have incurred cumulative losses of $416.3 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes and 2025 notes offerings, and cash generated from operations.

Beginning in 2020, we expect to purchase approximately $50.0 million of print textbooks, net of proceeds from liquidations of print textbooks, in conjunction with the transition of logistics and warehousing for print textbooks transactions to FedEx. Purchases of print textbooks will be shown as a cash outflow from investing activities and proceeds from liquidations of print textbooks will be shown as a cash inflow from investing activities.

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

Most of our cash is held in the United States. As of December 31, 2019, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds, however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Years Ended December 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$113,403	$75,113
Net cash used in investing activities	$(703,425)	$(82,549)
Net cash provided by financing activities	$603,509	$256,418

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2019 and 2018, our net losses were fully offset by non-cash expenditures such as other depreciation and amortization expense, share-based compensation expense, and amortization of debt discount and issuance costs expense.

Net cash provided by operating activities during the year ended December 31, 2019 was $113.4 million. Our net loss of $9.6 million was offset by significant non-cash operating expenses, including other depreciation and amortization expense of $30.2 million, share-based compensation expense of $64.9 million, and the amortization of debt discount and issuance costs related to the 2025 notes and 2023 notes of $43.2 million.

Net cash provided by operating activities during the year ended December 31, 2018 was $75.1 million. Our net loss of $14.9 million was offset by significant non-cash operating expenses, including other depreciation and amortization expense of $22.8 million, share-based compensation expense of $52.0 million, and the amortization of debt discount and issuance costs related to the 2023 notes of $10.5 million.

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchases of investments, acquisition of businesses, and purchases of property and equipment, offset by proceeds from the sale and maturity of investments.

Net cash used in investing activities during the year ended December 31, 2019 was $703.4 million and was related to the purchases of investments of $959.9 million, purchases of property and equipment of $42.3 million, and the acquisition of business of $79.1 million, partially offset by the maturity of investments of $324.7 million and proceeds from the sale of investments of $53.3 million.

Net cash used in investing activities during the year ended December 31, 2018 was $82.5 million and was related to the purchases of investments of $146.9 million, purchases of property and equipment of $31.2 million, the acquisition of businesses of $34.7 million, and the purchase of a strategic equity investment of $10.0 million, partially offset by the maturity of investments of $138.4 million and proceeds from the sale of investments of $1.8 million.

Cash Flows from Financing Activities

Cash flows from financing activities have been primarily related to the issuance of convertible senior notes, net of issuance costs, issuance of common stock under stock plans offset by the purchases of convertible senior notes capped call instruments, payment of taxes related to the net share settlement of equity awards, and repurchases of common stock.

Net cash provided by financing activities during the year ended December 31, 2019 was $603.5 million and was related to the proceeds from the issuance of the 2025 notes, net of issuance costs of $780.2 million and the proceeds from the issuance of common stock under stock plans of $35.1 million, partially offset by the payment of $94.6 million in taxes related to the net share settlement of equity awards which became vested during the period, the purchase of capped call instruments related to our 2025 notes of $97.2 million and the repurchase of common stock of $20.0 million done in connection with the issuance of the 2025 notes.

Net cash provided by financing activities during the year ended December 31, 2018 was $256.4 million and was related to the proceeds from the issuance of the 2023 notes, net of issuance costs of $335.6 million and the proceeds from the issuance of common stock under stock plans of $29.1 million, partially offset by the payment of $49.1 million in taxes related to the net share settlement of equity awards which became vested during the period, the purchase of capped call instruments related to our 2023 notes of $39.2 million and the repurchase of common stock of $20.0 million done in connection with the issuance of the 2023 notes.

Contractual Obligations and Other Commitments

The following is a summary of our contractual obligations and other commitments as of December 31, 2019 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$1,153,519	$1,863	$3,725	$347,431	$800,500
Purchase obligations (2)	43,787	27,639	9,788	5,966	394
Operating lease obligations (3)	21,638	6,094	11,026	4,518	—
Textbook purchase obligation (4)	29,404	29,404	—	—	—
Total contractual obligations	$1,248,348	$65,000	$24,539	$357,915	$800,894
_____________________________________________________
(1) Includes semi-annual cash interest payments of $0.9 million. Our convertible senior notes are recorded on our consolidated balance sheets at the carrying amount of $900.3 million as of December 31, 2019.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our offices are leased under operating leases, which expire at various dates through 2024.
(4) Represents one-time obligation to purchase print textbooks to establish our initial print textbook library.

In addition, our other long-term liabilities include $2.1 million related to uncertain tax positions as of December 31, 2019. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that assumptions and estimates of the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information on all of our significant accounting policies, see Note 2, “Significant Accounting Policies”, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the revenue share we earn upon the shipment of a print textbook to a student. For the rental or sale of eTextbooks, we have concluded that we control the service, therefore we recognize revenues and cost of revenues on a gross basis ratably over the term the student has access to the eTextbook. Rental revenues from print textbooks that we own will be recognized at the gross amount of the total transaction as a principal as we have concluded that we do control the use of print textbooks that we own.

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

Our agreements with print textbook partners may include an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. We estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period. In determining this estimate, we consider the single most likely amount in a range of possible amounts. This estimated amount of variable consideration requires management to make a judgment based on the forecasted amount of consideration that we expect we will earn as well as the time period in which we can reasonably rely on the accuracy of the forecast. Our estimate of variable consideration is constrained to only include three to four years of estimated variable consideration. This is the amount of variable consideration for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, as the amounts that we could potentially earn in the outer years can change significantly based on factors that are out of our control. If our forecasts are inaccurate, the estimated amount of variable consideration could be inaccurate which could impact our revenue recognition in a given period.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-lived assets during the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, we had intangible assets, net, of $34.7 million and $25.9 million, respectively and property and equipment, net of $87.4 million and $59.9 million, respectively.

Goodwill and Indefinite Lived Intangible Asset

Goodwill and our indefinite lived intangible asset are tested for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. Our qualitative assessment requires management to make judgments based on the factors listed above in our determination of whether events or changes in circumstances indicate that the carrying values may not be recoverable. Should we conclude that it is more likely than not that our carrying values have been impaired, we would recognize an impairment charge for the amount by which the carrying amount of goodwill and our indefinite lived intangible asset exceed our fair value. We have not recognized any impairment of goodwill or our indefinite lived intangible asset since our inception. As of December 31, 2019 and 2018, we had goodwill of $214.5 million and $149.5 million, respectively, and an indefinite lived intangible asset related to the internships.com trade name of $3.6 million.

Share-based Compensation Expense

We measure and recognize share-based compensation expense for all awards made to employees, directors and consultants, including restricted stock units (RSUs), performance-based RSUs (PSUs) and our employee stock purchase plan (ESPP) based on estimated fair values.

We estimate a forfeiture rate to calculate the share-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and management’s expectation of exercise behaviors. We continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

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

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 2, “Significant Accounting Policies”, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to foreign currency exchange rates, interest rates, and inflation.

Foreign Currency Exchange Risk

International revenues as a percentage of net revenues is not significant and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical results of operations. There were no significant foreign exchange gains or losses in the years ended December 31, 2019 and 2018.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $387.5 million and $374.7 million as of December 31, 2019 and 2018, respectively, and held investments of $691.6 million and $109.4 million as of December 31, 2019 and 2018, respectively. Our cash and cash equivalents consist of cash, money market accounts, and commercial paper and investments consist of commercial paper, corporate securities, U.S. treasury securities, and agency bonds. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase or decrease in interest rates would result in a $6.9 million and $1.3 million increase or decline in the fair value of our investments as of December 31, 2019 and 2018, respectively. Any realized gains or losses resulting from such hypothetical interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and money market accounts and investments in which we invested our cash.

We carry our notes at face value less unamortized debt discount and debt issuance costs on our consolidated balance sheets. Because the 2025 notes and 2023 notes have a fixed annual interest rate of 0.125% and 0.25%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 10, “Convertible Senior Notes,” of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes and the schedule listed in the Index at Item 15.2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Senior Notes - Refer to Notes 2, 5, and 10 to the financial statements

Critical Audit Matter Description

During 2019, the Company issued $800 million in aggregate principal amount of convertible senior notes (“the notes”) due in 2025, which, if converted, may be settled in cash, shares of common stock or a combination thereof, at the Company’s election. The Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the principal amount of the notes.

Given the determination of the fair value of the liability component required management to make significant estimates and assumptions regarding the relevant valuation assumptions, auditing the valuation of the liability component required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in the valuation of financial instruments, when performing audit procedures to evaluate management’s judgments and conclusions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the fair value of the liability component included the following, among others:

•	We tested the effectiveness of internal controls over the Company’s determination of the fair value of the liability component, including controls over the relevant valuation assumptions.

•
With the assistance of our fair value specialists, we evaluated the appropriateness of the valuation methodology and the reasonableness of the valuation assumptions to determine the fair value of the liability component. Additionally, we:

–	Tested the source information underlying the valuation assumptions used in the model to determine fair value.

–	Tested the mathematical accuracy of the valuation model.

–	Developed a range of independent estimates and compared those to the fair value of the liability component determined by management.

Acquisitions - Thinkful Acquisition - Refer to Notes 2, 7, and 8 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Thinkful, Inc. (“Thinkful”) on October 1, 2019. The total fair value of the purchase consideration was $79.2 million. The purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their estimated fair values, including a content library intangible asset of $6.9 million (“content library”). The determination of the fair value of the content library required management to make significant estimates and assumptions related to future expected cash flows from acquired users, useful lives, and discount rates.

Given the significant judgments made by management to estimate the fair value of the content library, performing audit procedures to evaluate the reasonableness of the forecasted revenues and cost of revenues used in the determination of future expected cash flows, especially considering Thinkful’s limited operating history, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted revenues and cost of revenues for the content library intangible asset included the following, among others:

•	We tested the effectiveness of controls over the valuation of the content library intangible asset, including management’s controls over forecasted revenues and cost of revenues.

•
We evaluated the reasonableness of management’s forecasted revenues and cost of revenues by comparing such forecasted amounts (or as applicable, the implied growth rates and margin assumptions) against various other sources, including:

–	Historical performance of Thinkful.

–	Industry data and analyst reports.

–	Internal communications to management and the Board of Directors.

–	Forecasted information as well as analyst and industry reports for the Company and certain of its peer companies.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 20, 2020

We have served as the Company’s auditor since 2018.

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal controls over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 20, 2020 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Thinkful, Inc., which was acquired on October 1, 2020 and whose financial statements constituted less than 1% of total assets as of December 31, 2019 and less than 1% of total net revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Thinkful, Inc.

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
February 20, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Chegg, Inc. (the Company) for the year ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
San Jose, California
February 26, 2018

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$387,520	$374,664
Short-term investments	381,074	93,345
Accounts receivable, net of allowance for doubtful accounts of $56 and $229 at December 31, 2019 and December 31, 2018, respectively	11,529	12,733
Prepaid expenses	10,538	4,673
Other current assets	16,606	9,510
Total current assets	807,267	494,925
Long-term investments	310,483	16,052
Property and equipment, net	87,359	59,904
Goodwill	214,513	149,524
Intangible assets, net	34,667	25,915
Right of use assets	15,931	—
Other assets	18,778	14,618
Total assets	$1,488,998	$760,938
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,362	$8,177
Deferred revenue	18,780	17,418
Current operating lease liabilities	5,283	—
Accrued liabilities	39,964	34,077
Total current liabilities	71,389	59,672
Long-term liabilities
Convertible senior notes, net	900,303	283,668
Long-term operating lease liabilities	14,513	—
Other long-term liabilities	3,964	6,964
Total long-term liabilities	918,780	290,632
Total liabilities	990,169	350,304
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 121,583,501 and 115,500,418 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	122	116
Additional paid-in capital	916,095	818,113
Accumulated other comprehensive loss	(1,096)	(1,019)
Accumulated deficit	(416,292)	(406,576)
Total stockholders' equity	498,829	410,634
Total liabilities and stockholders' equity	$1,488,998	$760,938

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net revenues	$410,926	$321,084	$255,066
Cost of revenues	92,182	79,996	80,175
Gross profit	318,744	241,088	174,891
Operating expenses:
Research and development	139,772	114,291	81,926
Sales and marketing	63,569	54,714	51,240
General and administrative	97,489	77,714	64,411
Restructuring charges	97	589	1,047
Gain on liquidation of textbooks	—	—	(4,766)
Total operating expenses	300,927	247,308	193,858
Income (loss) from operations	17,817	(6,220)	(18,967)
Interest expense, net and other income, net:
Interest expense, net	(44,851)	(11,225)	(74)
Other income, net	20,063	3,987	560
Total interest expense, net and other income, net	(24,788)	(7,238)	486
Loss before provision for income taxes	(6,971)	(13,458)	(18,481)
Provision for income taxes	2,634	1,430	1,802
Net loss	$(9,605)	$(14,888)	$(20,283)
Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.20)
Weighted average shares used to compute net loss per share, basic and diluted	119,204	113,251	100,022
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(9,605)	$(14,888)	$(20,283)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale investments, net of tax	668	76	(187)
Change in foreign currency translation adjustments, net of tax	(745)	(813)	81
Other comprehensive loss	(77)	(737)	(106)
Total comprehensive loss	$(9,682)	$(15,625)	$(20,389)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2016	91,709	$92	$593,351	$(176)	$(371,328)	$221,939
Issuance of common stock in connection with follow-on offering, net of offering costs	11,500	12	147,597	—	—	147,609
Issuance of common stock upon exercise of stock options and ESPP	3,280	3	23,653	—	—	23,656
Net share settlement of equity awards	3,155	3	(20,115)	—	—	(20,112)
Warrant exercises	24	—	—	—	—	—
Share-based compensation expense	—	—	38,359	—	—	38,359
Other comprehensive loss	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	(20,283)	(20,283)
Balances at December 31, 2017	109,668	110	782,845	(282)	(391,611)	391,062
Cumulative-effect adjustment to accumulated deficit related to adoption of ASUs	—	—	—	—	(77)	(77)
Equity component of convertible senior notes, net of issuance costs	—	—	62,444	—	—	62,444
Purchase of convertible senior notes capped call	—	—	(39,227)	—	—	(39,227)
Repurchase of common stock	(983)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	3,459	4	29,109	—	—	29,113
Net share settlement of equity awards	3,322	3	(49,089)	—	—	(49,086)
Warrant exercises	34	—	—	—	—	—
Share-based compensation expense	—	—	52,030	—	—	52,030
Other comprehensive loss	—	—	—	(737)	—	(737)
Net loss	—	—	—	—	(14,888)	(14,888)
Balances at December 31, 2018	115,500	116	818,113	(1,019)	(406,576)	410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	3,276	4	35,093	—	—	35,097
Net share settlement of equity awards	3,248	3	(94,571)	—	—	(94,568)
Issuance of common stock in connection with prior acquisition	64	—	3,003	—	—	3,003
Share-based compensation expense	—	—	64,909	—	—	64,909
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(9,605)	(9,605)
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829

See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(9,605)	$(14,888)	$(20,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	30,247	22,805	19,337
Share-based compensation expense	64,909	52,030	38,359
Gain on liquidation of textbooks	—	—	(4,766)
Loss from write-offs of textbooks	—	—	314
Loss from write-offs of property and equipment	1,009	93	1,368
Interest accretion on deferred consideration	—	—	(626)
Amortization of debt discount and issuance costs	43,202	10,494	—
Deferred income taxes	(39)	(323)	—
Operating lease expense, net of accretion	4,385	—	—
Other, net	(416)	65	68
Change in assets and liabilities net of effect of acquisition of businesses:
Accounts receivable	1,829	(1,538)	(175)
Prepaid expenses and other current assets	(12,930)	(4,921)	13,550
Other assets	(1,494)	48	1,049
Accounts payable	(2,395)	893	2,649
Deferred revenue	(1,682)	3,978	(1,396)
Accrued liabilities	(206)	3,838	2,087
Other liabilities	(3,411)	2,539	15
Net cash provided by operating activities	113,403	75,113	51,550
Cash flows from investing activities
Proceeds from liquidations of textbooks	—	—	6,943
Purchases of investments	(959,911)	(146,856)	(128,247)
Proceeds from sale of investments	53,261	1,800	16,393
Maturities of investments	324,700	138,380	9,750
Purchases of property and equipment	(42,326)	(31,223)	(26,142)
Acquisition of businesses, net of cash acquired	(79,149)	(34,650)	(14,931)
Purchases of strategic equity investment	—	(10,000)	—
Net cash used in investing activities	(703,425)	(82,549)	(136,234)
Cash flows from financing activities
Common stock issued under stock plans, net	35,100	29,116	23,659
Payment of taxes related to the net share settlement of equity awards	(94,571)	(49,089)	(20,115)
Payment of deferred cash consideration related to acquisitions	—	—	(16,939)
Proceeds from follow-on offering, net of offering costs	—	—	147,609
Proceeds from issuance of convertible senior notes, net of issuance costs	780,180	335,618	—
Purchase of convertible senior notes capped call	(97,200)	(39,227)	—
Repurchase of common stock	(20,000)	(20,000)	—
Net cash provided by financing activities	603,509	256,418	134,214
Net increase in cash, cash equivalents and restricted cash	13,487	248,982	49,530
Cash, cash equivalents and restricted cash, beginning of period	375,945	126,963	77,433
Cash, cash equivalents and restricted cash, end of period	$389,432	$375,945	$126,963

See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2019	2018	2017
Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,332	$605	$85
Income taxes	$2,070	$2,097	$1,790
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(5,297)	$—	$—
Right of use assets obtained in exchange for lease obligations:
Operating leases	$3,364	$—	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$10,036	$1,210	$3,573
Issuance of common stock related to prior acquisition	$3,003	$—	$—

	December 31,
	2019	2018	2017

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$387,520	$374,664	$126,457
Restricted cash included in other current assets	149	84	84
Restricted cash included in other assets	1,763	1,197	422
Total cash, cash equivalents and restricted cash	$389,432	$375,945	$126,963

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

Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2019, December 31, 2018, and December 31, 2017 as 2019, 2018, and 2017, respectively.

We have changed the captions on our consolidated statements of cash flows from “purchases of marketable securities” to “purchases of investments” and from “maturities of marketable securities” to “maturities of investments.” This change does not impact any current or previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, the valuation of our convertible senior notes, internal-use software and website development costs, and operating lease right of use (ROU) assets and operating lease liabilities. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash, money market accounts, and commercial paper at financial institutions, and are stated at cost, which approximates fair value. We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

Investments

We hold investments in commercial paper, corporate securities, U.S. treasury securities, and agency bonds. We classify our investments as available-for-sale that are either short or long-term based on the nature of each security based on the contractual maturity of the investment when purchased. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in other comprehensive loss on our consolidated statements of stockholders’ equity. Unrealized losses are charged against other income, net when a decline in fair value is determined to be other-than-temporary. We did not record any such impairment charges in the periods presented. We determined realized gains or losses on the sale of investments on a specific identification method, and recorded such gains or losses as other income, net. For the years ended December 31, 2019, 2018 and 2017, the Company's gross realized gains and losses on investments were not significant.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and investments in highly liquid instruments in accordance with our investment policy. We place the majority of our cash and cash equivalents and restricted cash with financial institutions in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with a financial institution are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investments diversified among security types, industries and issuers. Our investments were held and managed by recognized financial institutions that followed our investment policy with the main objective of preserving capital and maintaining liquidity.

Concentrations of credit risk with respect to accounts receivables exist to the full extent of amounts presented in the financial statements. We had one customer, in each year, that represented 11% of our net accounts receivable balance as of December 31, 2019 and 2018. No customers represented over 10% of net revenues during the years ended December 31, 2019, 2018 or 2017.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and content amortization. Depreciation and content amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Computers and equipment	3 years
Internal-use software and website development	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of 5 years
Content	Shorter of the licensed content term or the estimated useful life of 5 years

Depreciation and content amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories in our consolidated statements of operations. Depreciation and content amortization expense during the years ended December 31, 2019, 2018, and 2017 were approximately $24.2 million, $16.8 million, and $13.8 million, respectively.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in income (loss) from operations.

Internal-Use Software and Website Development Costs

We capitalize certain costs associated with software developed or obtained for internal use and website and application development. We capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over a three year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.

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

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our indefinite-lived intangible asset represents the internships.com trade name. Goodwill and our indefinite-lived intangible asset are not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test on October 1st of 2019 and 2018, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount. As of December 31, 2019 and 2018, we had goodwill of $214.5 million and $149.5 million, respectively, and an indefinite lived intangible asset related to the internships.com trade name of $3.6 million.

Acquired Intangible Assets and Other Long-Lived Assets

Acquired intangible assets with finite useful lives, which include developed technology, content library, customer lists, trade names and non-compete agreements, are amortized over their estimated useful lives. We assess the impairment of acquired intangible assets and other long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term.

Strategic Investments

We have entered into strategic investments that are accounted for under the cost method and included in other assets on our consolidated balance sheets. We assess our strategic investments for impairment whenever events or changes in circumstances indicate that the strategic investments may be impaired. The factors we consider in our evaluation include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations or working capital deficiencies. Additionally, starting in 2018 as a result of our adoption of Accounting Standards Update (ASU) 2016-01, we consider whether there have been any observable price changes in orderly transactions for identical or similar investments. During the years ended December 31, 2019, 2018, and 2017, we did not record any impairment charges in our strategic investments. There is a potential for charges in future periods if we determine that our strategic investments are impaired. During the years ended December 31, 2019 and 2018, there were no observable price changes in orderly transactions for the identical or similar investments of the same issuers.

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

We generate revenues from our Chegg Services product line primarily through Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Chegg Services are offered to students primarily through weekly or monthly subscriptions, and we recognize revenues ratably over the respective subscription period. Revenues from Thinkful, our skills-based learning platform, are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course. Revenues from our Required Materials product line includes a revenue share, upon fulfillment, on the total transactional amount of a rental and sale transaction for print textbooks. The revenue share on the rental and sale of print textbooks is recognized immediately when a book ships to the student. Shipping and handling activities are performed after we recognize revenues and we have elected to account for them as activities to fulfill a print textbook rental or sale order. Revenues from the rental of eTextbooks is recognized ratably over the contractual period, generally two to five months. Revenues from the sale of eTextbooks is recognized immediately when the eTextbook sale occurs. Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenues.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-

party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the revenue share we earn upon the shipment of a print textbook to a student. For the rental or sale of eTextbooks, we have concluded that we control the service, therefore we recognize revenues and cost of revenues on a gross basis ratably over the term the student has access to the eTextbook.

Contract assets are contained within other current assets and other assets on our consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer. Contract receivables are contained within accounts receivable, net on our consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to rental and subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract.

We have elected a practical expedient to record incremental costs to obtain or fulfill a contract when the amortization period would have been one year or less as incurred. These incremental costs primarily relate to sales commissions costs and are recorded in sales and marketing expense on our consolidated statements of operations.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop, license from publishers for which we pay one-time license fees, or acquire through acquisitions, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Research and Development Costs

Our research and development expenses consist of salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include amortization of acquired intangible assets, depreciation expense, technology costs to support our research and development, outside services, and allocated information technology and facilities expenses. We expense substantially all of our research and development expenses as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2019, 2018, and 2017, advertising costs were approximately $24.4 million, $17.9 million, and $16.5 million, respectively.

Restructuring Charges

Restructuring charges are primarily comprised of severance costs, contract and program termination costs, asset impairments, and costs of facility consolidation and closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the results of operations of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Severance and other employee separation costs are accrued when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on our policies and practices and negotiated settlements. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days.

Share-based Compensation Expense

Share-based compensation expense for stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and employee stock purchase plan (ESPP) are accounted for under the fair value method, which requires us to measure the cost of share-based compensation awards based on the grant-date fair value of the award. Share-based compensation expense for our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model while RSUs and PSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis for ESPP and RSUs and on a graded basis for PSUs, contingent on the achievement of performance conditions. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

We account for income taxes under an asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the tax benefit as the largest amount that is cumulative more than 50% likely to be realized upon ultimate settlement with the related tax authority. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs, PSUs, and shares related to convertible senior notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(9,605)	$(14,888)	$(20,283)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	119,204	113,251	100,022

Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.20)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2019	2018	2017
Options to purchase common stock	2,395	4,045	3,045
RSUs and PSUs	4,699	7,946	153
Shares related to convertible senior notes	3,526	—	—
Employee stock purchase plan	—	—	5
Total common stock equivalents	10,620	11,991	3,203

Shares related to convertible senior notes represent the anti-dilutive impact of our issuance of $345 million in aggregate principal amount of our 2023 notes as the average price of our common stock during the year ended December 31, 2019 was higher than the conversion price of $26.95. While these shares were anti-dilutive during the year ended December 31, 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes up to $40.68, as exercise of the capped call instruments will reduce dilution from the 2023 notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our issuance of $800 million in aggregate principal amount of our 2025 notes were anti-dilutive during the year ended December 31, 2019. The average price of our common stock during the year ended December 31, 2019 was lower than the conversion price of our 2025 notes of $51.56. See Note 10, “Convertible Senior Notes”, for more information about our convertible senior notes.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income, net in the consolidated statements of operations and were not material during the years ended December 31, 2019, 2018 or 2017.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 key changes include hybrid tax regimes, intraperiod tax allocation exception, and interim-period accounting for enacted changes in tax law. Early adoption is permitted, including adoption in any interim period or annual reports for which financial statements have not yet been made available for issuance. The guidance is effective for annual periods beginning after December 15, 2020, and we are currently in the process of evaluating the impact of this guidance.

The FASB issued four ASUs related to Accounting Standards Codification (ASC) 326. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-11 provides codification updates to ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option for eligible instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides codification updates to ASU 2016-01 and ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing incurred loss impairment model for trade receivables with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. Additionally, the concept of other-than-temporary impairment for available-for-sale investments is eliminated and instead ASU 2016-13 requires an entity to focus on determining whether any impairment is a result of a credit loss or other factors. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction to the amortized cost basis. These changes may result in earlier recognition of credit losses. These guidance updates require for a modified retrospective adoption, though a prospective method of adoption is required for available-for-sale debt securities for which an other-than-temporary impairment had been recognized before the effective date. We will adopt the guidance on January 1, 2020. We expect to record an immaterial cumulative-effect adjustment for trade receivables to the opening balance of accumulated deficit and we do not expect our adoption to have an ongoing material impact to our consolidated statements of operations. Beginning January 1, 2020, we will assess our available-for-sale debt securities for credit losses and recognize an allowance for credit losses with any improvements in estimated credit losses recognized immediately in earnings. These are preliminary estimates that are subject to change as we finalize our adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance contained within subtopic 350-40 to develop or obtain internal-use software. We will adopt ASU 2018-15 on January 1, 2020 under the prospective method of adoption. We do not expect our adoption to have a material impact to our consolidated statements of operations and consolidated balance sheets.

Recently Adopted Accounting Pronouncements

The FASB issued four ASUs related to ASC 842. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASC 842 requires an entity to recognize a right of use (ROU) asset and lease liability for all leases with terms of more than 12 months. We adopted the guidance on January 1, 2019 under the optional transition method whereby we initially applied the new standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance sheet of accumulated deficit in the period of adoption without restating prior periods. We recorded ROU assets of $17.2 million and lease liabilities of $21.1 million on our consolidated balance sheet. ASC 842 did not have a material impact to our consolidated statements of operations. Adoption of the new standard resulted in changes to our accounting policy for leases. See Note 11, “Leases”, for more information.

Note 3. Revenues

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2019		Change in 2018
	2019	2018	2017	$	%	$	%
Chegg Services	$332,221	$253,985	$185,683	$78,236	31%	$68,302	37%
Required Materials	78,705	67,099	69,383	11,606	17	(2,284)	(3)
Total net revenues	$410,926	$321,084	$255,066	$89,842	28	$66,018	26

During the year ended December 31, 2019, we recognized $17.0 million of revenues that were included in our deferred revenue balance as of December 31, 2018. During the year ended December 31, 2018, we recognized $11.7 million of revenues that were included in our deferred revenue balance as of December 31, 2017. During the year ended December 31, 2019, we recognized $3.4 million of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. During the year ended December 31, 2018, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. The aggregate amount of unsatisfied performance obligations is approximately $18.8 million as of December 31, 2019, which are expected to be recognized into revenues over the next year.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract asset balances (in thousands, except percentages):

	December 31,		Change
	2019	2018	$	%
Accounts receivable, net	$11,529	$12,733	$(1,204)	(9)%
Deferred revenue	18,780	17,418	1,362	8
Contract assets	3,531	337	3,194	n/m

_______________________________________
n/m - not meaningful

During the year ended December 31, 2019, our accounts receivable, net balance decreased by $1.2 million, or 9%, primarily due to timing of billings partially offset by an improvement in cash collections. During the year ended December 31, 2019, our deferred revenue balance increased by $1.4 million, or 8%, primarily due to increased bookings for our Chegg Study service and eTextbook rentals driven by the seasonality of our business. During the year ended December 31, 2019, our contract assets balance increased by $3.2 million primarily due to variable consideration and payment arrangements for Thinkful.

Note 4. Cash and Cash Equivalents, and Investments

The following table shows our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss and fair value as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$241,355	$—	$—	$241,355
Money market funds	146,165	—	—	146,165
Total cash and cash equivalents	$387,520	$—	$—	$387,520
Short-term investments:
Commercial paper	$7,489	$—	$—	$7,489
Corporate securities	318,946	425	(78)	319,293
U.S. treasury securities	44,251	39	(4)	44,286
Agency bond	10,000	6	—	10,006
Total short-term investments	$380,686	$470	$(82)	$381,074
Long-term investments
Corporate securities	$295,103	$533	$(158)	$295,478
Agency bond	14,999	6	—	15,005
Total long-term investments	$310,102	$539	$(158)	$310,483

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$351,345	$—	$—	$351,345
Money market funds	5,052	—	—	5,052
Commercial paper	18,267	—	—	18,267
Total cash and cash equivalents	$374,664	$—	$—	$374,664
Short-term investments:
Commercial paper	$40,500	$—	$(12)	$40,488
Corporate securities	38,616	—	(87)	38,529
U.S. treasury securities	14,333	—	(5)	14,328
Total short-term investments	$93,449	$—	$(104)	$93,345
Long-term investments
Corporate securities	$14,429	$9	$(14)	$14,424
U.S. treasury securities	1,630	—	(2)	1,628
Total long-term investments	$16,059	$9	$(16)	$16,052

The adjusted cost and fair value of investments as of December 31, 2019 by contractual maturity were as follows (in thousands):

	December 31, 2019
	Cost	Fair Value
Due in 1 year or less	$380,686	$381,074
Due in 1-2 years	310,102	310,483
Investments not due at a single maturity date	146,165	146,165
Total	$836,953	$837,722

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of December 31, 2019, we considered the declines in market value of our investment portfolio to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. We typically invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of nine months, and our investment policy generally limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2019, 2018, and 2017 we did not recognize any other-than-impairment charges.

Restricted Cash

As of December 31, 2019 and 2018, we had approximately $1.9 million and $1.3 million, respectively, of restricted cash that primarily consists of security deposits for our corporate offices. As of December 31, 2019 and 2018, $0.1 million of restricted cash is classified in other current assets in our consolidated balance sheets. As of December 31, 2019 and 2018, $1.8 million and $1.2 million, respectively, of restricted cash is classified in other assets in our consolidated balance sheets. These amounts are classified based upon the term of the remaining restrictions.

Strategic Investments

In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record any impairment charges on our strategic investments during the years ended December 31, 2019, 2018, and 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the years ended December 31, 2019 and 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2019 and 2018 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$146,165	$146,165	$—
Short-term investments:
Commercial paper	7,489	—	7,489
Corporate securities	319,293	—	319,293
U.S. treasury securities	44,286	44,286	—
Agency bonds	10,006	—	10,006
Long-term investments:
Corporate securities	295,478	—	295,478
Agency bonds	15,005	—	15,005
Total assets measured and recorded at fair value	$837,722	$190,451	$647,271

	December 31, 2018
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$5,052	$5,052	$—
Commercial paper	18,267	—	18,267
Short-term investments:
Commercial paper	40,488	—	40,488
Corporate securities	38,529	—	38,529
U.S. treasury securities	14,328	14,328	—
Long-term investments:
Corporate securities	14,424	—	14,424
U.S treasury securities	1,628	1,628	—
Total assets measured and recorded at fair value	$132,716	$21,008	$111,708

We value our financial instruments based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our financial instruments as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any financial instruments valued with a Level 3 input.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 10, “Convertible Senior Notes”.

The carrying amounts and estimated fair values of the notes as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 notes	$602,611	$831,000	$—	$—
2023 notes	297,692	523,538	283,668	416,156
Convertible senior notes, net	$900,303	$1,354,538	$283,668	$416,156

The carrying amount of the 2025 notes and 2023 notes as of December 31, 2019 was net of unamortized debt discount of $184.7 million and $42.3 million, respectively, and unamortized issuance costs of $12.7 million and $5.0 million, respectively. The carrying amount of the 2023 notes as of December 31, 2018 was net of unamortized debt discount of $54.8 million and unamortized issuance costs of $6.5 million.

Note 6. Long-Lived Assets

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computer and equipment	$3,355	$3,140
Internal-use software and website development	7,552	4,043
Furniture and fixtures	3,640	2,912
Leasehold improvements	17,738	14,167
Content	122,670	90,816
Property and equipment	154,955	115,078
Less accumulated depreciation and amortization	(67,596)	(55,174)
Property and equipment, net	$87,359	$59,904

Note 7. Acquisitions

2019 Acquisition

On October 1, 2019, we completed our acquisition of Thinkful, Inc. (Thinkful), a skills-based learning platform that offers professional courses in software engineering, data science, data analytics, product design, and product management directly to students across the United States to expand our existing offerings by adding affordable and high-quality courses focused on the most in-demand technology skills. The total fair value of the purchase consideration was $79.2 million, which was paid in cash and included an escrow amount of $9.0 million for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released 18 months after the acquisition date.

Included in the purchase agreement for the acquisition of Thinkful are additional payments of up to $20.0 million subject to the achievement of specified milestones and continued employment of key employees. These payments are not included in the fair value of the purchase consideration and are expensed ratably as acquisition related compensation costs classified as research and development, general and administrative, and sales and marketing expenses, based on the key employee's job function, on our consolidated statement of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $3.0 million as of December 31, 2019 included within accrued liabilities on our consolidated balance sheet for these payments.

Goodwill is primarily attributable to the potential for expanding our existing offerings and reach by providing educational services for students and helping them through their professional journey. The amounts recorded for intangible assets and goodwill are not deductible for tax purposes.

The following table presents the preliminary total allocation of purchase consideration recorded in our consolidated balance sheet as of the acquisition date (in thousands):

Thinkful
Cash	$51
Accounts receivable	547
Other acquired assets	1,710
Acquired intangible assets	16,360
Total identifiable assets acquired	18,668
Deferred revenue	(3,044)
Liabilities assumed	(1,605)
Net identifiable assets acquired	14,019
Goodwill	65,181
Total fair value of purchase consideration	$79,200

The following table presents the details of the allocation of purchase consideration to the acquired intangible assets (in thousands, except weighted-average amortization period):

	Thinkful
	Amount	Weighted-Average Amortization Period (in months)
Trade name	$4,430	48
Domain names	330	48
Content library	6,940	60
Developed technology	4,660	36
Acquired intangible assets	$16,360	50

During the year ended December 31, 2019, we incurred $1.0 million of acquisition-related expenses associated with our acquisition of Thinkful, which have been included in general and administrative expenses in our consolidated statement of operations. During the year ended December 31, 2019, $8.6 million of our consolidated net loss was attributed by Thinkful and we have recorded an immaterial amount of revenues since the acquisition date.

The following unaudited supplemental pro forma net loss is for informational purposes only and presents our combined results as if the acquisition of Thinkful had occurred on January 1, 2018. The unaudited supplemental pro forma information includes the historical combined operating results adjusted for acquisition related compensation costs, amortization of intangible assets, share-based compensation expense and transaction expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results. During the years ended December 31, 2019 and 2018, our supplemental pro forma net loss would have been $25.0 million and $38.6 million, respectively. Revenues from Thinkful were immaterial during the years ended December 31, 2019 and 2018.

2018 Acquisitions

On July 2, 2018, we acquired StudyBlue, Inc. (StudyBlue), a privately held online learning company that provides a content library that allows students to create flashcards and their own study materials. This acquisition helps strengthen our existing Chegg Services offerings by adding a substantial number of subject categories and a library of content to our learning platform. The total fair value of the purchase consideration was $20.4 million, which included an escrow amount of $3.3 million for general representations and warranties and post-closing adjustments, which was released in January 2020.

On May 15, 2018, we acquired WriteLab, Inc. (WriteLab), an AI-enhanced writing platform that teaches students grammar, sentence structure, writing style, and offers instant feedback to help students revise, edit, and improve their written work. This acquisition helps to strengthen Chegg Writing with the addition of new tools, features, and functionality. The total fair value of the purchase consideration was $14.5 million, which included an escrow amount of $2.6 million for general representations and warranties and potential post-closing adjustments, which was released in January 2020.

Included in the purchase agreement for the acquisition of WriteLab are additional payments of up to $5.0 million subject to continued employment of the sellers. These payments are not included in the fair value of the purchase consideration and are expensed ratably as research and development expenses on our consolidated statement of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $1.0 million as of December 31, 2019 and 2018 included within accrued liabilities on our consolidated balance sheet for these payments.

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

2017 Acquisition

In October 2017, we acquired all of the outstanding interests of Cogeon GmbH (Cogeon), a provider of adaptive math technology and developer of the math application, Math 42. The total fair value of the purchase consideration was $15.0 million which included an escrow amount of $2.2 million for general representations and warranties and potential post-closing adjustments, which was released in October 2019.

Included in the purchase agreement for the acquisition of Cogeon are additional payments of up to approximately $9.0 million subject to achievement of specified milestones and continued employment of the sellers. These payments are not included in the fair value of the purchase consideration and are expensed ratably as research and development expense on our consolidated statements of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. The terms of the purchase agreement were amended in 2019 such that the payments to the sellers were accelerated and we paid out a total of $7.5 million in cash to the sellers during the year ended December 31, 2019. Additionally, included in the purchase agreement are equity grants of up to approximately $3.8 million subject to achievement of the above specified milestones, continued employment of the sellers, and an adverse tax ruling on the additional payments from the German tax authority. In 2018, the sellers received an adverse tax ruling and during the year ended December 31, 2019, we issued $3.0 million of common stock in connection with the accelerated additional payments.

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

Note 8. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Years Ended December 31,
	2019	2018
Beginning balance	$149,524	$125,272
Additions due to acquisitions	65,181	24,673
Foreign currency translation adjustment	(192)	(421)
Ending balance	$214,513	$149,524

Intangible assets as of December 31, 2019 and December 31, 2018 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2019
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	66	$43,268	$(18,395)	$24,873
Customer lists	47	9,970	(8,210)	1,760
Trade and domain names	46	10,873	(6,169)	4,704
Non-compete agreements	31	2,018	(1,890)	128
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(398)	—	(398)
Total intangible assets	58	$69,331	$(34,664)	$34,667

	December 31, 2018
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	71	$31,667	$(13,737)	$17,930
Customer lists	47	9,970	(6,847)	3,123
Trade and domain names	44	6,113	(4,863)	1,250
Non-compete agreements	31	2,018	(1,735)	283
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(271)	—	(271)
Total intangible assets	61	$53,097	$(27,182)	$25,915

During the years ended December 31, 2019, 2018 and 2017, amortization expense related to our acquired intangible assets totaled approximately $7.5 million, $6.5 million and $5.5 million, respectively.

As of December 31, 2019, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2020	$8,947
2021	7,554
2022	6,686
2023	4,557
2024	2,411
Thereafter	912
Total	$31,067

Note 9. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Reimbursement from Required Materials partners (1)	$6,552	$3,785
Other	10,054	5,725
Other current assets	$16,606	$9,510

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Payable to Required Materials partners (2)	$4,898	$6,420
Acquisition-related compensation	4,042	8,536
Taxes payable	3,046	3,864
Accrued purchases of long-lived assets	10,036	1,210
Other	17,942	14,047
Accrued liabilities	$39,964	$34,077

_______________________________________
(1) Reimbursement from Required Materials partners represents the cost of print textbooks sourced on their behalf.
(2) Payable to Required Materials partners represents the amounts owed to our partners for the rental and sale of print textbooks.

Note 10. Convertible Senior Notes

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). The aggregate principal amount of the 2023 notes includes $45 million from initial purchasers fully exercising their option to purchase additional notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

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

During the year ended December 31, 2019, the conditions allowing holders of the 2025 notes to convert had not been met and were therefore not convertible. During the year ended December 31, 2019, the first circumstance allowing holders of the 2023 notes to convert had been met and are therefore convertible. None of the holders of the 2023 notes elected to convert their notes into shares of our common stock during the year ended December 31, 2019. During the year ended December 31, 2018, the conditions allowing holders of the 2023 notes to convert had not been met and were therefore not convertible.

In accounting for the issuance of the notes, we separated the notes into liability and equity components. The carrying amount of the liability components for the 2025 notes and 2023 notes of approximately $588.0 million and $280.8 million, respectively, was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity components for the 2025 notes and 2023 notes of approximately $212.0 million and $64.2 million, respectively, representing the conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the notes. This difference between the principal amount of the notes and the liability components represents the debt discount, presented as a reduction to the notes on our consolidated balance sheets, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity components of the notes are included in additional paid-in capital on our consolidated balance sheets and are not remeasured as long as they continue to meet the conditions for equity classification.

We incurred issuance costs related to the 2025 notes of approximately $19.8 million, consisting of the initial purchasers' discount of $19.0 million and other issuance costs of approximately $0.8 million. We incurred issuance costs related to the 2023 notes of approximately $9.4 million, consisting of the initial purchasers' discount of $8.6 million and other issuance costs of approximately $0.8 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the notes. Transaction costs attributable to the liability components for the 2025 notes and 2023 notes of approximately $14.6 million and $7.6 million, respectively, were recorded as debt issuance cost, presented as a reduction to the notes on our consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity components for the 2025 notes and 2023 notes were approximately $5.3 million and $1.7 million, respectively, and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	December 31, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Principal amount	$800,000	$345,000	$345,000
Unamortized debt discount	(184,698)	(42,280)	(54,817)
Unamortized issuance costs	(12,691)	(5,028)	(6,515)
Net carrying amount (liability)	$602,611	$297,692	$283,668

The net carrying amount of the equity component of the notes is as follows (in thousands):

	December 31, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Debt discount for conversion option	$212,000	$64,193	$64,193
Issuance costs	(5,253)	(1,749)	(1,749)
Net carrying amount	$206,747	$62,444	$62,444

As of December 31, 2019, the remaining life of the 2025 notes and the 2023 notes are approximately 5.2 years and 3.4 years, respectively, and are classified as long-term debt.

Based on the closing price of our common stock of $37.91 on December 31, 2019, the if-converted value of the 2025 notes was approximately $588.2 million, which is less than the principal amount of $800 million by approximately $211.8 million, and the if-converted value of the 2023 notes was approximately $485.3 million and exceeds the principal amount of $345 million by approximately $140.3 million.

The effective interest rates of the liability components of the 2025 notes and 2023 notes are 5.40% and 4.34%, respectively, and each is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following table sets forth the total interest expense recognized related to the notes (in thousands):

	December 31, 2019		December 31, 2018
	2025 Notes	2023 Notes	2023 Notes
Contractual interest expense	$769	$862	$645
Amortization of debt discount	27,302	12,536	9,377
Amortization of issuance costs	1,876	1,488	1,117
Total interest expense	$29,947	$14,886	$11,139

Capped Call Transactions

Concurrently with the offering of the 2025 notes and 2023 notes, we used $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and cover 15,516,480 and 12,801,260 shares of our common stock for the 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

Note 11. Leases

On January 1, 2019, we adopted the new leases guidance and recorded an immaterial decrease to our opening balance of accumulated deficit. Results for reporting periods beginning January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the previous guidance. We initially recorded ROU assets of $17.2 million and lease liabilities of $21.1 million on our consolidated balance sheet. ASC 842 did not have a material impact to our consolidated statements of operations. We elected a package of transition practical expedients which included not reassessing whether any expired or existing contracts are or contained leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets.

We have operating leases for corporate offices worldwide, which expire at various dates through 2024. Our primary operating lease commitments at December 31, 2019 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon, and New York in the United States and internationally in India and Israel. As of December 31, 2019, we had operating lease ROU assets of $15.9 million and operating lease liabilities of $19.8 million. During the year ended December 31, 2019, we obtained $3.4 million of ROU assets in exchange for lease liabilities related to the reassessment of the lease term for two of our leases in India and commencing a lease for an additional office space in India.

As of December 31, 2019, we do not have finance leases recorded on our consolidated balance sheet. As of December 31, 2019, our weighted average remaining lease term was 3.7 years. During the year ended December 31, 2019, our weighted average discount rate was 4.7%. Operating lease expense, net of immaterial sublease income, was approximately $5.0 million during the year ended December 31, 2019. Variable lease cost and short term lease cost were immaterial during the year ended December 31, 2019.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2019, are as follows (in thousands):

December 31, 2019
2020	$6,094
2021	5,622
2022	5,404
2023	3,738
2024	780
Total future minimum lease payments	21,638
Less imputed interest	(1,842)
Total lease liabilities	$19,796

The aggregate future minimum lease payments as of December 31, 2018, are as follows (in thousands):

December 31, 2018
2019	$5,222
2020	5,251
2021	4,775
2022	3,999
2023	3,421
Thereafter	788
Total	$23,456

During the year ended December 31, 2019, we entered into a seven years lease for a corporate office in New York with future minimum lease payments of approximately $12.4 million. As of December 31, 2019, this lease has not yet commenced and therefore these future minimum lease payments are not included in our future minimum lease payments in the above table.

Note 12. Commitments and Contingencies

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
On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9,978,107 and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal and we are currently awaiting their filing of a brief with the court.
We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our determination of whether a claim will proceed to litigation cannot be made with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, results of operations, and financial condition.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2019.

Note 14. Common Stock

We are authorized to issue 400 million shares of common stock, with a par value per share of $0.001. As of December 31, 2019, we have reserved the following shares of common stock for future issuance:

December 31, 2019
Outstanding stock options	1,611,385
Outstanding RSUs and PSUs	6,909,530
Shares available for grant under the 2013 Plan	23,405,023
Shares available for issuance under the 2013 ESPP	7,646,784
Total common shares reserved for future issuance	39,572,722

Stock Plans

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2019 there were 23,405,023 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than 10 years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our Board of Directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2019, there were 7,646,784 shares of common stock available for future issuance under the 2013 ESPP.

Note 15. Stockholders' Equity

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenues	$426	$420	$316
Research and development	22,229	17,055	14,333
Sales and marketing	7,380	6,703	5,007
General and administrative	34,874	27,852	18,703
Total share-based compensation expense	$64,909	$52,030	$38,359

Fair Value of 2013 ESPP

Under the 2013 ESPP, rights to purchase shares are generally granted during the second and fourth quarter of each year. We estimate the fair value of each right to purchase shares under our 2013 ESPP using the Black-Scholes-Merton option-pricing model, which utilizes the fair value of our common stock based on active market and requires input on the following subjective assumptions:

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

The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Years Ended December 31,
	2019	2018	2017
Expected term (years)	0.50	0.50	0.50
Expected volatility	40.51%-41.81%	42.07%-44.97%	38.15%-45.57%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.59%-2.43%	2.09%-2.50%	1.04%-1.42%
Weighted-average grant-date fair value per share	$9.88	$7.14	$3.55

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

2013 ESPP Activity

There were 201,581 shares purchased under the 2013 ESPP for the year ended December 31, 2019 at an average price per share of $25.55 with cash proceeds from the issuance of shares of $5.1 million.

There were 253,301 shares purchased under the 2013 ESPP for the year ended December 31, 2018 at an average price per share of $15.77 with cash proceeds from the issuance of shares of $4.0 million.

Stock Option Activity

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2018	4,776,481	$9.40	4.25	$90,848,450
Exercised	(3,165,096)	9.79
Balance at December 31, 2019	1,611,385	$8.64	3.60	$47,171,160

We did not grant any stock option awards during the years ended December 31, 2019, 2018, and 2017.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was approximately $90.8 million, $57.2 million, and $16.8 million, respectively.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	10,804,808	$11.87
Granted	2,910,400	37.56
Released	(5,628,938)	10.15
Canceled	(1,176,740)	12.20
Balance at December 31, 2019	6,909,530	$24.04

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2019, 2018, and 2017 was $37.56, $21.67, and $9.10, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2019, 2018, and 2017 was $222.3 million, $120.9 million, and $49.4 million, respectively.

As of December 31, 2019, we had a total of approximately $91.2 million of unrecognized compensation costs related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.6 years.

2019 PSU Grants

In March 2019, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2019. Based on the achievement of the performance conditions for the March 2019 grants, the final settlement met the target threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2020.

The number of shares underlying the March 2019 PSUs granted during the year ended December 31, 2019 totaled 436,042 shares and had a grant date fair value of $40.42 per share.

2018 PSU Grants

In August 2018, in conjunction with our acquisition of StudyBlue, we granted PSUs under the 2013 Plan to certain employees. The PSUs entitle the employees to receive a certain number of shares of our common stock based on our satisfaction of certain strategic performance targets during 2018 and 2019. Based on the achievement of the performance conditions for the August 2018 grant, the final settlement exceeded the target threshold based on a specified objective formula approved by the Compensation Committee. These PSUs vest over a three-year period, with the initial vesting occurring in September 2019.

The number of shares underlying the August 2018 PSUs granted during the year ended December 31, 2018 totaled 45,756 shares and had a grant date fair value of $28.74 per share.

In March 2018, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2018. Based on the achievement of the performance conditions for the March 2018 grant, the final settlement exceeded the target threshold based on a specified objective formula approved by the Compensation Committee. These PSUs vest over a three-year period, with the initial vesting occurring in March 2019.

The number of shares underlying the March 2018 PSUs granted during the year ended December 31, 2018 totaled 845,934 shares and had a grant date fair value of $19.70 per share.

2017 PSU Grants

In March 2017, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2017. Based on the achievement of the performance conditions for the March 2017 grant, the final settlement met the maximum threshold based on a specified objective formula approved by the Compensation Committee. These PSUs vest over a three-year period, with the initial vesting occurring in March 2018.

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

Note 16. Income Taxes

We recorded an income tax provision of approximately $2.6 million, $1.4 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The income tax provision for the years ended December 31, 2019, 2018 and 2017 was primarily due to state and foreign income tax expense and federal and state tax expense related to tax amortization of acquired indefinite lived intangible assets.

Our income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$(185)	$(91)	$(103)
State	264	(73)	100
Foreign	2,594	1,374	1,523
Total current income taxes	2,673	1,210	1,520

Deferred income taxes:
Federal	(17)	155	(992)
State	42	76	75
Foreign	(64)	(11)	1,199
Total deferred income taxes	(39)	220	282
Total income tax provision	$2,634	$1,430	$1,802

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(12,497)	$(18,617)	$(20,983)
Foreign	5,526	5,159	2,502
Total	$(6,971)	$(13,458)	$(18,481)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Years Ended December 31,
	2019	2018	2017
Income tax at U.S. statutory rate	21.0%	21.0%	34.0%
State, net of federal benefit	(76.3)	14.8	8.3
Foreign rate differential	(19.4)	(3.0)	(3.8)
Share-based compensation	695.4	178.7	38.2
Non-deductible expenses	0.4	(4.4)	(1.1)
Tax credits	19.3	26.7	7.8
Tax Cuts and Jobs Act impact	—	—	(220.2)
Acquisition related	31.8	15.2	—
Convertible senior notes	(412.6)	(0.3)	—
Other	27.9	(1.8)	0.4
Change in valuation allowance	(325.3)	(257.5)	126.6
Total	(37.8)%	(10.6)%	(9.8)%

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law, enacting significant changes to the U.S. Internal Revenue Code. The Tax Act made broad and complex changes to the U.S. tax code.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, as of December 31, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the year ended December 31, 2017 was based in part on our best estimate of the effects of the transition tax and existing deferred tax balances with our understanding of the Tax Act and guidance available as of the date of filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings which was a benefit of $0.1 million. We also provided withholding tax on the deemed repatriation of foreign earnings of $1.2 million. Under guidance in place at December 31, 2019 and December 31, 2018, no adjustments to our provisional effects of the Tax Act recorded at December 31, 2017 were necessary. As of December 22, 2018 we have completed our accounting for the income tax effects of the Tax Act.

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

A summary of our deferred tax assets is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Accrued expenses and reserves	$3,978	$1,661
Share-based compensation	12,003	13,083
Accrued compensation	997	2,075
Net operating loss carryforwards	162,320	106,659
Property and equipment, textbooks and intangibles assets	—	3,745
Other items	3,438	2,951
Gross deferred tax assets	182,736	130,174
Valuation allowance	(148,519)	(125,844)
Total deferred tax assets	34,217	4,330

Deferred tax liabilities:
Property and equipment, textbooks and intangibles assets	(4,111)	—
Convertible senior notes	(27,065)	(46)
Other	(4,661)	(5,943)
Total deferred tax liabilities	(35,837)	(5,989)

Net deferred tax liability	$(1,620)	$(1,659)

At December 31, 2019 and 2018 the deferred tax liability is created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability can be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $22.7 million during the year ended December 31, 2019 and increased by $34.7 million during the year ended December 31, 2018.

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of approximately $591 million and $440 million, respectively, which will begin to expire in years beginning 2028 and 2020, respectively.

As of December 31, 2019, we had tax credit carryforwards for federal and state income tax purposes of approximately $14.8 million and $11.9 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

As described above, the Tax Act included a transition tax in 2017 that taxed any previously deferred foreign earnings and profits in 2017 at a reduced tax rate. As a result of this tax and the accrual of associated distribution tax, we have no unrecorded tax liabilities associated with unremitted foreign retained earnings as of December 31, 2017. As of December 31, 2019, we intend to permanently reinvest all 2018 and 2019 earnings from our international subsidiaries. As such we have not provided for any remaining tax effect, if any, of limited outside basis difference of our foreign subsidiaries based upon plans of future reinvestment. As a result of the Tax Act this amount is anticipated to be insignificant. The determination of the future tax consequences of the remittance of these earnings is not practicable.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2019, 2018 and 2017, we recognized an increase of $45 thousand, a decrease of $0.7 million and an increase of $0.2 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2019 and 2018 were approximately $0.1 million and $73 thousand, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2019 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$8,771	$5,772	$4,882
Increase in tax positions for prior years	221	758	280
Decrease in tax positions for prior years	(1,550)	(569)	(101)
Decrease in tax positions for prior year settlement	—	(149)	(172)
Decrease in tax positions for prior years due to statutes lapsing	(164)	(103)	(169)
Increase in tax positions for current year	3,722	3,112	978
Change due to translation of foreign currencies	(7)	(50)	74
Ending balance	$10,993	$8,771	$5,772

The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.9 million for the year ended December 31, 2019. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 17. Restructuring Charges

2017 Restructuring Plan

In January 2017, we entered into a strategic partnership with the NRCCUA where they assumed responsibility for managing, renewing, and maintaining our existing university contracts and become the exclusive reseller of our digital marketing services for colleges and universities. As a result of this strategic partnership, approximately 55 employees in China and the United States supporting the sales and account support functions of our marketing services offerings were terminated. During the year ended December 31, 2019, we recorded workforce reduction costs of $0.1 million and during the year ended December 31, 2018, we recorded workforce reduction costs of $0.3 million and lease termination and other costs of $19 thousand. We expect remaining costs incurred to date related to this workforce reduction to be fully paid within two months.

2015 Restructuring Plan

We recorded a reduction of $0.3 million to our 2015 Restructuring Plan liability related to our adoption of ASU 2016-02, Leases (Topic 842) during the three months ended March 31, 2019. Our 2015 Restructuring Plan is now complete.

The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

	2017 Restructuring Plan		2015 Restructuring Plan
	Workforce Reduction Costs	Lease Termination and Other Costs	Lease Termination and Other Costs	Total
Balance at January 1, 2018	$44	$—	$221	$265
Restructuring charges	253	19	317	589
Cash payments	(151)	(19)	(218)	(388)
Write-offs	—	—	(18)	(18)
Balance at December 31 2018	146	—	302	448
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	(302)	(302)
Restructuring charges	97	—	—	97
Cash payments	(221)	—	—	(221)
Write-offs	—	—	—	—
Balance at December 31, 2019	$22	$—	$—	$22

Note 18. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2019, 2018, and 2017, we purchased $2.1 million, $3.3 million and $3.2 million, respectively, of services from Adobe. We had $0.2 million in revenues during the year ended December 31, 2019 and $0.1 million in revenues during the years ended December 31, 2018 and 2017 from Adobe. We had $0.2 million and an immaterial amount in payables as of December 31, 2019 and 2018, respectively, to Adobe. We had no outstanding receivables as of December 31, 2019 and 2018 from Adobe.

One of our board members was a member of the Board of Directors of Cengage Learning, Inc. (Cengage) until December 23, 2019. During the years ended December 31, 2019, 2018, and 2017, we purchased $17.2 million, $15.1 million, and $11.5 million, respectively, of goods and services from Cengage.  We had $3.0 million, $2.5 million, and $1.9 million in revenues during the years ended December 31, 2019, 2018, and 2017, respectively, from Cengage. We had an immaterial amount and $0.1 million in payables as of December 31, 2019 and 2018, respectively, to Cengage. We had an immaterial amount of outstanding receivables as of December 31, 2019 and 2018, respectively, from Cengage.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the years ended December 31, 2019, 2018, and 2017, we purchased $0.4 million, $0.1 million, and $0.1 million, respectively, of services from Synack.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the years ended December 31, 2019, 2018, and 2017, we incurred payment processing fees of $1.6 million, $1.3 million, and $1.0 million, respectively, to PayPal.

One of our board members is the Chief Executive Officer of the San Francisco 49ers (49ers). During the year ended December 31, 2019, we purchased $0.2 million of advertisements from the 49ers.

Note 19. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2019, 2018, and 2017, our matching contributions totaled approximately $1.7 million, $1.4 million, and $1.1 million, respectively.

Note 20. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Product Information

We derive our revenues from our Chegg Services and Required Materials product lines. Our Chegg Services primarily include Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Required Materials include a revenue share, upon fulfillment, on the total transactional amount of a rental and sale transaction for print textbooks as well as revenues from eTextbooks.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands):

	December 31,
	2019	2018	2017
Chegg Services	$332,221	$253,985	$185,683
Required Materials	78,705	67,099	69,383
Total net revenues	$410,926	$321,084	$255,066

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenues information is based on the location of the customer. In 2019, 2018, and 2017, substantially all of our revenues and long-lived assets are located in the United States.

Note 21. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total net revenues	$97,409	$93,862	$94,151	$125,504
Gross profit	74,074	73,344	71,987	99,339
(Loss) income from operations	(1,027)	6,815	(5,057)	17,086
Net (loss) income	(4,318)	(2,029)	(11,477)	8,219
Weighted average shares used to compute net (loss) income per share:
Basic	116,730	118,790	120,085	121,151
Diluted	116,730	118,790	120,085	129,150
Net (loss) income per share:
Basic	$(0.04)	$(0.02)	$(0.10)	$0.07
Diluted	$(0.04)	$(0.02)	$(0.10)	$0.06

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total net revenues	$76,949	$74,222	$74,237	$95,676
Gross profit	56,725	56,438	54,319	73,606
(Loss) income from operations	(2,620)	(711)	(10,433)	7,544
Net (loss) income	(2,617)	(3,909)	(13,709)	5,347
Weighted average shares used to compute net (loss) income per share:
Basic	110,904	112,738	114,184	115,123
Diluted	110,904	112,738	114,184	125,610
Net (loss) income per share:
Basic	$(0.02)	$(0.03)	$(0.12)	$0.05
Diluted	$(0.02)	$(0.03)	$(0.12)	$0.04

Note 22. Subsequent Event

On January 29, 2020, we purchased $29.4 million of print textbooks to establish our initial print textbook library.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The Company has excluded the financial results of Thinkful, Inc. from its evaluation of its internal control over financial reporting, which financial results are included in the December 31, 2019 consolidated financial statements and constituted less than 1% of total assets as of December 31, 2019, and less than 1% of total net revenues for the year ended December 31, 2019. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2019, 2018, and 2017
	Balance at Beginning of Year	(Release) Provision for Bad Debts	Net Write-offs	Balance at End of Year
Allowance for doubtful accounts
2019	$229	$(79)	$(94)	$56
2018	259	142	(172)	229
2017	436	47	(224)	259

	Years Ended December 31, 2019, 2018, and 2017
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund Reserve
2019	$396	$24,987	$(24,829)	$554
2018	282	21,240	(21,126)	396
2017	487	22,446	(22,651)	282

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on September 19, 2018.	8-K	001-36180	9/20/18	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01

4.02	Indenture dated April 3, 2018 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	4/3/18	4.1
4.03	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1
4.04	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X
10.01*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and Chegg, Inc., dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and Chegg, Inc., dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and Chegg, Inc., dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and Chegg, Inc., dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Nathan Schultz and Chegg, Inc., dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.10*	Offer Letter between Jenny Brandemuehl and Chegg, Inc., dated January 9, 2013	10-K	001-36180	2/23/17	10.09
10.11*	Consultancy Service Agreement by and between Chegg, Inc. and Jenny Brandemuehl, dated January 13, 2020	8-K	001-36180	1/13/20	99.01
10.12*	Offer Letter between Esther Lem and Chegg, Inc., dated December 9, 2010	10-K	001-36180	2/26/18	10.11
10.13*	Offer Letter between Mike Osier and Chegg, Inc., dated September 9, 2009	S-1	333-190616	8/14/13	10.08
10.14*	Offer Letter between John Fillmore and Chegg, Inc., dated May 10, 2013					X
10.15	Lease between Silicon Valley CA-I, LLC and Chegg, Inc., dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.16	Commencement Date Memorandum between Silicon Valley CA-I, LLC and Chegg, Inc., dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.17	First Amendment dated as of June 4, 2018 by and between Chegg, Inc. and Freedom Circle LLC.	8-K	001-36180	6/5/18	99.1
10.18†	2015 Inventory Purchase and Consignment Agreement dated April 3, 2015, by and among Ingram Hosting Holdings Inc., Chegg, Inc., and Ingram Book Group Inc.	10-K	001-36180	2/26/18	10.17
10.19	Interest Purchase Agreement by and among Chegg Inc., and Imagine Easy Solutions, LLC and the Sellers, dated as of April 28, 2016.	8-K	001-36180	5/2/16	99.03
10.20†	First Supplement to the 2015 Inventory Purchase and Consignment Agreement, entered into as of May 30, 2017 and effective as of December 29, 2016, by and among Chegg, Inc. and Ingram Hosting Holdings LLC.	10-K	001-36180	2/26/18	10.20

10.21†	Amendment to Textbook Services Agreement, dated as of January 1, 2018 by and among Chegg, Inc. and Ingram Hosting Holdings LLC (f/k/a Ingram Hosting Holdings Inc.) and Ingram Book Group LLC (f/k/a Ingram Book Group Inc.).	10-K	001-36180	2/26/18	10.21
10.22	Forms of Agreement for 2013 Equity Plan Agreement	10-Q	001-3618	7/29/19	10.02
10.23	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.24	Form of Base Capped Call Transaction Confirmation (2023 notes)	8-K	001-36180	04/3/18	99.1
10.25	Form of Additional Capped Call Transaction Confirmation (2023 notes)	8-K	001-36180	04/3/18	99.2
10.26	Form of Base Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	3/26/19	99.1
10.27	Form of Additional Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	4/5/19	99.1
16.01	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 12, 2018.	8-K	00-36180	3/12/18	16.01
21.01	List of Subsidiaries					X
23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)					X

†	Confidential treatment has been granted for portions of this exhibit by the SEC.
*	Indicates a management contract or compensatory plan.
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

CHEGG, INC.
February 20, 2020	By:	/S/ DAN ROSENSWEIG
Dan Rosensweig
President, Chief Executive Officer and Co-Chairperson

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Dan Rosensweig, Andrew Brown and Dana Jewell, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Co-Chairperson	February 20, 2020
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 20, 2020
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller and Assistant Treasurer	February 20, 2020
Robin Tomasello	(Principal Accounting Officer)

/S/ RENEE BUDIG	Director	February 20, 2020
Renee Budig

/S/ PAUL LEBLANC	Director	February 20, 2020
Paul LeBlanc

/S/ MARNE LEVINE	Director	February 20, 2020
Marne Levine

/S/ RICHARD SARNOFF	Director and Co-Chairperson	February 20, 2020
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 20, 2020
Ted Schlein

/S/ MELANIE WHELAN	Director	February 20, 2020
Melanie Whelan

/S/ JOHN YORK	Director	February 20, 2020
John York