Form 10-Q
period 2020-03-31
CHEGG, INC
filed 2020-05-04
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

•	As of May 1, 2020, the Registrant had 123,646,480 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, and Thinkful, are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and the impact of the ongoing coronavirus (COVID-19) pandemic on our financial condition and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, such as the COVID-19 global pandemic. Many of the risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the current COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$359,101	$387,520
Short-term investments	404,794	381,074
Accounts receivable, net of allowance of $160 and $56 at March 31, 2020 and December 31, 2019, respectively	6,493	11,529
Prepaid expenses	17,852	10,538
Other current assets	19,528	16,606
Total current assets	807,768	807,267
Long-term investments	273,114	310,483
Textbook library, net	31,673	—
Property and equipment, net	97,889	87,359
Goodwill	214,323	214,513
Intangible assets, net	32,075	34,667
Right of use assets	14,608	15,931
Other assets	23,554	18,778
Total assets	$1,495,004	$1,488,998
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,605	$7,362
Deferred revenue	35,753	18,780
Current operating lease liabilities	5,234	5,283
Accrued liabilities	47,241	39,964
Total current liabilities	101,833	71,389
Long-term liabilities
Convertible senior notes, net	913,249	900,303
Long-term operating lease liabilities	13,012	14,513
Other long-term liabilities	3,983	3,964
Total long-term liabilities	930,244	918,780
Total liabilities	1,032,077	990,169
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value 400,000,000 shares authorized; 123,542,833 and 121,583,501 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	124	122
Additional paid-in capital	890,258	916,095
Accumulated other comprehensive loss	(5,362)	(1,096)
Accumulated deficit	(422,093)	(416,292)
Total stockholders' equity	462,927	498,829
Total liabilities and stockholders' equity	$1,495,004	$1,488,998

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues	$131,590	$97,409
Cost of revenues	42,390	23,335
Gross profit	89,200	74,074
Operating expenses:
Research and development	39,541	32,692
Sales and marketing	20,238	18,717
General and administrative	26,145	23,670
Restructuring charges	—	22
Total operating expenses	85,924	75,101
Income (loss) from operations	3,276	(1,027)
Interest expense, net and other income, net:
Interest expense, net	(13,427)	(4,232)
Other income, net	4,960	1,567
Total interest expense, net and other income, net	(8,467)	(2,665)
Loss before provision for income taxes	(5,191)	(3,692)
Provision for income taxes	522	626
Net loss	$(5,713)	$(4,318)
Net loss per share, basic and diluted	$(0.05)	$(0.04)
Weighted average shares used to compute net loss per share, basic and diluted	122,428	116,730
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,713)	$(4,318)
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on available for sale investments, net of tax	(3,267)	119
Change in foreign currency translation adjustments, net of tax	(999)	—
Other comprehensive (loss) income	(4,266)	119
Total comprehensive loss	$(9,979)	$(4,199)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Issuance of common stock upon exercise of stock options and ESPP	360	—	2,665	—	—	2,665
Net issuance of common stock for settlement of RSUs	1,599	2	(46,836)	—	—	(46,834)
Share-based compensation expense	—	—	18,334	—	—	18,334
Other comprehensive loss	—	—	—	(4,266)	—	(4,266)
Net loss	—	—	—	—	(5,713)	(5,713)
Balances at March 31, 2020	123,543	$124	$890,258	$(5,362)	$(422,093)	$462,927

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of convertible senior notes, net of issuance costs	—	—	180,887	—	—	180,887
Purchase of convertible senior notes capped call	—	—	(85,050)	—	—	(85,050)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	709	1	5,819	—	—	5,820
Net issuance of common stock for settlement of RSUs	2,451	2	(76,044)	—	—	(76,042)
Issuance of common stock in connection with prior acquisition	41	—	1,160	—	—	1,160
Share-based compensation expense	—	—	15,038	—	—	15,038
Other comprehensive income	—	—	—	119	—	119
Net loss	—	—	—	—	(4,318)	(4,318)
Balances at March 31, 2019	118,197	$118	$839,924	$(900)	$(411,005)	$428,137
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(5,713)	$(4,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Print textbook depreciation expense	3,527	—
Other depreciation and amortization expense	9,243	6,785
Share-based compensation expense	18,334	15,038
Amortization of debt discount and issuance costs	12,946	4,005
Gain on textbook library, net	(1,175)	—
Deferred income taxes	(311)	—
Operating lease expense, net of accretion	1,053	1,049
Other non-cash items	(1)	(44)
Change in assets and liabilities:
Accounts receivable	4,929	4,024
Prepaid expenses and other current assets	(9,707)	(11,522)
Other assets	(1,425)	(1,166)
Accounts payable	(436)	(1,836)
Deferred revenue	16,973	8,858
Accrued liabilities	15,972	216
Other liabilities	(1,242)	(3,148)
Net cash provided by operating activities	62,967	17,941
Cash flows from investing activities
Purchases of property and equipment	(19,965)	(14,060)
Purchases of textbooks	(36,830)	—
Proceeds from disposition of textbooks	2,170	—
Purchases of investments	(112,421)	(21,572)
Maturities of investments	121,784	48,805
Purchase of strategic equity investment	(2,000)	—
Net cash (used in) provided by investing activities	(47,262)	13,173
Cash flows from financing activities
Common stock issued under stock plans, net	2,667	6,982
Payment of taxes related to the net share settlement of equity awards	(46,836)	(76,044)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	682,594
Purchase of convertible senior notes capped call	—	(85,050)
Repurchase of common stock	—	(20,000)
Net cash (used in) provided by financing activities	(44,169)	508,482
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,464)	539,596
Cash, cash equivalents and restricted cash, beginning of period	389,432	375,945
Cash, cash equivalents and restricted cash, end of period	$360,968	$915,541

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow data:
Cash paid during the period for:
Interest	$500	$—
Income taxes	$756	$626
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,572	$1,126
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$8,020	$5,127

	March 31,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$359,101	$914,500
Restricted cash included in other current assets	306	121
Restricted cash included in other assets	1,561	920
Total cash, cash equivalents and restricted cash	$360,968	$915,541
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholder's equity, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2020, our results of operations, results of comprehensive loss, stockholder's equity, and cash flows for the three months ended March 31, 2020 and 2019. Our results of operations, results of comprehensive loss, stockholder's equity, and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2019 as 2019.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Except for our policies on investments, textbook library, revenue recognition and deferred revenue, and cost of revenues, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Investments

We hold investments in commercial paper, corporate debt securities, U.S. treasury securities, and agency bonds. We classify our investments as available-for-sale based on the nature of each security that are either short or long-term based on the remaining contractual maturity of the investment. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses unrelated to credit loss factors, net of taxes, included in other comprehensive (loss) income in our condensed consolidated statements of stockholders’ equity. Beginning in 2020, unrealized losses related to credit loss factors are now recorded through an allowance for credit losses in other income, net in our condensed consolidated statements of operations, rather than as a reduction to the amortized cost basis in other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. We did not record any such credit loss charges in the periods presented. We determined realized gains or losses on the sale of investments on a specific identification method, and recorded such gains or losses as other income, net in our condensed consolidated statements of operations.

Textbook Library

Beginning in January 2020, we began our transition back to print textbook ownership by purchasing print textbooks to establish our textbook library. We consider our print textbook library to be a long-term productive asset and, as such, classify it as a non-current asset in our condensed consolidated balance sheets. All print textbooks in our textbook library are stated at cost, which includes the purchase price less accumulated depreciation. We record allowances for lost, damaged, or excess print textbooks on a book-by-book basis.

We depreciate our print textbooks, less an estimated salvage value, over an estimated useful life of four years using an accelerated method of depreciation, as we estimate this method most accurately reflects the actual pattern of decline in their economic value. The salvage value considers the historical trend and projected proceeds for print textbooks. The useful life is determined based on the estimated time period in which the print textbooks are held and rented. We review the estimated salvage value and useful life of our print textbook library on an ongoing basis.
Allowances for print textbooks, print textbook depreciation expense, and the net gain or loss on print textbooks previously rented are recorded in cost of revenues in our condensed consolidated statements of operations and classified as an adjustment to cash flows from operating activities. Cash outflows for the acquisition of our print textbook library, net of changes in related accounts payable and accrued liabilities, and cash inflows received from the proceeds from the disposition of print textbooks, net of changes in related accounts receivable, are classified as cash flows from investing activities in our condensed consolidated statements of cash flows.

As of March 31, 2020, our net textbook library of $31.7 million consisted of gross textbook library of approximately $35.1 million net of accumulated depreciation of approximately $3.4 million.

During the three months ended March 31, 2020, print textbook depreciation expense was approximately $3.5 million and our net gain on textbook library was approximately $1.2 million.

Revenue Recognition and Deferred Revenue

We recognize revenues when the control of goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated cancellations and customer returns, which are based on historical data. Customer refunds from cancellations and returns are recorded as a reduction to revenues.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

We generate revenues from our Chegg Services product line which primarily includes Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Revenues from Chegg Study, Chegg Writing, Chegg Tutors, and Chegg Math Solver are recognized ratably over the respective weekly or monthly subscription period. Revenues from Thinkful, our skills-based learning platform, are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course.

Revenues from our Required Materials product line includes revenues from print textbooks that we own or that are owned by a partner as well as revenues from eTextbooks. Beginning in 2020, our Required Materials product line includes operating leases with students for the rental of print textbooks that we own. Operating lease income is recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term which is generally a two- to five-month lease period. Students generally have the option to extend the term of their rental or purchase the print textbook at the end of the term otherwise the print textbook is returned to our textbook library for future rental. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred. Revenues from eTextbooks are recognized ratably over the contractual period, generally a two- to five-month period.

Some of our customer arrangements include multiple performance obligations. We have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer, and our promise to transfer the service is separately identifiable from other promises in the contract. For these arrangements that contain multiple performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (SSP) of each distinct performance obligation to the total value of the contract. We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions, and information about the customer. Additionally, we limit the amount of revenues recognized for delivered promises to the amount that is not contingent on future delivery of services or other future performance obligations.

Some of our customer arrangements may include an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. We estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period.

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the revenue share we earn upon the shipment of a print textbook to a student. We have concluded that we control our eTextbook service and therefore we recognize revenues and cost of revenues on a gross basis ratably over the term the student has access to the eTextbook.

Contract assets are contained within other current assets and other assets on our condensed consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer. Contract receivables are contained within accounts receivable, net on our condensed consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our condensed consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to rental and subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract.

We have elected a practical expedient to record incremental costs to obtain or fulfill a contract when the amortization period would have been one year or less as incurred. These incremental costs primarily relate to sales commissions costs and are recorded in sales and marketing expense in our condensed consolidated statements of operations.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop, licenses from publishers for which we pay one-time license fees, or acquire through acquisitions, allowances for print textbooks, the net gain or loss on print textbooks previously rented, print textbook depreciation expense, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing products or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, restructuring charges, share-based compensation expense including estimated forfeitures, accounting for income taxes, textbook library, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, the valuation of our convertible senior notes, internal-use software and website development costs, and operating lease right of use (ROU) assets and operating lease liabilities. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions for applying reference rate reform to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance can be applied immediately and only applies to contract modifications made or hedging relationships entered into or evaluated before December 31, 2022. While we do not have any hedging relationships and currently do not believe we have material contracts impacted by reference rate reform, we are in the process of evaluating the impact of this guidance.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 key changes include hybrid tax regimes, intraperiod tax allocation exception, and interim-period accounting for enacted changes in tax law. Early adoption is permitted, including adoption in any interim period or annual reports for which financial statements have not yet been made available for issuance. The guidance is effective for annual periods beginning after December 15, 2020, and we are currently in the process of evaluating the impact of this guidance.

Recently Adopted Accounting Pronouncements

The FASB issued four ASUs related to Accounting Standards Codification (ASC) 326, Financial Instruments - Credit Losses. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted ASC 326, which replaces the existing incurred loss impairment model for financial assets, including trade receivables, with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. Additionally, the concept of other-than-temporary impairment for available-for-sale investments is eliminated and instead requires us to focus on determining whether any unrealized loss is a result of a credit loss or other factors. We adopted ASC 326 under the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after adoption are presented under ASC 326 while we have not changed previously disclosed amounts or provided additional disclosures for comparative periods. We recorded an immaterial cumulative-effect adjustment to trade receivables to the opening balance of accumulated deficit in our condensed consolidated balance sheet. We adopted ASC 326 under the prospective transition approach for available-for-sale investments which resulted in no change to amortized cost basis before and after adoption. Credit losses related to available-for-sale investments will now be recorded through an allowance for credit losses with immediate recognition to our condensed consolidated statement of operations rather than as a reduction to the amortized cost basis and recognition to our condensed consolidated statements of comprehensive loss. See above within Note 1, “Background and Basis of Presentation”, for updates to our significant accounting policies impacted by our adoption of ASC 326 as well as Note 4 “Cash and Cash Equivalents, and Investments” for more information.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance contained within subtopic 350-40 to develop or obtain internal-use software. We adopted ASU 2018-15 on January 1, 2020 under the prospective method of adoption.

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Chegg Services	$100,359	$75,292	$25,067	33%
Required Materials	31,231	22,117	9,114	41
Total net revenues	$131,590	$97,409	$34,181	35

During the three months ended March 31, 2020 and 2019, we recognized $17.5 million and $12.4 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three months ended March 31, 2020 and 2019, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. During the three months ended March 31, 2020, we recognized $12.3 million of operating lease income from print textbook rentals that we own. The aggregate amount of unsatisfied performance obligations is approximately $35.8 million as of March 31, 2020, which are expected to be recognized into revenues over the next year.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

			Change
	March 31, 2020	December 31, 2019	$	%
Accounts receivable, net	$6,493	$11,529	$(5,036)	(44)%
Deferred revenue	35,753	18,780	16,973	90
Contract assets	4,482	3,531	951	27

During the three months ended March 31, 2020, our accounts receivable, net balance decreased by $5.0 million, or 44%, primarily due to timing of billings and seasonality of our business. During the three months ended March 31, 2020, our deferred revenue balance increased by $17.0 million, or 90%, primarily due to increased bookings for our Chegg Study service and eTextbook service driven by the seasonality of our business as well as from print textbooks that we own that are recognized ratably rather than immediately. During the three months ended March 31, 2020, our contract assets balance increased by $1.0 million, or 27%, primarily due to payment arrangements for Thinkful.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(5,713)	$(4,318)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	122,428	116,730

Net loss per share, basic and diluted	$(0.05)	$(0.04)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	1,050	3,258
RSUs and PSUs	3,316	6,732
Shares related to convertible senior notes	3,968	3,332
Employee stock purchase plan	10	41
Total common stock equivalents	8,344	13,363

Shares related to convertible senior notes represents the anti-dilutive impact of our issuance of $345 million in aggregate principal amount of our 2023 notes as the average price of our common stock during the three months ended March 31, 2020 and 2019 was higher than the conversion price of $26.95. While these shares are anti-dilutive during the three months ended March 31, 2020 and 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes up to $40.68, as exercise of the capped call instruments will reduce dilution from the 2023 notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our issuance of $800 million in aggregate principal amount of our 2025 notes were anti-dilutive during the three months ended March 31, 2020 and 2019. The average price of our common stock during the three months ended March 31, 2020 and 2019 was lower than the conversion price of our 2025 notes of $51.56.

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss and fair value as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$198,755	$—	$—	$198,755
Money market funds	160,346	—	—	160,346
Total cash and cash equivalents	$359,101	$—	$—	$359,101
Short-term investments:
Corporate securities	$359,108	$149	$(1,338)	$357,919
U.S. treasury securities	31,729	127	—	31,856
Agency bonds	14,999	20	—	15,019
Total short-term investments	$405,836	$296	$(1,338)	$404,794
Long-term investments:
Corporate securities	$256,074	$215	$(1,703)	$254,586
Agency bonds	18,496	32	—	18,528
Total long-term investments	$274,570	$247	$(1,703)	$273,114

	December 31, 2019
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$241,355	$—	$—	$241,355
Money market funds	146,165	—	—	146,165
Total cash and cash equivalents	$387,520	$—	$—	$387,520
Short-term investments:
Commercial paper	$7,489	$—	$—	$7,489
Corporate securities	318,946	425	(78)	319,293
U.S. treasury securities	44,251	39	(4)	44,286
Agency bonds	10,000	6	—	10,006
Total short-term investments	$380,686	$470	$(82)	$381,074
Long-term investments:
Corporate securities	$295,103	$533	$(158)	$295,478
Agency bonds	14,999	6	—	15,005
Total long-term investments	$310,102	$539	$(158)	$310,483

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of March 31, 2020 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$405,836	$404,794
Due in 1-2 years	274,570	273,114
Investments not due at a single maturity date	160,346	160,346
Total	$840,752	$838,254

Investments not due at a single maturity date in the preceding table consist of money market fund deposits.

As of March 31, 2020, we considered the declines in market value of our investment portfolio to be primarily the result of interest rate fluctuations driven by macroeconomic conditions including the COVID-19 pandemic and did not consider any of our unrealized losses to be the result of credit-related factors. We typically invest in highly-rated securities with a minimum credit rating of A-, a weighted average maturity of 8 months, and our investment policy limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. During the three months ended March 31, 2020, we did not recognize any losses on our investments due to credit related factors. During the three months ended March 31, 2019, we did not recognize any impairment charges.

Restricted Cash

As of March 31, 2020 and December 31, 2019, we had approximately $1.9 million of restricted cash that primarily consists of security deposits for our corporate offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based upon the term of the remaining restrictions.

Strategic Investments

In March 2020, we completed an investment of $2.0 million in TAPD, Inc., also known as Frank, a U.S.-based service that helps students access financial aid. In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record any impairment charges on our strategic investments during the three months ended March 31, 2020 and 2019, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the three months ended March 31, 2020 and 2019.

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$160,346	$160,346	$—
Short-term investments:
Corporate securities	357,919	—	357,919
U.S. treasury securities	31,856	31,856	—
Agency bonds	15,019	—	15,019
Long-term investments:
Corporate securities	254,586	—	254,586
Agency bonds	18,528	—	18,528
Total assets measured and recorded at fair value	$838,254	$192,202	$646,052

	December 31, 2019
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$146,165	$146,165	$—
Short-term investments:
Commercial paper	7,489	—	7,489
Corporate securities	319,293	—	319,293
U.S. treasury securities	44,286	44,286	—
Agency bonds	10,006	—	10,006
Long-term investments:
Corporate securities	295,478	—	295,478
Agency bonds	15,005	—	15,005
Total assets measured and recorded at fair value	$837,722	$190,451	$647,271

We value our investments based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any investments valued with a Level 3 input.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 7, “Convertible Senior Notes”.

The carrying amounts and estimated fair values of the notes as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 notes	$612,059	$744,000	$602,611	$831,000
2023 notes	301,190	492,581	297,692	523,538
Convertible senior notes, net	$913,249	$1,236,581	$900,303	$1,354,538

The carrying amount of the 2025 notes and 2023 notes as of March 31, 2020 was net of unamortized debt discount of $175.9 million and $39.2 million, respectively, and unamortized issuance costs of $12.1 million and $4.7 million, respectively. The carrying amount of the 2025 notes and 2023 notes as of December 31, 2019 was net of unamortized debt discount of $184.7 million and $42.3 million, respectively, and unamortized issuance costs of $12.7 million and $5.0 million, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning balance	$214,513	$149,524
Additions due to acquisition	—	65,181
Foreign currency translation adjustment	(190)	(192)
Ending balance	$214,323	$214,513

Intangible assets as of March 31, 2020 and December 31, 2019 consist of the following (in thousands, except weighted-average amortization period):

	March 31, 2020
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	66	$43,268	$(20,029)	$23,239
Customer lists	47	9,970	(8,540)	1,430
Trade and domain names	46	10,873	(6,648)	4,225
Non-compete agreements	31	2,018	(1,914)	104
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(523)	—	(523)
Total intangible assets	58	$69,206	$(37,131)	$32,075

	December 31, 2019
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	66	$43,268	$(18,395)	$24,873
Customer lists	47	9,970	(8,210)	1,760
Trade and domain names	46	10,873	(6,169)	4,704
Non-compete agreements	31	2,018	(1,890)	128
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(398)	—	(398)
Total intangible assets	58	$69,331	$(34,664)	$34,667

During the three months ended March 31, 2020 and 2019, amortization expense related to our acquired intangible assets totaled approximately $2.5 million and $1.8 million, respectively.

As of March 31, 2020, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2020	$6,480
2021	7,554
2022	6,686
2023	4,557
2024	2,411
Thereafter	787
Total	$28,475

Note 7. Convertible Senior Notes

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Concurrently with the offering of the 2025 notes and 2023 notes, we used $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions.

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

During the three months ended March 31, 2020, the conditions allowing holders of the 2025 notes to convert had not been met and were therefore not convertible. The first circumstance allowing holders of the 2023 notes to convert has been met during the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019. Therefore, the 2023 notes are convertible starting April 1, 2019 through June 30, 2020. During the three months ended March 31, 2020, we received an immaterial request for conversion of the 2023 notes which we expect to settle in cash during the three months ended June 30, 2020.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	March 31, 2020		December 31, 2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$800,000	$345,000	$800,000	$345,000
Unamortized debt discount	(175,857)	(39,155)	(184,698)	(42,280)
Unamortized issuance costs	(12,084)	(4,655)	(12,691)	(5,028)
Net carrying amount (liability)	$612,059	$301,190	$602,611	$297,692

The net carrying amount of the equity component of the notes is as follows (in thousands):

	March 31, 2020		December 31, 2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Debt discount for conversion option	$212,000	$64,193	$212,000	$64,193
Issuance costs	(5,253)	(1,749)	(5,253)	(1,749)
Net carrying amount (equity)	$206,747	$62,444	$206,747	$62,444

As of March 31, 2020, the remaining lives of the 2025 notes and 2023 notes are approximately 5.0 and 3.1 years, respectively. Based on the closing price of our common stock of $35.78 on March 31, 2020, the if-converted value of the 2025 notes was approximately $555.2 million which is less than the principal amount of $800 million by approximately $244.8 million and the if-converted value of the 2023 notes was approximately $458.0 million which exceeds the principal amount of $345 million by approximately $113.0 million.

The effective interest rates of the liability components for the 2025 notes and 2023 notes are 5.40% and 4.34%, respectively, and each is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2020		2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$249	$215	$14	$213
Amortization of debt discount	8,841	3,125	510	3,091
Amortization of issuance costs	608	372	35	369
Total interest expense	$9,698	$3,712	$559	$3,673

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

Note 8. Commitments and Contingencies

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

On March 3, 2020, Ingram Hosting Holdings LLC (IHH) filed a complaint in the U.S. District Court for the Middle District of Tennessee alleging that Chegg breached its various contracts with IHH and other Ingram group entities, seeking damages in the amount of $17 million. An answer was filed on March 31, 2020. Chegg and Ingram have worked together for over six months attempting to reconcile each Company's respective claims as part of the wind-down of our business relationship, such as claims related to lost books, customer refunds, and costs associated with failure to meet guaranteed delivery dates. The Court has scheduled an initial case management conference for May 12, 2020 to set the discovery and trial calendar and the parties continue to discuss resolution of these claims.

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9.978,107 and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal. On April 21, 2020, the Court granted Chegg's motion to hold the appeal in abeyance pending outcome of an appeal in the litigation above.

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in either matter. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2020.

Note 10. Stockholders' Equity

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$169	$125
Research and development	6,991	4,917
Sales and marketing	2,186	1,808
General and administrative	8,988	8,188
Total share-based compensation expense	$18,334	$15,038

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	6,909,530	$24.04
Granted	1,760,947	38.74
Released	(2,793,397)	16.89
Canceled	(214,121)	28.64
Balance at March 31, 2020	5,662,959	$31.96

As of March 31, 2020, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $126.5 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.3 years.

Note 11. Income Taxes

We recorded an income tax provision of approximately $0.5 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively, primarily due to state and foreign income tax expense.

Note 12. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three months ended March 31, 2020 and 2019, we purchased $0.4 million and $1.0 million, respectively, of services from Adobe. We had $0.1 million of revenues during the three months ended March 31, 2020 and no revenues during the three months ended March 31, 2019 from Adobe. We had an immaterial amount and $0.2 million of payables as of March 31, 2020 and December 31, 2019, respectively, to Adobe. We had no outstanding receivables as of March 31, 2020 and December 31, 2019 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three months ended March 31, 2020 and 2019, we incurred payment processing fees of $0.5 million and $0.4 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the three months ended March 31, 2020 and 2019, we purchased $0.1 million and $0.3 million, respectively, of services from Synack.

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

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Our Chegg Study subscription service provides “Expert Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, and CiteThisForMe. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills.

Required Materials includes our print textbook and eTextbook offerings, which help students save money compared to the cost of buying new. We offer an extensive print textbook library primarily for rent and also for sale both on our own and through our print textbook partners. To deliver these services to students, we partner with a variety of third parties including Cengage Learning, MacMillan, McGraw Hill, Pearson, and Sage Publications.

During the three months ended March 31, 2020 and 2019, we generated net revenues of $131.6 million and $97.4 million, respectively, and in the same periods had net losses of $5.7 million and $4.3 million, respectively. While the current COVID-19 pandemic did not have a material impact on our results of operations during the three months ended March 31, 2020, we have seen an increase in subscriber growth and engagement with our learning platform that we believe will contribute to a positive impact of our result of operations during the second quarter of 2020. We plan to continue to invest in our long-term growth, particularly further investment in the technology that powers our learning platform and the development of additional products and services that serve students.

Our strategy for achieving profitability is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to accomplish profitability and become cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors. Additionally, the current COVID-19 pandemic subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes, whether they will successfully transition to online education, or how well they will overcome the impacts. These risks and uncertainties are described in greater detail in Part II, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Chegg Services” and “Required Materials.”

Chegg Services

Our Chegg Services product line for students primarily includes Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. Students typically pay to access Chegg Services such as Chegg Study on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 76% and 77% of net revenues during the three months ended March 31, 2020, and 2019, respectively.

Required Materials

Our Required Materials product line includes revenues from print textbooks and eTextbooks. Revenues from print textbooks that we own are recognized as the total transaction amount ratably over the lease term, generally a two- to five-month lease period. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Additionally, Required Materials includes revenues from eTextbooks, which are recognized ratably over the contractual period, generally a two- to five-month period.

In the aggregate, Required Materials revenues were 24% and 23% of net revenues during the three months ended March 31, 2020 and 2019, respectively.

Seasonality of Our Business

Revenues from Chegg Services, print textbooks that we own, and eTextbooks are primarily recognized ratably over the term a student subscribes to our Chegg Services, rents a print textbook or has access to an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Our variable expenses related to marketing activities remain highest in the first and third quarters such that our profitability may not provide meaningful insight on a sequential basis.

As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2020		2019
Net revenues	$131,590	100%	$97,409	100%
Cost of revenues(1)	42,390	32	23,335	24
Gross profit	89,200	68	74,074	76
Operating expenses:
Research and development(1)	39,541	30	32,692	34
Sales and marketing(1)	20,238	15	18,717	19
General and administrative(1)	26,145	20	23,670	24
Restructuring charges	—	—	22	—
Total operating expenses	85,924	65	75,101	77
Income (loss) from operations	3,276	3	(1,027)	(1)
Total interest expense, net and other income, net	(8,467)	(7)	(2,665)	(3)
Loss before provision for income taxes	(5,191)	(4)	(3,692)	(4)
Provision for income taxes	522	—	626	(1)
Net loss	$(5,713)	(4)%	$(4,318)	(5)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$169		$125
Research and development	6,991		4,917
Sales and marketing	2,186		1,808
General and administrative	8,988		8,188
Total share-based compensation expense	$18,334		$15,038

Three Months Ended March 31, 2020 and 2019

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Chegg Services	$100,359	$75,292	$25,067	33%
Required Materials	31,231	22,117	9,114	41
Total net revenues	$131,590	$97,409	$34,181	35

Chegg Services revenues increased $25.1 million, or 33%, during the three months ended March 31, 2020, compared to the same period in 2019 primarily due to growth in Chegg Study and Chegg Writing as well as revenues from our acquisition of Thinkful. Chegg Services revenues were 76% and 77% of net revenues during the three months ended March 31, 2020 and 2019, respectively. Required Materials revenues increased $9.1 million, or 41%, during the three months ended March 31, 2020, compared to the same periods in 2019 primarily due to revenues from print textbooks that we own which are recognized at the total transaction amount opposed to a revenue share. Required Materials revenues were 24% and 23% of net revenues during the three months ended March 31, 2020 and 2019, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Cost of revenues(1)	$42,390	$23,335	$19,055	82%

(1) Includes share-based compensation expense of:	$169	$125	$44	35%

Cost of revenues increased $19.1 million, or 82%, during the three months ended March 31, 2020, compared to the same period in 2019 primarily due to higher order fulfillment fees of $13.9 million, higher depreciation of print textbooks of $3.5 million, higher amortization of content of $1.8 million, higher payment processing fees of $0.7 million, partially offset by the net gain on textbook library of $1.2 million. Gross margins decreased to 68% during the three months ended March 31, 2020, from 76% to the same period in 2019.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Research and development(1)	$39,541	$32,692	$6,849	21%
Sales and marketing(1)	20,238	18,717	1,521	8
General and administrative(1)	26,145	23,670	2,475	10
Restructuring charges	—	22	(22)	n/m
Total operating expenses	$85,924	$75,101	$10,823	14

(1) Includes share-based compensation expense of:
Research and development	$6,991	$4,917	$2,074	42%
Sales and marketing	2,186	1,808	378	21
General and administrative	8,988	8,188	800	10
Share-based compensation expense	$18,165	$14,913	$3,252	22
_______________________________________
n/m - not meaningful

Research and Development

Research and development expenses increased $6.8 million, or 21%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in employee-related expenses of $3.5 million largely driven by employees from our acquisition of Thinkful, higher share-based compensation expenses of $2.1 million, and higher technology expenses to support our research and development of $1.2 million, compared to the same period in 2019. Research and development expenses as a percentage of net revenues were 30% during the three months ended March 31, 2020 compared to 34% during the same period in 2019.

Sales and Marketing

Sales and marketing expenses increased by $1.5 million, or 8%, during the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense of $1.1 million and higher share-based compensation expenses of $0.4 million, compared to the same period in 2019. Sales and marketing expenses as a percentage of net revenues were 15% during the three months ended March 31, 2020 compared to 19% during the same period in 2019.

General and Administrative

General and administrative expenses increased $2.5 million, or 10%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to higher employee-related expenses of $1.5 million largely driven by employees from our acquisition of Thinkful and higher share-based compensation expenses of $0.8 million, compared to the same period in 2019. General and administrative expenses as a percentage of net revenues were 20% during the three months ended March 31, 2020 compared to 24% during the same period in 2019.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Interest expense, net	$(13,427)	$(4,232)	$(9,195)	n/m
Other income, net	4,960	1,567	3,393	n/m
Total interest expense, net and other income, net	$(8,467)	$(2,665)	$(5,802)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three months ended March 31, 2020 compared to the same periods in 2019 as a result of the amortization of debt discount and issuance costs and contractual interest expense related to the 2025 notes.

Other income, net, increased during the three months ended March 31, 2020 compared to the same periods in 2019 primarily related to additional interest earned on our investments purchased with proceeds from the notes.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Provision for income taxes	$522	$626	$(104)	(17)%

We recorded an income tax provision of approximately $0.5 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively. The decrease during the three months ended March 31, 2020 was primarily due to a withholding tax deferred tax liability revaluation benefit as a result of tax law enacted in India during the quarter, partially offset by an increase in foreign profits.

Liquidity and Capital Resources

As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.0 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. In March 2019/April 2019 and April 2018, we closed offerings of our 2025 notes and 2023 notes generating net proceeds of approximately $780.2 million and $335.6 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2025 notes and 2023 notes mature on March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of March 31, 2020, we have incurred cumulative losses of $422.1 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes and 2025 notes offerings, and cash generated from operations.

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

Most of our cash is held in the United States. As of March 31, 2020, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds, however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$62,967	$17,941
Net cash (used in) provided by investing activities	(47,262)	13,173
Net cash (used in) provided by financing activities	(44,169)	508,482

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020 was $63.0 million. Our net loss of $5.7 million was reduced by the change in our deferred revenue of $17.0 million and accrued liabilities of $16.0 million. Additionally, we had significant non-cash operating expenses including print textbook depreciation expense of $3.5 million, other depreciation and amortization expense of $9.2 million, share-based compensation expense of $18.3 million, and the amortization of debt discount and issuance costs related to the notes of $12.9 million.

Net cash provided by operating activities during the three months ended March 31, 2019 was $17.9 million. Our net loss of $4.3 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $6.8 million, share-based compensation expense of $15.0 million, and the amortization of debt discount and issuance costs related to the notes of $4.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was $47.3 million and was related to the purchases of investments of $112.4 million, the purchases of textbooks of $36.8 million, the purchases of property and equipment of $20.0 million, and the purchase of strategic equity investment of $2.0 million, partially offset by the maturity of investments of $121.8 million and proceeds from the disposition of textbooks of $2.2 million.

Net cash provided by investing activities during the three months ended March 31, 2019 was $13.2 million and was primarily related to the maturity of investments of $48.8 million, partially offset by the purchases of property and equipment of $14.1 million and the purchases of investments of $21.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 was $44.2 million and was related to the payment of $46.8 million in taxes related to the net share settlement of equity awards proceeds, partially offset by proceeds from the issuance of common stock under stock plans of $2.7 million.

Net cash provided by financing activities during the three months ended March 31, 2019 was $508.5 million and was related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $682.6 million and proceeds from the issuance of common stock under stock plans of $7.0 million, partially offset by purchase of the convertible senior notes capped call instruments of $85.1 million, the payment of $76.0 million in taxes related to the net share settlement of equity awards, and the repurchase of common stock of $20.0 million done in connection with the issuance of the convertible senior notes.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

Through March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. The current COVID-19 pandemic has caused uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained. Our actual results may differ from these estimates under different assumptions or conditions.

Except for our critical accounting policy on textbook library, there have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Textbook Library

We record allowances for lost, damaged, or excess print textbooks on a book-by-book basis. Factors considered in the determination of allowance for print textbooks include historical experience, management’s knowledge of current business conditions, and expectations of future demand. The consideration of these factors requires management to make significant judgments in the determination of our allowance for print textbooks in any given period which could have a material impact on our result of operations.

We depreciate our print textbooks, less an estimated salvage value, over an estimated useful life of four years using an accelerated method of depreciation, as we estimate this method most accurately reflects the actual pattern of decline in their economic value. The salvage value considers the historical trend and projected proceeds for print textbooks. The useful life is determined based on the estimated time period in which the print textbooks are held and rented. We review the estimated salvage value and useful life of our print textbook library on an ongoing basis.
We review the accelerated method of depreciation to ensure consistency with the value of the print textbooks to our customers during their useful life. Based on historical experience, we believe that a print textbook has more value to our customers and us early in its life and therefore an accelerated depreciation method best reflects the actual pattern of decline in economic value and aligns with the print textbooks’ deteriorating condition over time. In addition, we consider the utilization of the print textbooks and the revenues we can earn, recognizing that a used print textbook rents for a lower amount than a new print textbook. Should the actual rental activity or deterioration of print textbooks differ from our estimates, our net gain or loss on print textbooks previously rented could differ in any given period, which could have a material impact to our results of operations.

In addition, we evaluate the appropriateness of the estimated salvage value and useful life estimates based on historical transactions with both vendors and customers and reviewing a blend of actuals and estimates of the lifecycle of each print textbook. Our estimates utilize data from historical experience, including actual proceeds from print textbooks as a percentage of original sourcing costs, channel mix and the projected value of a print textbook in relation to the original source cost over time. As we continue to accumulate additional data related to our print textbook library, we may make refinements in the estimated salvage value, method of depreciation, or useful life. Any potential refinements could impact our print textbook depreciation expense or net gain or loss on print textbooks previously rented and could have a material impact to our results of operations.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1. Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2020, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2020, Ingram Hosting Holdings LLC (IHH) filed a complaint in the U.S. District Court for the Middle District of Tennessee alleging that Chegg breached its various contracts with IHH and other Ingram group entities, seeking damages in the amount of $17 million. An answer was filed on March 31, 2020. Chegg and Ingram have worked together for over six months attempting to reconcile each Company's respective claims as part of the wind-down of our business relationship, such as claims related to lost books, customer refunds, and costs associated with failure to meet guaranteed delivery dates. The Court has scheduled an initial case management conference for May 12, 2020 to set the discovery and trial calendar and the parties continue to discuss resolution of these claims.

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9.978,107 and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal. On April 21, 2020, the Court granted Chegg's motion to hold the appeal in abeyance pending outcome of an appeal in the litigation above.

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in either matter. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

ITEM 1A. RISK FACTORS

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q including in our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations, and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and results of operations, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

The full effect of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen, or its effects may be prolonged, which could lead to a materially adverse effect on our business and results of operations.

The COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Further, the full effects of the pandemic cannot be predicted as a result of uncertainties including the extent and rate of the spread, the possibility and timing of any vaccine, treatment, or cure or stop to the spread, and the potential for additional peaks in infection rates later in 2020. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, school and business closures, and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers and partners, and disrupt our operations. Changes in our operations in respect to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and marketing and order fulfillment efforts and could result in additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.

Many of our employees worldwide are currently working remotely as a result of the COVID-19 pandemic. The health of our employees is of primary concern and given the uncertainties of the outcome of the COVID-19 pandemic, we cannot reasonably predict when our employees will be able to return to our offices and may need to take further precautionary measures to ensure the health of our employees. Additionally, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, which may reduce the amount of time available for other initiatives. The COVID-19 pandemic may lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations.

The COVID-19 pandemic did not have a materially adverse effect on our business and result of operations during the three months ended March 31, 2020, but it remains uncertain how the pandemic will impact our business in the future. COVID-19 and related governmental reactions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:

•	our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our facilities;

•	our inability to realize our expected return on textbooks in our print textbook library as educators transition to online curriculums;

•	the requirement that our management team shift its focus to mitigating risks related to COVID-19 and away from our day-to-day operations and initiatives;

•	disruptions to the operations of our logistics and distribution partners, which could impact our ability to timely deliver our print textbooks to students;

•	our textbook partners’ inability to fill our textbook orders due to disruptions to their operations or overwhelming demand from their own customers; and

•	system interruptions that slow our website or make our website unavailable as our third-party software and service providers experience increased usage;

We are continuously monitoring our business and operations to take appropriate actions with the intention to mitigate risks arising from the COVID-19 pandemic but there can be no guarantee that the actions we take will be successful. Should the situation worsen and not improve, or our steps for risk mitigation fail, our business, financial condition, results of operations, and prospects may be materially and adversely affected.

We are unable to determine when colleges will resume in-person classes, whether they will successfully transition to online education, or how well they will overcome the impacts of the COVID-19 pandemic. Ongoing uncertainty or worsening of the COVID-19 pandemic could cause colleges to suffer financial decline or warrant them taking more drastic actions with regard to campus shut downs which could lead to a materially adverse impact on our business and results of operations.

A significant number of United States and international colleges have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Uncertainties surrounding the COVID-19 pandemic are forcing colleges to rethink their near-term plans for instruction by transitioning to alternative methods of instruction, including online learning, that they may not be well-adapted for. Colleges will need to consider, among other things, when they reopen their campuses for in-person classes and how many students, including international students, are allowed to enroll in future classes. Should the COVID-19 pandemic continue to spread and worsen, colleges may not have the financial resources to withstand a prolonged shutdown and may be forced to close. If colleges limit enrollment or are forced to close, we may see lower customer engagement with our products and services, which could lead to a materially adverse impact on our business and result of operations.

Our limited operating history and evolving digital offerings make it difficult to evaluate our current business and future prospects.

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We completed a transition to a new model for our Required Materials product line in November 2016 through our strategic partnership with Ingram to accelerate our transition away from the more capital-intensive aspects of the print textbook rental business. We continue to market, use our branding, and maintain the customer experience around print textbook rentals, while through the end of 2019, Ingram or other partners funded all rental textbook inventory and assumed title and risk of loss related to textbook rentals for the textbooks they owned.

Beginning in 2020, we have begun transitioning our textbook rental business and resumed owning textbooks, now working with FedEx as our vendor for warehousing and fulfillment services.

Since July 2010, we have focused on expanding our offerings, in many instances through the acquisition of other companies, to include supplemental materials, Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Thinkful. For example, in October 2019, we acquired Thinkful to provide a skills-based learning platform that offers professional courses in software engineering, data science, data analytics, product design, product management, and digital marketing directly to students across the United States. In June 2018, we launched the Chegg Math Solver to help students with their algebra, pre-calculus, and calculus math problems. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment.

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

We face risks, expenses, and difficulties related to our specific business model, as well as those typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•	execute on our evolving business model, including our transition back to the ownership of print textbooks;

•	transition fulfillment logistics from Ingram to FedEx;

•	develop new products and services, both independently and with developers or other third parties;

•	acquire complementary products and services to expand our offerings and enhance our learning platform;

•	attract and retain students and increase their engagement with our learning platform;

•	prevent students from stealing accounts, sharing accounts, and cheating with other students;

•	manage the growth of our business, including increasing or unforeseen expenses;

•	develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;

•	maintain and manage relationships with strategic partners, including distributors, publishers, wholesalers, colleges, and brands;

•	ensure our platform remains secure and protects the information of students, tutors and other users;

•	attract and retain brands to our marketing services;

•	develop and pursue a profitable business model and pricing strategy;

•	compete with companies that offer similar services or products;

•	expand into adjacent markets;

•	enter into a skills-based business;

•	navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;

•	integrate and realize synergies from businesses that we acquire; and

•	expand, operate, and compete in international markets.

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

We expect our results of operations to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our results of operations may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to attract and retain students and increase their engagement with our learning platform, particularly related to our Chegg Services subscribers;

•	changes to Internet search engines and application marketplaces that drive traffic to our platform;

•	the rate of adoption of our offerings;

•	our ability to successfully utilize the information gathered from our learning platform to enhance our Student Graph and target sales of complementary products and services to our students;

•	changes in demand, including due to the current COVID-19 pandemic, and pricing for print textbooks and eTextbooks;

•
the ability of our logistics partners to manage fulfillment processes, including significant volume increases during peak periods and as a result of the potential growth in volume of transactions over time;

•	our transition from Ingram to FedEx for print textbook fulfillment;

•	our ability to integrate the Chegg and Thinkful businesses;

•	changes by our competitors to their product and service offerings;

•	price competition and our ability to react appropriately to such competition;

•	our ability and Ingram's ability to manage Ingram's textbook library and our ability and FedEx's ability to manage our textbook library;

•	our ability to execute on our strategic partnerships with our logistics partners;

•	disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

•	our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;

•	the effects of the COVID-19 pandemic on education generally, which has caused schools, colleges and universities to adjust curriculums and implement remote learning;

•	government regulations, in particular regarding privacy and advertising and taxation policies; and

•	general macroeconomic conditions and economic conditions specific to education, including the current COVID-19 pandemic.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three months ended March 31, 2020 and 2019 were $5.7 million and $4.3 million, respectively. As of March 31, 2020, we had an accumulated deficit of $422.1 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications, and delays and other unknown factors as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•	our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Chegg Prep, and College Admissions and Scholarship Services;

•	our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;

•	our ability to produce engaging mobile applications and websites for students to engage with our learning platform;

•	our ability and our fulfillment partner’s ability to consistently provide students with a convenient, high quality experience for selecting, receiving, and returning print textbooks;

•	our ability to accurately forecast and respond to student demand for print textbooks;

•	the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;

•	the quality and prices of our offerings compared to those of our competitors;

•	the rate of adoption of eTextbooks and our ability to capture a significant share of that market;

•	changes in student spending levels;

•	changes in the number of students attending college;

•	the effectiveness of our sales and marketing efforts, including our success in generating word-of-mouth referrals; and

•	our ability to introduce new products and services that are favorably received by students.

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

Our facilities and information systems, as well as those of our third-party service providers, also are subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss of, misuse of, or theft of data. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to optimize performance and protect against known vulnerabilities, material disruptions, or slowdown.

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

We historically experience a disproportionate amount of activity on our website at the beginning of each academic term as students search our textbook catalog and place orders for course materials as well as during Sundays of our Chegg Study rush. If too many students access our website within a short period of time, we may experience system interruptions that make our website unavailable, slowed, or prevent our distribution partner from efficiently fulfilling rental orders, which may reduce the volume of textbooks we are able to rent or sell and may also impact our ability to sell marketing services to brands. In addition, during peak periods, we and our distribution partners utilize independent contractors and temporary personnel to supplement our workforces primarily in our student advocacy organizations, our subject matter experts, and in our distribution partners’ warehouses. Competition for qualified personnel has historically been intense, any understaffing could lead to an increase in the amount of time required to ship textbooks and process returns or respond to student questions and inquiries. Moreover, the third-party carriers relied on to deliver textbooks to students, and publishers, wholesalers, and distributors that ship directly to our students, may be unable to meet our shipping and delivery requirements during peak periods, especially during inclement weather or other disruptions to the shipping services. Any delay or failure to deliver our products and services or respond to student questions could cause our customers to be dissatisfied with our services and have an adverse effect on our results of operations.

If our efforts to build strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.

We believe our brands are a key asset of our business. Developing, protecting and enhancing the “Chegg” brands are critical to our ability to expand our student user base and increase student engagement with our learning platform. Strong brands also help to counteract the significant student turnover we experience from year to year as students graduate, and differentiate us from our competitors.

To succeed in our efforts to strengthen our brands’ identity, we must, among other activities:

•	maintain our reputation as a trusted technology platform and source of content, services, and textbooks for students;

•	maintain the quality of and improve our existing products, services, and technologies;

•	introduce products and services that are favorably received;

•	adapt to changing technologies, including developing and enhancing compelling mobile offerings for our learning platform;

•	adapt to students’ rapidly changing tastes, preferences, behavior, and brand loyalties;

•	protect students’, tutors’, and educators’ data, such as passwords and personally identifiable information;

•	protect our trademarks and other intellectual property rights;

•	maintain and control the quality of our brand;

•	continue to expand our reach to students in high school, graduate school, and internationally;

•
ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use, or the ethical codes of those students’ colleges;

•	adequately address students’ concerns with our products and services; and

•
convert and fully integrate the brands and students that we acquire, including Thinkful, WriteLab, StudyBlue, Cogeon, the developer of the math application Math 42, Imagine Easy Solutions, and internships.com, into the Chegg brand and Chegg.com.

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

Acquired companies, businesses, and assets can be complex and time consuming to integrate. For example, we expanded into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018 and a new offering in skills-based learning with the acquisition of Thinkful in 2019. We may not successfully transition these users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions.

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

Our strategic partnership with Ingram expires this year, after which logistics and shipping services will be provided by FedEx. As part of this transition, Ingram business activities related to our print textbook offering will decrease over time while FedEx’s business activities will ramp up. If we experience unexpected challenges during this coordinated transition of our print textbook offering from Ingram to FedEx, if the transition takes a longer time to complete than expected, or if we fail to accurately forecast the transition costs, our business and results of operations will be impacted.  Further, during this transition, customers may experience longer shipping periods than they have come to expect or the order accuracy may decline, causing increased calls to our customer service team, the need to expedite corrected orders, and the potential loss of customers. Finally, while our dialogue with Ingram to reconcile each company's respective claims related to lost books, customer refunds, and costs associated with failure to meet guaranteed delivery dates continues, we do not know if those efforts to resolve the claims will be successful. If they are not successful, the parties' litigation will proceed, which will require us to incur additional costs.

Delays in shipping, increased costs, and other difficulties that could arise with our distribution partners may have an adverse effect on our business and results of operations.

Our strategic partnership with Ingram expires this year and we have begun to transition our fulfillment services from Ingram to FedEx. Until the termination of our partnership, we will continue to rely on Ingram to fulfill print textbook rental and sales orders. If our partnership with Ingram is interrupted prior to its expiration, if Ingram experiences disruptions in its business or is not able to perform as anticipated, or if we do not effectively transition our fulfillment services to FedEx, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, that may have an adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to achieve the financial return targets set forth in our agreement with Ingram, we could be required to make additional payments to Ingram which could adversely affect our results of operations. In addition to our strategic partnership with Ingram, we have entered into agreements with other partners to provide their textbooks for rental or sale through our website for which Ingram provides logistics and fulfillment for all print textbook rental or sale orders. If we are unable to enter into or renew our agreements with our partners or if any of our partners perform significantly below our expectations, we may experience a material adverse effect on our business, results of operations and financial condition. Moreover, should any of our partners experience disruptions to operations or overwhelming demand from their customers, due to the COVID-19 pandemic, we may experience operational difficulties, an inability to fulfill print textbook orders, increased costs and a loss of business, that may have an adverse effect on our business, results of operations and financial condition.

In the case of either Ingram or FedEx, we do not control the logistics and distribution process for our print textbooks. As a result, our business could be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, increased fuel costs and other rising costs of transportation, natural disasters, health pandemics such as the current COVID-19 pandemic, and terrorist activity. If our distribution partners, or their partners such as delivery companies, were to limit their services or delivery areas, such as by the discontinuation of Saturday delivery service, or otherwise suffer from business disruptions, we may be required to rely on alternative carriers for delivery and return shipments of textbooks to and from students or we may be unable to deliver textbooks. If we are unable to sufficiently engage alternative carriers on a timely basis or on terms favorable to us, our ability to timely deliver textbooks could diminish. If textbooks are not delivered on time to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our results of operations.

We rely on third-party software and service providers, including Amazon Web Services (AWS), to provide systems, storage, and services for our website. Any failure or interruption experienced by such third parties could result in the inability of students to use our products and services, result in a loss of revenues, and harm our reputation.

We rely on third-party software and service providers, including AWS, to provide systems, storage, and services, including user log in authentication, for our website. Any technical problem with, cyber-attack on, or loss of access to such third parties’ systems, servers, or technologies could result in the inability of our students to rent or purchase print textbooks, interfere with access to our digital content and other online products and services or result in the theft of end-user personal information. Further, these third-party software and service providers may experience operational difficulties due to the current COVID-19 pandemic, including increased usage of their software and services. If they are unable to adapt to the increase in demand or fail to ensure availability of their software and services, our ability to service users’ requests may be impacted, which could have an adverse impact on our result of operations.

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

Computer malware, viruses, hacking, physical or electronic break-ins, spamming, and similar events could lead to disruptions of our website services, our mobile applications, or systems we use and interruptions and delays in our services and operations, as well as loss, misuse, or theft of data. Any such events could harm our business, be expensive to remedy, and damage our reputation or brand. Computer malware, viruses, computer hacking, and phishing attacks against online networking platforms have become more prevalent and have affected us in the past and may occur on systems we use in the future. We believe that the incidence of hacking among students may increase our risk of being a target for such attacks. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures.

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

As part of our regular cybersecurity efforts, including enhancements to these efforts made following our discovery of these prior events, we have implemented physical, technical, and administrative safeguards designed to help protect our systems.  However, these safeguards may not be as effective as intended, and may not prevent future cybersecurity breaches. Efforts to prevent hackers from entering our computer systems are expensive to implement, may limit the functionality of our services, and we may need to expend significant additional resources to further enhance our safeguards and protection against security breaches or to redress problems caused by breaches and such efforts may not be fully effective. Additionally, our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or systems we use. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure, or the actual or perceived loss or unauthorized disclosure or use of the data we collect and develop may lead our users to lose trust and confidence in us or otherwise harm our reputation, brand, and our ability to attract students to our website or may lead them to decrease the use of our services or applications or stop using our services in their entirety. Any significant disruption to our website or computer systems we use could result in a loss of students or advertisers and, particularly if disruptions occur during the peak periods at the beginning of each academic term, could adversely affect our business and results of operations.

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

Our reputation and relationships with students, tutors, and educators would be harmed if our users’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding students, tutors, and educators, who use our platform through our Thinkful service, including names and, in many cases, mailing addresses, and, in the case of tutors and educators, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected. For instance, the 2018 Data Incident and the Thinkful Data Incident may cause, or may have caused, us reputational harm with our user’ that may adversely affect our business. The breach of a third party’s website, resulting in theft of user names and passwords, could result in the fraudulent use of that user login information on our platform.

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

Our products and services compete for students and we expect such competition to increase. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, and Bartleby. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services such as
Grammarly. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math Solver, we face competition from other equation solver services such as Mathway and Symbolab. For Thinkful, we face competition from other online learning platforms and online “bootcamp” courses such as General Assembly, Galvanize, Flatiron School, and Lambda School. Additionally, the market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

As a result of this seasonality, which corresponds to the academic calendar, our revenues may fluctuate significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our net revenues and operating results are not likely to be meaningful. In addition, should the current COVID-19 pandemic continue to worsen and colleges are unable to withstand a prolonged shutdown, we may experience a shift or reduction in enrollments that could impact the seasonality of our business and further make our results of operations difficult to predict.

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

Beginning this year, as a result of our ownership of print textbooks in conjunction with the transition to FedEx for print textbook logistics and warehousing, Required Materials will also include revenues from print textbooks that we will own, which will be recognized as the total transaction amount ratably over the term of a rental period, which is generally two to five months. Revenues from Chegg Services, print textbooks that we own, and eTextbooks are primarily recognized ratably over the term a student subscribes to our Chegg Services, rents a print textbook or has access to an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year.

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

Our business strategy includes increasing our revenues from brand advertising. Brands may view our learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Additionally, if platforms such as Google Chrome, Safari, or Firefox, take actions which limit our access to or understanding of advertising and marketing audiences, such actions could reduce our advertising rates and ultimately reduce our revenues from brand advertising. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

•	integrate with third-party programmatic advertising platforms;

•	reduce the exposure of actions taken by platforms to limit our access to advertising audiences;

•	compete for advertising and marketing dollars from brands, online marketing, and media companies and advertisers;

•	penetrate the market for student-focused advertising;

•	develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, Internet, mobile applications, and other connected devices;

•	improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;

•	retain, grow, and engage our student user base;

•	strengthen our brand and increase our presence in media reports and with publicity companies that utilize online platforms for advertising and marketing purposes;

•	create new products that sustain or increase the value of our advertising and marketing services and other commercial content;

•	manage changes in the way online advertising and marketing services are priced;

•	weather the impact of macroeconomic conditions, including reduced spending as a result of the COVID-19 pandemic, and conditions in the advertising industry and higher education in general; and

•	manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation.

Our core value of putting students first may conflict with the short-term interests of our business.

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our results of operations in the short term. For example, we offer free services to students that require investment by us, such as our Internships service, in order to promote a more comprehensive solution. We launched Chegg.org in 2019, which is the umbrella brand for our impact, advocacy, outreach, and research efforts regarding issues facing the modern student. We also developed the Chegg for Good program to connect students and employees with partners to engage them in causes related to education and the environment. Our philosophy of putting students first may cause us to make decisions that could negatively impact our relationships with publishers, colleges, and brands, whose interests may not always be aligned with ours or those of our students, particularly during times of economic distress, such as the COVID-19 pandemic. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business, and results of operations could be harmed.

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

Our ability to deliver course content to students enrolled in Thinkful skills programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Thinkful's efforts to obtain necessary approvals and licenses began prior to our acquisition of Thinkful and has continued following the acquisition. We monitor changes to the state regulatory requirements applicable to our Thinkful business, and to all of Chegg's business activities; however, any failure to obtain the appropriate licenses or address evolving state requirements may result in governmental or regulatory proceedings or actions by private litigants which could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include obtaining government licenses, disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibits the preparation or sale of material which should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly, particularly because high school students who use our Chegg Writing, Chegg Tutors, and Chegg Prep services, may be under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service or our Chegg Prep service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of March 31, 2020, we had 30 issued patents and 11 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials, and website content that we develop. We own 34 U.S. trademark registrations and 26 foreign registrations. As of March 31, 2020, we owned over 700 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content, and our services.

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

In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have in the past and may continue to receive communications alleging that physical textbooks sold or rented by us are counterfeit. For example, in 2016 we formally began cooperating, and continue to cooperate, with a group of publishers in a series of audits which identified several thousand potentially fraudulent textbooks which we removed from our inventory. While our fulfillment partners have systems for inspecting the physical textbooks in our catalog of books, many of the books sold or rented to students are shipped directly from our suppliers, and, despite this inspection, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of books we offer and may be, without our knowledge that they are unauthorized or counterfeit, subsequently sold or rented by us to students, and we may be subject to allegations of civil or criminal liability. We may implement additional measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation and financial condition.

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

Our business is dependent on, among other factors, general economic conditions, which affect student spending and brand advertising. While the U.S. economy has recovered since the “Great Recession,” state and federal funding levels at colleges across the United States remain below historic levels, which has led to increased tuition and decreased amounts of financial aid offered to students. Further, the current COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. To the extent that these trends continue or the economy stagnates or worsens, students may reduce the amount they spend on textbooks and other educational content, which could have a serious adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our products and services is likely to decrease, which could adversely affect our results of operations and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Germany, Israel, and India and we indirectly contract with individuals in the Ukraine. Additionally, we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 10% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks, and may increase the risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•	compliance with applicable foreign laws and regulations;

•	protecting and enforcing intellectual property rights abroad;

•	compliance with anti-bribery laws including, without limitation, the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	additional taxation of international costs and intercompany payments to our international subsidiaries associated with the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act);

•	additional value added taxes on digital products that are purchased from our website by international customers;

•	political and economic instability;

•	effects of the COVID-19 pandemic that may be more concentrated where we operate internationally; and

•	higher costs of doing business internationally.

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

Our operations are susceptible to earthquakes, floods, rolling blackouts and other types of power loss, and public health crises, including the current COVID-19 pandemic. If these or other natural or man-made disasters were to occur, our business and results of operations would be adversely affected.

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts, or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, public health crises, including the current COVID-19 pandemic, inclement weather, shelving accidents, or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or textbook library, or our distribution partners’ ability to fulfill orders for print textbook rentals and sales, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

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

The 2017 Tax Act changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. The 2017 Tax Act lowered the corporate tax rate from 35% to 21% effective for our 2018 financial year. For net operating loss carryforwards generated in years prior to 2018, there is no annual limitation on the utilization and the carryforward period remains at 20 years; net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire. However, the Coronavirus Aid, Relief, and Economic Security (CARES) Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carried forward from 2018 or later to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, net operating loss arising in 2018, 2019 and 2020 can be carried back 5 years.

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

U.S. federal income tax reform and new tax laws could adversely affect us.

The 2017 Tax Act, among other things, included changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, executive compensation, other expenses, and future net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States.

Under the 2017 Tax Act, a corporation’s interest expense generally is limited to the business interest income of the corporation and 30% of the corporation’s “adjusted taxable income.” Adjusted taxable income is defined generally as taxable income with certain add-backs, including in years before 2022, any deductions allowable for depreciation and amortization. Interest expense in excess of the above limitation is not deductible by the corporation but carries forward indefinitely. However, the CARES Act modifies the adjusted taxable income, lifting it from 30% to 50%, for tax years beginning in 2019 and 2020. Depending on our future results, it is possible that our deductions for interest expense arising from the notes and the related capped call transactions could be limited, in which case our after-tax cost of borrowing could increase.

Our effective tax rate may fluctuate as a result of new tax U.S. and worldwide laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of new tax laws. The new tax laws will have a meaningful impact on our provision for income taxes once we release our valuation allowance. Due to the complexities involved in applying the provisions of new tax legislation, we may make reasonable estimates of the effects in our financial statements. As we collect and prepare necessary data and interpret the new tax legislation, we may make adjustments that could affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. The 2020 Finance Bill was passed by the Parliament of India as Financial Act with amendments. The 2020 Finance Bill replaced the Dividend Distribution Tax on our distributing India entity with the withholding tax imposed on the U.S. recipient shareholders. As a result of the 2020 Finance Bill, we released $0.3 million of our withholding tax deferred tax liability related to deemed distributions from our entity in India.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $45.77 through March 31, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the current COVID-19 pandemic and any associated economic downturn;

•	actual or anticipated fluctuations in our financial condition and results of operations, including as a result of the seasonality in our business;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	Consultancy Service Agreement by and between Chegg, Inc. and Jenny Brandemuehl, dated January 13, 2020	8-K	001-36180	1/13/20	99.01
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

CHEGG, INC.
May 4, 2020	By:	/S/ ANDREW BROWN
Andrew Brown
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)