Form 10-Q
period 2020-06-30
CHEGG, INC
filed 2020-08-03
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

•Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
•Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
•Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of July 31, 2020, the Registrant had 124,314,241 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, Thinkful, and the Chegg “C” logo, are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$285,064	$387,520
Short-term investments	417,530	381,074
Accounts receivable, net of allowance of $134 and $56 at June 30, 2020 and December 31, 2019, respectively	8,834	11,529
Prepaid expenses	16,060	10,538
Other current assets	14,650	16,606
Total current assets	742,138	807,267
Long-term investments	280,492	310,483
Textbook library, net	27,129	—
Property and equipment, net	105,640	87,359
Goodwill	284,682	214,513
Intangible assets, net	59,522	34,667
Right of use assets	15,207	15,931
Other assets	25,068	18,778
Total assets	$1,539,878	$1,488,998
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,421	$7,362
Deferred revenue	28,320	18,780
Current operating lease liabilities	5,685	5,283
Accrued liabilities	50,067	39,964
Total current liabilities	90,493	71,389
Long-term liabilities
Convertible senior notes, net	926,193	900,303
Long-term operating lease liabilities	12,947	14,513
Other long-term liabilities	11,867	3,964
Total long-term liabilities	951,007	918,780
Total liabilities	1,041,500	990,169
Commitments and contingencies
Stockholders' equity:
Preferred stock, 0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, 0.001 par value 400,000,000 shares authorized; 124,122,675 and 121,583,501 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	124	122
Additional paid-in capital	907,908	916,095
Accumulated other comprehensive income (loss)	1,850	(1,096)
Accumulated deficit	(411,504)	(416,292)
Total stockholders' equity	498,378	498,829
Total liabilities and stockholders' equity	$1,539,878	$1,488,998
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$153,009	$93,862	$284,599	$191,271
Cost of revenues	43,524	20,518	85,914	43,853
Gross profit	109,485	73,344	198,685	147,418
Operating expenses:
Research and development	40,374	32,065	79,915	64,757
Sales and marketing	15,758	11,795	35,996	30,512
General and administrative	31,292	22,622	57,437	46,292
Restructuring charges	—	47	—	69
Total operating expenses	87,424	66,529	173,348	141,630
Income from operations	22,061	6,815	25,337	5,788
Interest expense, net and other income, net:
Interest expense, net	(13,425)	(13,514)	(26,852)	(17,746)
Other income, net	3,240	5,253	8,200	6,820
Total interest expense, net and other income, net	(10,185)	(8,261)	(18,652)	(10,926)
Income (loss) before provision for income taxes	11,876	(1,446)	6,685	(5,138)
Provision for income taxes	1,287	583	1,809	1,209
Net income (loss)	$10,589	$(2,029)	$4,876	$(6,347)
Net income (loss) per share:
Basic	$0.09	$(0.02)	$0.04	$(0.05)
Diluted	$0.08	$(0.02)	$0.04	$(0.05)
Weighted average shares used to compute net income (loss) per share:
Basic	123,842	118,790	123,135	117,766
Diluted	133,851	118,790	132,674	117,766
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$10,589	$(2,029)	$4,876	$(6,347)
Other comprehensive income:
Change in net unrealized gain on available for sale investments, net of tax	6,831	333	3,564	452
Change in foreign currency translation adjustments, net of tax	381	(51)	(618)	(51)
Other comprehensive income	7,212	282	2,946	401
Total comprehensive income (loss)	$17,801	$(1,747)	$7,822	$(5,946)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2020	123,543	$124	$890,258	$(5,362)	$(422,093)	$462,927
Issuance of common stock upon exercise of stock options and ESPP	312	—	5,372	—	—	5,372
Net issuance of common stock for settlement of RSUs	268	—	(7,268)	—	—	(7,268)
Share-based compensation expense	—	—	19,546	—	—	19,546
Other comprehensive income	—	—	—	7,212	—	7,212
Net income	—	—	—	—	10,589	10,589
Balances at June 30, 2020	124,123	$124	$907,908	$1,850	$(411,504)	$498,378

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2019	118,197	$118	$839,924	$(900)	$(411,005)	$428,137
Equity component of convertible senior notes, net of issuance costs	—	—	25,860	—	—	25,860
Purchase of convertible senior notes capped call	—	—	(12,150)	—	—	(12,150)
Issuance of common stock upon exercise of stock options and ESPP	845	1	10,225	—	—	10,226
Net issuance of common stock for settlement of RSUs	294	—	(6,207)	—	—	(6,207)
Share-based compensation expense	—	—	15,452	—	—	15,452
Other comprehensive income	—	—	—	282	—	282
Net loss	—	—	—	—	(2,029)	(2,029)
Balances at June 30, 2019	119,336	$119	$873,104	$(618)	$(413,034)	$459,571

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Issuance of common stock upon exercise of stock options and ESPP	672	—	8,037	—	—	8,037
Net issuance of common stock for settlement of RSUs	1,867	2	(54,104)	—	—	(54,102)
Share-based compensation expense	—	—	37,880	—	—	37,880
Other comprehensive income	—	—	—	2,946	—	2,946
Net income	—	—	—	—	4,876	4,876
Balances at June 30, 2020	124,123	$124	$907,908	$1,850	$(411,504)	$498,378

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	1,554	2	16,044	—	—	16,046
Net issuance of common stock for settlement of RSUs	2,745	2	(82,251)	—	—	(82,249)
Issuance of common stock in connection with prior acquisition	41	—	1,160	—	—	1,160
Share-based compensation expense	—	—	30,490	—	—	30,490
Other comprehensive income	—	—	—	401	—	401
Net loss	—	—	—	—	(6,347)	(6,347)
Balances at June 30, 2019	119,336	$119	$873,104	$(618)	$(413,034)	$459,571
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$4,876	$(6,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Print textbook depreciation expense	7,062	—
Other depreciation and amortization expense	19,834	13,934
Share-based compensation expense	37,880	30,490
Amortization of debt discount and issuance costs	25,892	17,025
Loss from write-off of property and equipment	851	—
Gain on textbook library, net	(1,371)	—
Deferred income taxes	(238)	39
Operating lease expense, net of accretion	2,185	2,168
Other non-cash items	(189)	(115)
Change in assets and liabilities:
Accounts receivable	3,961	6,944
Prepaid expenses and other current assets	(1,812)	(12,942)
Other assets	(712)	2,334
Accounts payable	(574)	(5,417)
Deferred revenue	8,117	1,403
Accrued liabilities	17,389	2,397
Other liabilities	(946)	(4,067)
Net cash provided by operating activities	122,205	47,846
Cash flows from investing activities
Purchases of property and equipment	(43,111)	(23,491)
Purchases of textbooks	(38,668)	—
Proceeds from disposition of textbooks	3,415	—
Purchases of investments	(277,033)	(527,363)
Maturities of investments	271,711	86,105
Purchase of strategic equity investment	(2,000)	—
Acquisition of business, net of cash acquired	(92,796)	—
Net cash used in investing activities	(178,482)	(464,749)
Cash flows from financing activities
Common stock issued under stock plans, net	8,039	17,208
Payment of taxes related to the net share settlement of equity awards	(54,104)	(82,251)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	780,180
Purchase of convertible senior notes capped call	—	(97,200)
Repurchase of common stock	—	(20,000)
Net cash (used in) provided by financing activities	(46,065)	597,937
Net (decrease) increase in cash, cash equivalents and restricted cash	(102,342)	181,034
Cash, cash equivalents and restricted cash, beginning of period	389,432	375,945
Cash, cash equivalents and restricted cash, end of period	$287,090	$556,979

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow data:
Cash paid during the period for:
Interest	$931	$431
Income taxes	$1,247	$912
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,350	$2,325
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,713	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$754	$5,170
Accrued escrow related to acquisition	$7,451	$—

	June 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$285,064	$555,792
Restricted cash included in other current assets	308	121
Restricted cash included in other assets	1,718	1,066
Total cash, cash equivalents and restricted cash	$287,090	$556,979
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholder's equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2020, our results of operations, results of comprehensive income (loss), and stockholder's equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. Our results of operations, results of comprehensive income (loss), stockholder's equity, and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Investments

We hold investments in commercial paper, corporate debt securities, U.S. treasury securities, and agency bonds. We classify our investments as available-for-sale based on the nature of each security that are either short or long-term based on the remaining contractual maturity of the investment. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses unrelated to credit loss factors, net of taxes, included in other comprehensive income in our condensed consolidated statements of stockholders’ equity. Beginning in 2020, unrealized losses related to credit loss factors are now recorded through an allowance for credit losses in other income, net in our condensed consolidated statements of operations, rather than as a reduction to the amortized cost basis in other comprehensive income, when a decline in fair value has resulted from a credit loss. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other income, net in our condensed consolidated statements of operations.

Textbook Library

Beginning in January 2020, we began our transition back to print textbook ownership by purchasing print textbooks to establish our textbook library. We consider our print textbook library to be a long-term productive asset and, as such, classify it as a non-current asset in our condensed consolidated balance sheets. All print textbooks in our textbook library are stated at cost, which includes the purchase price less accumulated depreciation. We write down textbooks on a book-by-book basis for lost, damaged, or excess print textbooks.

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
Write-downs for print textbooks, print textbook depreciation expense, the gain or loss on print textbooks liquidated, and the net book value of print textbooks purchased by students at the end of the term are recorded in cost of revenues in our condensed consolidated statements of operations and classified as adjustments to cash flows from operating activities. Cash outflows for the acquisition of print textbooks net of changes in related accounts payable and accrued liabilities, and cash inflows received from the proceeds from the disposition of print textbooks net of changes in related accounts receivable, are classified as cash flows from investing activities in our condensed consolidated statements of cash flows.

As of June 30, 2020, our net print textbook library of $27.1 million consisted of gross print textbook library of approximately $33.7 million net of accumulated depreciation and write-downs of approximately $6.4 million and $0.1 million, respectively.

During the three and six months ended June 30, 2020, print textbook depreciation expense was approximately $3.6 million and $7.1 million, respectively, and our net gain on textbook library was approximately $0.2 million and $1.4 million, respectively.

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

We generate revenues from our Chegg Services product line which primarily includes Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, Thinkful, and Mathway. Revenues from Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, and Mathway are primarily recognized ratably over the respective weekly or monthly subscription period. Revenues from Thinkful, our skills-based learning platform, are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course.

        Revenues from our Required Materials product line includes revenues from print textbooks that we own or that are owned by a partner as well as revenues from eTextbooks. Beginning in 2020, our Required Materials product line includes operating leases with students for the rental of print textbooks that we own. Operating lease income is recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term which is generally a two- to five-month lease period. Students generally have the option to extend the term of their rental or purchase the print textbook at the end of the term otherwise the print textbook is returned to our print textbook library for future rental. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred. Revenues from eTextbooks are recognized ratably over the contractual period, generally a two- to five-month period.

Some of our customer arrangements include multiple performance obligations. We have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer, and our promise to transfer the service is separately identifiable from other promises in the contract. For these arrangements that contain multiple performance obligations, we allocate the transaction price based on the relative standalone selling price (SSP) method by comparing the SSP of each distinct performance obligation to the total value of the contract. We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions, and information about the customer. Additionally, we limit the amount of revenues recognized for delivered promises to the amount that is not contingent on future delivery of services or other future performance obligations.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. In relation to print textbooks owned by a partner, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn. We have concluded that we control our Chegg Service, print textbooks that we own, and eTextbook service and therefore we recognize revenues and cost of revenues on a gross basis.

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

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop, licenses from publishers for which we pay one-time license fees, or acquire through acquisitions, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term, print textbook depreciation expense, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing products or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, share-based compensation expense including estimated forfeitures, accounting for income taxes, textbook library, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, the valuation of our convertible senior notes, internal-use software and website development costs, operating lease right of use (ROU) assets, and operating lease liabilities. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 key changes include hybrid tax regimes, intraperiod tax allocation exception, and interim-period accounting for enacted changes in tax law. We early adopted ASU 2019-12 during the second quarter of 2020 under the prospective method of adoption. As a result of adoption, there was no modification required to the first quarter of 2020 results of operations as previously presented.

The FASB issued four ASUs related to Accounting Standards Codification (ASC) 326, Financial Instruments - Credit Losses. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted ASC 326, which replaces the existing incurred loss impairment model for financial assets, including trade receivables, with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. Additionally, the concept of other-than-temporary impairment for available-for-sale investments is eliminated and instead requires us to focus on determining whether any unrealized loss is a result of a credit loss or other factors. We adopted ASC 326 under the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after adoption are presented under ASC 326 while we have not changed previously disclosed amounts or provided additional disclosures for comparative periods. We recorded an immaterial cumulative-effect adjustment to trade receivables to the opening balance of accumulated deficit in our condensed consolidated balance sheet. We adopted ASC 326 under the prospective transition approach for available-for-sale investments which resulted in no change to amortized cost basis before and after adoption. Credit losses related to available-for-sale investments will now be recorded through an allowance for credit losses with immediate recognition to our condensed consolidated statement of operations rather than as a reduction to the amortized cost basis and recognition to our condensed consolidated statements of comprehensive income (loss). See above within Note 1, “Background and Basis of Presentation”, for updates to our significant accounting policies impacted by our adoption of ASC 326 as well as Note 4, “Cash and Cash Equivalents, and Investments” for more information.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Chegg Services	$126,004	$80,307	$45,697	57%
Required Materials	27,005	13,555	13,450	99
Total net revenues	$153,009	$93,862	$59,147	63

	Six Months Ended June 30,		Change
	2020	2019	$	%
Chegg Services	$226,363	$155,599	$70,764	45%
Required Materials	58,236	35,672	22,564	63
Total net revenues	$284,599	$191,271	$93,328	49

During the three and six months ended June 30, 2020, we recognized $33.4 million and $17.8 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and six months ended June 30, 2019, we recognized $19.9 million and $13.6 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and six months ended June 30, 2020, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. During the three and six months ended June 30, 2019, we recognized $0.7 million of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. During the three and six months ended June 30, 2020, we recognized $11.1 million and $23.4 million, respectively, of operating lease income from print textbook rentals that we own. The aggregate amount of unsatisfied performance obligations is approximately $28.3 million as of June 30, 2020, which are expected to be recognized as revenues over the next year.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

			Change
	June 30, 2020	December 31, 2019	$	%
Accounts receivable, net	$8,834	$11,529	$(2,695)	(23)%
Deferred revenue	28,320	18,780	9,540	51
Contract assets	4,742	3,531	1,211	34

During the six months ended June 30, 2020, our accounts receivable, net balance decreased by $2.7 million, or 23%, primarily due to timing of billings and seasonality of our business. During the six months ended June 30, 2020, our deferred revenue balance increased by $9.5 million, or 51%, primarily due to increased bookings driven by the seasonality of our business as well as from print textbooks that we own that are recognized ratably rather than immediately. During the six months ended June 30, 2020, our contract assets balance increased by $1.2 million, or 34%, primarily due to payment arrangements for Thinkful.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and shares related to convertible senior notes, to the extent dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$10,589	$(2,029)	$4,876	$(6,347)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	123,842	118,790	123,135	117,766
Options to purchase common stock	958	—	1,013	—
RSUs and PSUs	2,707	—	3,175	—
Shares related to convertible senior notes	6,344	—	5,351	—
Weighted average shares used to compute net income (loss) per share, diluted	133,851	118,790	132,674	117,766

Net income (loss) per share, basic	$0.09	$(0.02)	$0.04	$(0.05)
Net income (loss) per share, diluted	$0.08	$(0.02)	$0.04	$(0.05)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	—	2,753	—	3,006
RSUs and PSUs	103	3,787	52	5,394
Shares related to convertible senior notes	—	3,646	—	3,494
Employee stock purchase plan	10	—	10	—
Total common stock equivalents	113	10,186	62	11,894

Shares related to convertible senior notes represents the dilutive and anti-dilutive impact of our issuance of $345 million in aggregate principal amount of our 2023 notes as the average price of our common stock was higher than the conversion price of $26.95 and the conditions for conversion had been met. These shares were dilutive during the three and six months ended June 30, 2020 as we were in a net income position and anti-dilutive during the three and six months ended June 30, 2019 as we were in a net loss position. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes up to $40.68, as exercise of the capped call instruments will reduce dilution from the 2023 notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our issuance of $800 million in aggregate principal amount of our 2025 notes were dilutive or anti-dilutive during the three and six months ended June 30, 2020 and 2019 as a result of the conditions for conversion not being met. For further information on the notes see Note 8, “Convertible Senior Notes.”

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss, and fair value as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$17,660	$—	$—	$17,660
U.S. treasury securities	117,402	—	—	117,402
Money market funds	150,002	—	—	150,002
Total cash and cash equivalents	$285,064	$—	$—	$285,064
Short-term investments:
Corporate securities	$399,894	$2,581	$(41)	$402,434
U.S. treasury securities	15,042	54	—	15,096
Total short-term investments	$414,936	$2,635	$(41)	$417,530
Long-term investments:
Corporate securities	$218,099	$1,851	$(214)	$219,736
Agency bonds	60,752	9	(5)	60,756
Total long-term investments	$278,851	$1,860	$(219)	$280,492

	December 31, 2019
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$241,355	$—	$—	$241,355
Money market funds	146,165	—	—	146,165
Total cash and cash equivalents	$387,520	$—	$—	$387,520
Short-term investments:
Commercial paper	$7,489	$—	$—	$7,489
Corporate securities	318,946	425	(78)	319,293
U.S. treasury securities	44,251	39	(4)	44,286
Agency bonds	10,000	6	—	10,006
Total short-term investments	$380,686	$470	$(82)	$381,074
Long-term investments:
Corporate securities	$295,103	$533	$(158)	$295,478
Agency bonds	14,999	6	—	15,005
Total long-term investments	$310,102	$539	$(158)	$310,483

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2020 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$532,338	$534,932
Due in 1-2 years	278,851	280,492
Investments not due at a single maturity date	150,002	150,002
Total	$961,191	$965,426

Investments not due at a single maturity date in the preceding table consisted of money market funds.

As of June 30, 2020, we did not consider the declines in market value of our investment portfolio to be driven by credit related factors. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We typically invest in highly-rated securities with a minimum credit rating of A-, a weighted average maturity of 9 months, and our investment policy limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. During the three and six months ended June 30, 2020, we did not recognize any losses on our investments due to credit related factors. During the three and six months ended June 30, 2019, we did not recognize any impairment charges.

Restricted Cash

As of June 30, 2020 and December 31, 2019, we had approximately $2.0 million and $1.9 million, respectively, of restricted cash that primarily consists of security deposits for our corporate offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based upon the term of the remaining restrictions.

Strategic Investments

In March 2020, we completed an investment of $2.0 million in TAPD, Inc., also known as Frank, a U.S.-based service that helps students access financial aid. In October 2018, we completed an investment of $10.0 million in WayUp, Inc., a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. We did not record any impairment charges on our strategic investments during the three and six months ended June 30, 2020 and 2019, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the three and six months ended June 30, 2020 and 2019.

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

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
U.S. treasury securities	$117,402	$117,402	$—
Money market funds	150,002	150,002	—
Short-term investments:
Corporate securities	402,434	—	402,434
U.S. treasury securities	15,096	15,096	—
Long-term investments:
Corporate securities	219,736	—	219,736
Agency bonds	60,756	—	60,756
Total assets measured and recorded at fair value	$965,426	$282,500	$682,926

	December 31, 2019
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$146,165	$146,165	$—
Short-term investments:
Commercial paper	7,489	—	7,489
Corporate securities	319,293	—	319,293
U.S. treasury securities	44,286	44,286	—
Agency bonds	10,006	—	10,006
Long-term investments:
Corporate securities	295,478	—	295,478
Agency bonds	15,005	—	15,005
Total assets measured and recorded at fair value	$837,722	$190,451	$647,271

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 8, “Convertible Senior Notes.”

The carrying amounts and estimated fair values of the notes as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 notes	$621,508	$1,135,320	$602,611	$831,000
2023 notes	304,685	862,840	297,692	523,538
Convertible senior notes, net	$926,193	$1,998,160	$900,303	$1,354,538

The carrying amount of the 2025 notes and 2023 notes as of June 30, 2020 was net of unamortized debt discount of $167.0 million and $36.0 million, respectively, and unamortized issuance costs of $11.5 million and $4.3 million, respectively. The carrying amount of the 2025 notes and 2023 notes as of December 31, 2019 was net of unamortized debt discount of $184.7 million and $42.3 million, respectively, and unamortized issuance costs of $12.7 million and $5.0 million, respectively.

Note 6. Acquisitions

On June 4, 2020, we completed our acquisition of Mathway, LLC (Mathway), an online, on-demand math problem solving company that provides a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra, and related disciplines. This acquisition helps to strengthen our existing Chegg Math Solver service with the addition of new subjects, languages, and international reach. The total fair value of the purchase consideration was $101.0 million, of which $93.5 million was paid in cash on the acquisition date and $7.5 million, included within other long-term liabilities, was held in escrow as security for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released 15 months after the acquisition date.

The Mathway purchase agreement provides for additional payments of up to $15.0 million subject to the achievement of specified milestones and continued employment of the sellers. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs classified as research and development and general and administrative expenses, based on the seller's job function, on our condensed consolidated statement of operations. We have recorded approximately $0.4 million as of June 30, 2020, included within accrued liabilities on our condensed consolidated balance sheet for these payments.

The following table presents the preliminary total allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

Mathway
Cash	$712
Accounts receivable	1,132
Other acquired assets	779
Acquired intangible assets	30,320
Total identifiable assets acquired	32,943
Deferred revenue	(1,423)
Liabilities assumed	(727)
Net identifiable assets acquired	30,793
Goodwill	70,167
Total fair value of purchase consideration	$100,960

Goodwill is primarily attributable to the potential for enhancing our existing offerings and expanding our reach by providing additional mathematics support for students and helping them through their academic journey. The amounts recorded for intangible assets and goodwill are deductible for tax purposes.

The following table presents the details of the allocation of purchase consideration to the acquired intangible assets (in thousands, except weighted-average amortization period):

	Mathway
	Amount	Weighted-Average Amortization Period (in months)
Domain names	$220	18
Trade name	520	18
Customer lists	6,220	48
Developed technology	23,360	84
Total acquired intangible assets	$30,320	75

During the three months ended June 30, 2020, we incurred $3.1 million of acquisition-related expenses associated with our acquisition of Mathway, which have been included in general and administrative expense on our condensed consolidated statement of operations. We have recorded immaterial amounts of revenue and earnings from Mathway since the acquisition date.

The following unaudited supplemental pro forma net income (loss) is for informational purposes only and presents our combined results as if the acquisition of Mathway had occurred on January 1, 2019. The unaudited supplemental pro forma information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results. During the three and six months ended June 30, 2020, our supplemental pro forma net income would have been $12.7 million and $4.8 million, respectively. During the three and six months ended June 30, 2019, our supplemental pro forma net loss would have been $12.6 million and $19.2 million, respectively. Revenues from Mathway were immaterial during the three and six months ended June 30, 2020 and 2019 and therefore we have not presented pro forma revenues.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Beginning balance	$214,513	$149,524
Additions due to acquisitions	70,167	65,181
Foreign currency translation adjustment	2	(192)
Ending balance	$284,682	$214,513

Intangible assets consist of the following (in thousands, except weighted-average amortization period):

	June 30, 2020
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	72	$66,628	$(22,147)	$44,481
Customer lists	47	16,190	(9,000)	7,190
Trade and domain names	44	11,613	(7,046)	4,567
Non-compete agreements	31	2,018	(1,938)	80
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(396)	—	(396)
Total intangible assets	64	$99,653	$(40,131)	$59,522

	December 31, 2019
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	66	$43,268	$(18,395)	$24,873
Customer lists	47	9,970	(8,210)	1,760
Trade and domain names	46	10,873	(6,169)	4,704
Non-compete agreements	31	2,018	(1,890)	128
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(398)	—	(398)
Total intangible assets	58	$69,331	$(34,664)	$34,667

During the three and six months ended June 30, 2020, amortization expense related to our finite-lived intangible assets totaled approximately $3.0 million and $5.5 million, respectively. During the three and six months ended June 30, 2019, amortization expense related to our finite-lived intangible assets totaled approximately $1.7 million and $3.5 million, respectively.

As of June 30, 2020, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2020	$7,331
2021	13,691
2022	12,000
2023	8,760
2024	5,707
Thereafter	8,433
Total	$55,922

Note 8. Convertible Senior Notes

In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. Collectively, the 2025 notes and 2023 notes are referred to as the “notes.” The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Concurrently with the offering of the 2025 notes and 2023 notes, we used $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions.

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

Prior to the close of business on the business day immediately preceding December 15, 2024 for the 2025 notes and February 15, 2023 for the 2023 notes, the notes are convertible at the option of holders only upon satisfaction of the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 for the 2025 notes and June 30, 2018 for the 2023 notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the respective conversion price for the notes on each applicable trading day;
•during the five-business day period after any 10 consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•if we call any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events described in the indentures.

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

The conditions allowing holders of the 2025 notes to convert were not met and therefore the 2025 notes are not convertible. The first circumstance allowing holders of the 2023 notes to convert was met during the three months ended June 30, 2020, March 31, 2020, December 31, 2019, June 30, 2019, and March 31, 2019. Therefore, the 2023 notes were and are convertible starting April 1, 2019 through September 30, 2019 and from January 1, 2020 through September 30, 2020. During the three and six months ended June 30, 2020, we received immaterial requests for conversion of the 2023 notes which we either settled in cash during the three months ended June 30, 2020 or expect to settle in cash during the three months ended September 30, 2020.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	June 30, 2020		December 31, 2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$800,000	$344,998	$800,000	$345,000
Unamortized debt discount	(167,016)	(36,029)	(184,698)	(42,280)
Unamortized issuance costs	(11,476)	(4,284)	(12,691)	(5,028)
Net carrying amount (liability)	$621,508	$304,685	$602,611	$297,692

The net carrying amount of the equity component of the notes is as follows (in thousands):

	June 30, 2020		December 31, 2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Debt discount for conversion option	$212,000	$64,192	$212,000	$64,193
Issuance costs	(5,253)	(1,749)	(5,253)	(1,749)
Net carrying amount (equity)	$206,747	$62,443	$206,747	$62,444

As of June 30, 2020, the remaining lives of the 2025 notes and 2023 notes are approximately 4.7 years and 2.9 years, respectively. Based on the closing price of our common stock of $67.26 on June 30, 2020, the if-converted value of the 2025 notes was approximately $1,043.6 million which exceeds the principal amount of $800 million by approximately $243.6 million and the if-converted value of the 2023 notes was approximately $861.0 million which exceeds the principal amount of $345 million by approximately $516.0 million.

The effective interest rates of the liability components for the 2025 notes and 2023 notes are 5.40% and 4.34%, respectively, and each is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,
	2020		2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$249	$215	$251	$215
Amortization of debt discount	8,842	3,126	8,914	3,125
Amortization of issuance costs	607	371	613	368
Total interest expense	$9,698	$3,712	$9,778	$3,708

	Six Months Ended June 30,
	2020		2019
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$498	$430	$265	$428
Amortization of debt discount	17,683	6,251	9,424	6,216
Amortization of issuance costs	1,215	743	648	737
Total interest expense	$19,396	$7,424	$10,337	$7,381

Capped Call Transactions

Concurrently with the offering of the 2025 notes and 2023 notes, we used $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and cover 15,516,480 and 12,801,185 shares of our common stock for the 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Pursuant to the CID, the FTC has requested responses to interrogatories and the production of documents pertaining to data breach incidents and our data security and privacy practices generally. Efforts are currently underway to collect the documents and information requested. We are also in dialogue with the FTC to reach agreement on the order and timing of our responses.

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25,000 in damages as a result of the 2018 Data Incident. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. We dispute that these claimants have a valid basis for seeking arbitration and assert that they have acted in bad faith. We are currently discussing these issues with the arbitrator and with claimants’ counsel.

On March 3, 2020, Ingram Hosting Holdings LLC (IHH) filed a complaint in the U.S. District Court for the Middle District of Tennessee alleging that Chegg breached its various contracts with IHH and other Ingram group entities, seeking damages in the amount of $17 million. An answer was filed on March 31, 2020. Chegg and Ingram have now dismissed the litigation after reaching an amicable settlement of the dispute which includes an immaterial undisclosed payment from Ingram.

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

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2020.

Note 11. Stockholders' Equity

Securities Repurchase Program

In June 2020, our board of directors approved a securities repurchase program pursuant to which we may, from time to time, repurchase up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program will end on December 31, 2021. There were no securities repurchased during the three months ended June 30, 2020.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$213	$74	$382	$199
Research and development	7,620	5,218	14,611	10,135
Sales and marketing	2,436	1,754	4,622	3,562
General and administrative	9,277	8,406	18,265	16,594
Total share-based compensation expense	$19,546	$15,452	$37,880	$30,490

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	6,909,530	$24.04
Granted	2,298,799	41.67
Released	(3,197,978)	17.99
Canceled	(351,049)	30.00
Balance at June 30, 2020	5,659,302	$34.24

As of June 30, 2020, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $130.7 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

Note 12. Income Taxes

We recorded an income tax provision of approximately $1.3 million and $1.8 million during the three and six months ended June 30, 2020, respectively, primarily due to state and foreign income tax expense. We recorded an income tax provision of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively, primarily due to state and foreign income tax expense.

Note 13. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and six months ended June 30, 2020, we purchased $0.4 million and $0.8 million, respectively, and during the three and six months ended June 30, 2019, we purchased $0.4 million and $1.4 million, respectively, of services from Adobe. We had no revenues during the three months ended June 30, 2020 and $0.1 million of revenues during the six months ended June 30, 2020 from Adobe. We had no revenues during the three and six months ended June 30, 2019 from Adobe. We had an immaterial amount and $0.2 million of payables as of June 30, 2020 and December 31, 2019, respectively, to Adobe. We had $0.1 million of outstanding receivables and no outstanding receivables as of June 30, 2020 and December 31, 2019 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and six months ended June 30, 2020, we incurred payment processing fees of $0.5 million and $1.0 million, respectively, and during the three and six months ended June 30, 2019, we incurred payment processing fees of $0.4 million and $0.8 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). We had no purchases of services from Synack during the three months ended June 30, 2020 and 2019. During the six months ended June 30, 2020 and 2019, we purchased $0.1 million and $0.3 million, respectively, of services from Synack.

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

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, Thinkful, and Mathway. Our Chegg Study subscription service provides “Expert Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need help creating citations for their papers, they can use one of our Chegg Writing properties, including EasyBib, Citation Machine, BibMe, and CiteThisForMe. When students need additional help on a subject, they can reach a live tutor online, anytime, anywhere through Chegg Tutors. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator and we expect to incorporate Mathway into Chegg Math Solver. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills. In June 2020, we completed our acquisition of Mathway, an online, on-demand math problem solving company that provides a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra, and related disciplines.

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

During the three and six months ended June 30, 2020, we generated net revenues of $153.0 million and $284.6 million, respectively, and in the same periods had net income of $10.6 million and $4.9 million, respectively. During the three and six months ended June 30, 2019, we generated net revenues of $93.9 million and $191.3 million, respectively, and in the same periods had net losses of $2.0 million and $6.3 million, respectively. During the three months ended June 30, 2020, the COVID-19 pandemic had a positive impact to our business and results of operations as we saw an increase in the acceleration of subscriber growth and engagement with our learning platform. In the near-term, we currently expect it to continue to positively impact our 2020 business and results of operations and have expanded our efforts to meet the increase in demand for our services including, but not limited to, hiring and customer support measures. However, the COVID-19 pandemic subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes, whether they will successfully transition to online education, or how well they will overcome the impacts of the COVID-19 pandemic.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic. These risks and uncertainties are described in greater detail in Part II, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Chegg Services” and “Required Materials.”

Chegg Services

Our Chegg Services product line for students primarily includes Chegg Study, Chegg Writing, Chegg Tutors, Chegg Math Solver, Thinkful, and Mathway. Students typically pay to access Chegg Services on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 82% and 80% of net revenues during the three and six months ended June 30, 2020, respectively, and 86% and 81% of net revenues during the three and six months ended June 30, 2019, respectively.

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

In the aggregate, Required Materials revenues were 18% and 20% of net revenues during the three and six months ended June 30, 2020, respectively, and 14% and 19% of net revenues during the three and six months ended June 30, 2019, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Net revenues	$153,009	100%	$93,862	100%	$284,599	100%	$191,271	100%
Cost of revenues(1)	43,524	28	20,518	22	85,914	30	43,853	23
Gross profit	109,485	72	73,344	78	198,685	70	147,418	77
Operating expenses:
Research and development(1)	40,374	26	32,065	34	79,915	28	64,757	34
Sales and marketing(1)	15,758	10	11,795	13	35,996	13	30,512	16
General and administrative(1)	31,292	21	22,622	24	57,437	20	46,292	24
Restructuring charges	—	—	47	—	—	—	69	—
Total operating expenses	87,424	57	66,529	71	173,348	61	141,630	74
Income from operations	22,061	15	6,815	7	25,337	9	5,788	3
Total interest expense, net and other income, net	(10,185)	(7)	(8,261)	(9)	(18,652)	(7)	(10,926)	(5)
Income (loss) before provision for income taxes	11,876	8	(1,446)	(2)	6,685	2	(5,138)	(2)
Provision for income taxes	1,287	(1)	583	(1)	1,809	(1)	1,209	(1)
Net income (loss)	$10,589	7%	$(2,029)	(3)%	$4,876	1%	$(6,347)	(3)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$213		$74		$382		$199
Research and development	7,620		5,218		14,611		10,135
Sales and marketing	2,436		1,754		4,622		3,562
General and administrative	9,277		8,406		18,265		16,594
Total share-based compensation expense	$19,546		$15,452		$37,880		$30,490

Three and Six Months Ended June 30, 2020 and 2019

Net Revenues

The following tables set forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Chegg Services	$126,004	$80,307	$45,697	57%
Required Materials	27,005	13,555	13,450	99
Total net revenues	$153,009	$93,862	$59,147	63

	Six Months Ended June 30,		Change
	2020	2019	$	%
Chegg Services	$226,363	$155,599	$70,764	45%
Required Materials	58,236	35,672	22,564	63
Total net revenues	$284,599	$191,271	$93,328	49

Chegg Services revenues increased $45.7 million, or 57%, and $70.8 million, or 45%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to a 67% increase in subscriber growth, during the three months ended June 30, 2020 compared to the same period in 2019, driven by subscribers from our recent acquisitions, our efforts to reduce account sharing, increased global penetration, and the widespread transition of remote learning as a result of the COVID-19 pandemic. We currently expect a positive impact to our business and results of operations through the end of 2020 as a result of the aforementioned drivers in subscriber growth. Chegg Services revenues were 82% and 80% of net revenues during the three and six months ended June 30, 2020, respectively, and 86% and 81% of net revenues during the three and six months ended June 30, 2019, respectively. Required Materials revenues increased $13.5 million, or 99%, and $22.6 million, or 63%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to revenues from print textbooks that we own which are recognized as the total transaction amount ratably over the lease term as opposed to a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Required Materials revenues were 18% and 20% of net revenues during the three and six months ended June 30, 2020, respectively, and 14% and 19% of net revenues during the three and six months ended June 30, 2019, respectively.

Cost of Revenues

The following tables set forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Cost of revenues(1)	$43,524	$20,518	$23,006	112%

(1) Includes share-based compensation expense of:	$213	$74	$139	188%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Cost of revenues(1)	$85,914	$43,853	$42,061	96%

(1) Includes share-based compensation expense of:	$382	$199	$183	92%

Cost of revenues increased $23.0 million, or 112%, during the three months ended June 30, 2020, compared to the same period in 2019 primarily due to higher order fulfillment fees of $8.4 million, higher depreciation of print textbooks of $3.5 million, higher amortization of content of $2.1 million, higher employee-related expenses of $2.0 million, higher payment processing fees of $1.6 million, higher customer support fees of $1.5 million, and higher cost of purchased textbooks of

$1.0 million. Gross margins decreased to 72% during the three months ended June 30, 2020, from 78% during the same period in 2019.

Cost of revenues increased $42.1 million, or 96%, during the six months ended June 30, 2020, compared to the same period in 2019 primarily due to higher order fulfillment fees of $22.4 million, higher depreciation of print textbooks of $7.1 million, higher employee-related expenses of $3.6 million, higher amortization of content of $3.9 million, higher payment processing fees of $2.4 million, higher customer support fees of $2.1 million, and higher cost of purchased textbooks of $2.0 million, partially offset by the net gain on textbook library of $1.4 million. Gross margins decreased to 70% during the six months ended June 30, 2020, from 77% during the same period in 2019.

Operating Expenses
The following tables set forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Research and development(1)	$40,374	$32,065	$8,309	26%
Sales and marketing(1)	15,758	11,795	3,963	34
General and administrative(1)	31,292	22,622	8,670	38
Restructuring charges	—	47	(47)	n/m
Total operating expenses	$87,424	$66,529	$20,895	31%

(1) Includes share-based compensation expense of:
Research and development	$7,620	$5,218	$2,402	46%
Sales and marketing	2,436	1,754	682	39
General and administrative	9,277	8,406	871	10
Share-based compensation expense	$19,333	$15,378	$3,955	26%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Research and development(1)	$79,915	$64,757	$15,158	23%
Sales and marketing(1)	35,996	30,512	5,484	18
General and administrative(1)	57,437	46,292	11,145	24
Restructuring charges	—	69	(69)	n/m
Total operating expenses	$173,348	$141,630	$31,718	22%

(1) Includes share-based compensation expense of:
Research and development	$14,611	$10,135	$4,476	44%
Sales and marketing	4,622	3,562	1,060	30
General and administrative	18,265	16,594	1,671	10
Share-based compensation expense	$37,498	$30,291	$7,207	24%
_______________________________________
n/m - not meaningful

Research and Development

Research and development expense increased $8.3 million, or 26%, during the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in employee-related expenses of $3.4 million largely driven by employees from our acquisition of Thinkful, higher share-based compensation expense of $2.4 million, and higher technology expenses to support our research and development of $3.3 million, compared to the same period in 2019. Research and development expense as a percentage of net revenues were 26% during the three months ended June 30, 2020 compared to 34% during the same period in 2019.

Research and development expense increased $15.2 million, or 23%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in employee-related expenses of $6.9 million largely driven by employees from our acquisition of Thinkful, higher share-based compensation expense of $4.5 million, and higher technology expenses to support our research and development of $4.5 million, compared to the same period in 2019. Research and development expense as a percentage of net revenues were 28% during the six months ended June 30, 2020 compared to 34% during the same period in 2019.

Sales and Marketing

Sales and marketing expense increased by $4.0 million, or 34%, during the three months ended June 30, 2020, compared to the same period in 2019. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense, including our international marketing spend, of $2.3 million, higher share-based compensation expense of $0.7 million, and higher employee-related expenses of $0.6 million, compared to the same period in 2019. Sales and marketing expense as a percentage of net revenues were 10% during the three months ended June 30, 2020 compared to 13% during the same period in 2019.

Sales and marketing expense increased by $5.5 million, or 18%, during the six months ended June 30, 2020, compared to the same period in 2019. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense, including our international marketing spend, of $3.4 million, higher share-based compensation expense of $1.1 million, and higher employee-related expenses of $1.0 million, compared to the same period in 2019. Sales and marketing expense as a percentage of net revenues were 13% during the six months ended June 30, 2020 compared to 16% during the same period in 2019.

General and Administrative

General and administrative expense increased $8.7 million, or 38%, during the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to higher professional fees of $3.5 million largely driven by expenses related to our acquisition of Mathway, higher employee-related expenses of $3.4 million largely driven by employees from our acquisition of Thinkful, and higher share-based compensation expense of $0.9 million, compared to the same period in 2019. General and administrative expense as a percentage of net revenues were 21% during the three months ended June 30, 2020 compared to 24% during the same period in 2019.

General and administrative expense increased $11.1 million, or 24%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to higher professional fees of $3.3 million largely driven by expenses related to our acquisition of Mathway, higher employee-related expenses of $4.9 million largely driven by employees from our acquisition of Thinkful, and higher share-based compensation expense of $1.7 million, compared to the same period in 2019. General and administrative expense as a percentage of net revenues were 20% during the six months ended June 30, 2020 compared to 24% during the same period in 2019.

Interest Expense and Other Income, Net

The following tables set forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Interest expense, net	$(13,425)	$(13,514)	$89	(1)%
Other income, net	3,240	5,253	(2,013)	(38)
Total interest expense, net and other income, net	$(10,185)	$(8,261)	$(1,924)	23

	Six Months Ended June 30,		Change
	2020	2019	$	%
Interest expense, net	$(26,852)	$(17,746)	$(9,106)	n/m
Other income, net	8,200	6,820	1,380	20%
Total interest expense, net and other income, net	$(18,652)	$(10,926)	$(7,726)	71
_______________________________________
n/m - not meaningful

Interest expense, net remained relatively flat during the three months ended June 30, 2020, compared to the same period in 2019. Interest expense, net increased during the six months ended June 30, 2020, compared to the same periods in 2019, as a result of the amortization of debt discount and issuance costs and contractual interest expense related to the 2025 notes.

Other income, net, decreased during the three months ended June 30, 2020, compared to the same period in 2019, as a result of lower interest income earned on our investments due to lower interest rates. Other income, net increased during the six months ended June 30, 2020, compared to the same period in 2019, as a result of additional interest earned on our investments purchased with proceeds from the notes.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Provision for income taxes	$1,287	$583	$704	121%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Provision for income taxes	$1,809	$1,209	$600	50%

We recorded an income tax provision of approximately $1.3 million and $1.8 million during the three and six months ended June 30, 2020, respectively, and an income tax provision of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively. The increase during the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.0 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2020, our board of directors approved a securities repurchase program pursuant to which we may, from time to time, repurchase up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program will end on December 31, 2021. There were no securities repurchased during the three months ended June 30, 2020.

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

As of June 30, 2020, we have incurred cumulative losses of $411.5 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes and 2025 notes offerings, and cash generated from operations.

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

Most of our cash is held in the United States. As of June 30, 2020, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds, however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$122,205	$47,846
Net cash used in investing activities	(178,482)	(464,749)
Net cash (used in) provided by financing activities	(46,065)	597,937

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2020 was $122.2 million. Our net income of $4.9 million was increased by the change in our deferred revenue of $8.1 million and accrued liabilities of $17.4 million. Additionally, we had significant non-cash operating expenses including print textbook depreciation expense of $7.1 million, other depreciation and amortization expense of $19.8 million, share-based compensation expense of $37.9 million, and the amortization of debt discount and issuance costs related to the notes of $25.9 million.

Net cash provided by operating activities during the six months ended June 30, 2019 was $47.8 million. Our net loss of $6.3 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $13.9 million, share-based compensation expense of $30.5 million, and the amortization of debt discount and issuance costs related to the notes of $17.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 was $178.5 million and was related to the purchases of investments of $277.0 million, the purchases of textbooks of $38.7 million, the purchases of property and equipment of $43.1 million, the acquisition of business of $92.8 million and the purchase of strategic equity investment of $2.0 million, partially offset by the maturity of investments of $271.7 million and proceeds from the disposition of textbooks of $3.4 million.

Net cash used in investing activities during the six months ended June 30, 2019 was $464.7 million and was primarily related to the purchases of property and equipment of $23.5 million and the purchases of investments of $527.4 million, offset by the maturity of investments of $86.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020 was $46.1 million and was related to the payment of $54.1 million in taxes related to the net share settlement of equity awards proceeds, partially offset by proceeds from the issuance of common stock under stock plans of $8.0 million.

Net cash provided by financing activities during the six months ended June 30, 2019 was $597.9 million and was related to the proceeds from issuance of convertible senior notes, net of issuance costs, of $780.2 million and proceeds from the issuance of common stock under stock plans of $17.2 million, partially offset by purchase of the convertible senior notes capped call instruments of $97.2 million, the payment of $82.3 million in taxes related to the net share settlement of equity awards, and the repurchase of common stock of $20.0 million done in connection with the issuance of the convertible senior notes.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

Through June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our critical accounting policy on textbook library, there have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2020 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Textbook Library

We write down textbooks on a book-by-book basis for lost, damaged, or excess print textbooks. Factors considered in the determination of write-downs for print textbooks include historical experience, management’s knowledge of current business conditions, and expectations of future demand. The consideration of these factors requires management to make significant judgments in the determination of our write-down for print textbooks in any given period which could have a material impact on our result of operations.

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
We review the accelerated method of depreciation to ensure consistency with the value of the print textbooks to our customers during their useful life. Based on historical experience, we believe that a print textbook has more value to our customers and us early in its life and therefore an accelerated depreciation method best reflects the actual pattern of decline in economic value and aligns with the print textbooks’ deteriorating condition over time. In addition, we consider the utilization of the print textbooks and the revenues we can earn, recognizing that a used print textbook rents for a lower amount than a new print textbook. Should the actual rental activity or deterioration of print textbooks differ from our estimates, the gain or loss on print textbooks liquidated or the net book value of print textbooks purchased by students at the end of the term could differ in any given period, which could have a material impact to our results of operations.

In addition, we evaluate the appropriateness of the estimated salvage value and useful life estimates based on historical transactions with both vendors and customers and reviewing a blend of actuals and estimates of the lifecycle of each print textbook. Our estimates utilize data from historical experience, including actual proceeds from print textbooks as a percentage of original sourcing costs, channel mix and the projected value of a print textbook in relation to the original source cost over time. As we continue to accumulate additional data related to our print textbook library, we may make refinements in the estimated salvage value, method of depreciation, or useful life. Any potential refinements could impact our print textbook depreciation expense, the gain or loss on print textbooks liquidated, or the net book value of print textbooks purchased by students at the end of the term and could have a material impact to our results of operations.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1. Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2020, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Pursuant to the CID, the FTC has requested responses to interrogatories and the production of documents pertaining to data breach incidents and our data security and privacy practices generally. Efforts are currently underway to collect the documents and information requested. We are also in dialogue with the FTC to reach agreement on the order and timing of our responses.

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25,000 in damages as a result of the 2018 Data Incident. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. We dispute that these claimants have a valid basis for seeking arbitration and assert that they have acted in bad faith. We are currently discussing these issues with the arbitrator and with claimants’ counsel.

On March 3, 2020, Ingram Hosting Holdings LLC (IHH) filed a complaint in the U.S. District Court for the Middle District of Tennessee alleging that Chegg breached its various contracts with IHH and other Ingram group entities, seeking damages in the amount of $17 million. An answer was filed on March 31, 2020. Chegg and Ingram have now dismissed the litigation after reaching an amicable settlement of the dispute which includes an immaterial undisclosed payment from Ingram.

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

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

The COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Further, the full effects of the pandemic cannot be predicted as a result of uncertainties including the extent and rate of the spread, the possibility and timing of any vaccine, treatment, or cure or stop to the spread, and the potential for additional peaks in infection rates later in 2020. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, school and business closures and restrictions, and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers and partners, and disrupt our operations. Changes in our operations with respect to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and marketing and order fulfillment efforts and could result in additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.

All of our employees worldwide are currently working remotely as a result of the COVID-19 pandemic. The health of our employees is of primary concern and given the uncertainties of the outcome of the COVID-19 pandemic, we cannot reasonably predict when our employees will be able to return to our offices and may need to take further precautionary measures to ensure the health of our employees. Additionally, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, which may reduce the amount of time available for other initiatives. The COVID-19 pandemic may lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact on our results of operations.

While our business was not materially and adversely affected by the COVID-19 pandemic during the three and six months ended June 30, 2020, the future effects of the pandemic may have a material adverse impact on our business and result of operations in the near-term. The extent of the impact on our business will depend on future developments, which are uncertain and cannot be predicted. COVID-19 and related governmental reactions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:

•our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our facilities;
•our inability to realize our expected return on textbooks in our print textbook library as educators transition to online curriculums;
•the requirement that our management team shift its focus to mitigating risks related to COVID-19 and away from our day-to-day operations and initiatives;
•disruptions to the operations of our logistics and distribution partners, which could impact our ability to timely deliver our print textbooks to students;
•our textbook partners’ inability to fill our textbook orders due to disruptions to their operations or overwhelming demand from their own customers; and
•system interruptions that slow our website or make our website unavailable as our third-party software and service providers experience increased usage.

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

We are unable to determine when colleges will broadly resume in-person classes, whether they will successfully transition to online education, or how well they will overcome the impacts of the COVID-19 pandemic. Ongoing uncertainty or worsening of the COVID-19 pandemic could cause colleges to suffer financial decline or warrant them taking more drastic actions with regard to campus shut downs which could lead to a materially adverse impact on our business and results of operations.

A significant number of United States and international colleges ceased in-person classes during the first half of 2020 in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Uncertainties surrounding the COVID-19 pandemic are forcing colleges to rethink their near-term plans for instruction by transitioning to alternative methods of instruction, including online learning, that they may not be well-adapted for. Colleges will need to consider, among other things, when they reopen their campuses for in-person classes and how many students, including international students, are allowed to enroll in future classes. Many colleges and universities, including high profile universities such as Harvard University and the University of California at Berkeley, have announced that they will commence the Fall 2020 term with the vast majority of classes offered remotely. Should the COVID-19 pandemic continue to spread and worsen, colleges may face reduced enrollment by students not willing to engage in or pay for remote learning and reduced income from cancellation of income-generating activities such as collegiate sports. Further, if the COVID-19 pandemic continues to worsen and limit the functionality of the colleges and universities, they may not have the financial resources to withstand prolonged declines in enrollment, diminishing revenues and even potential shutdowns and may be forced to close. If colleges limit enrollment or are forced to close, we may see lower customer engagement with our products and services, which could lead to a materially adverse impact on our business and result of operations.

Our limited operating history and evolving digital offerings make it difficult to evaluate our current business and future prospects.

Although we began our operations in July 2005, we did not launch our online print textbook rental business until 2007 or begin generating revenues at scale from print textbook rentals until 2010. We completed a transition to a new model for our Required Materials product line in November 2016 through our strategic partnership with Ingram to accelerate our transition away from the more capital-intensive aspects of the print textbook rental business. We continue to market, use our branding, and maintain the customer experience around print textbook rentals, while through the end of 2019, Ingram or other partners funded all rental textbook inventory and assumed title and risk of loss related to textbook rentals for the textbooks they owned. In 2020, we began transitioning our textbook rental business and resumed owning textbooks, now working with FedEx as our vendor for warehousing and fulfillment services.

Since July 2010, we have focused on expanding our offerings, in many instances through the acquisition of other companies, to include supplemental materials. For example, in June 2020, we acquired Mathway to strengthen our existing Chegg Math Solver service that we launched in June 2018, with the addition of new subjects, languages, and international reach and in October 2019, we acquired Thinkful to provide a skills-based learning platform that offers professional courses in software engineering, data science, data analytics, product design, product management, and digital marketing directly to students across the United States. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment.

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

We face risks, expenses, and difficulties related to our specific business model, as well as those typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:

•execute on our evolving business model, including our transition back to the ownership of print textbooks;
•transition fulfillment logistics from Ingram to FedEx;
•develop new products and services, both independently and with developers or other third parties;
•acquire complementary products and services to expand our offerings and enhance our learning platform;
•attract and retain students and increase their engagement with our learning platform;
•prevent students from stealing accounts, sharing accounts, and cheating with other students;
•manage the growth of our business, including increasing or unforeseen expenses;
•develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term;
•adapt to disruption in education caused by the COVID-19 pandemic;
•maintain and manage relationships with strategic partners, including distributors, publishers, wholesalers, colleges, and brands;
•ensure our platform remains secure and protects the information of students, tutors and other users;
•attract and retain brands to our marketing services;
•develop and pursue a profitable business model and pricing strategy;
•compete with companies that offer similar services or products;
•expand into adjacent markets;

•enter into a skills-based business;
•navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business, including our new products and services;
•continue to adapt and execute on our business plan with a remote employee base;
•integrate and realize synergies from businesses that we acquire; and
•expand, operate, and compete in international markets.

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

We expect our results of operations to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our results of operations may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•our ability to attract and retain students and increase their engagement with our learning platform, particularly related to our Chegg Services subscribers;
•changes to Internet search engines and application marketplaces that drive traffic to our platform;
•the rate of adoption of our offerings;
•our ability to successfully utilize the information gathered from our learning platform to enhance our Student Graph and target sales of complementary products and services to our students;
•changes in demand, including due to the current COVID-19 pandemic, and pricing for print textbooks and eTextbooks;
•the ability of our logistics partners to manage fulfillment processes, including potential shipping delays caused by the COVID-19 pandemic and significant volume increases during peak periods and as a result of the potential growth in volume of transactions over time;
•our transition from Ingram to FedEx for print textbook fulfillment;
•our ability to integrate the Chegg and Thinkful businesses;
•our ability to integrate Mathway into our subscription platform;
•changes by our competitors to their product and service offerings;
•price competition and our ability to react appropriately to such competition;
•our ability and Ingram's ability to manage Ingram's textbook library and our ability and FedEx's ability to manage our textbook library;
•our ability to execute on our strategic partnerships with our logistics partners;
•disruptions to our internal computer systems and our fulfillment information technology infrastructure, particularly during peak periods;
•the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;
•our ability to successfully manage the integration of operations, technology and personnel resulting from our acquisitions;
•the effects of the COVID-19 pandemic on education generally, which has caused schools, colleges, and universities to adjust curriculums and implement remote learning;
•our ability to respond to changes in the education environment as a result of the COVID-19 pandemic;
•government regulations, in particular regarding privacy and advertising and taxation policies; and
•general macroeconomic conditions and economic conditions specific to education, including the current COVID-19 pandemic.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. While we had net income for the three and six months ended June 30, 2020 of $10.6 million and $4.9 million, respectively, we had net losses for the three and six months ended June 30, 2019 of $2.0 million and $6.3 million, respectively. As of June 30, 2020, we had an accumulated deficit of $411.5 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications, and delays, and other unknown factors, many of which are exacerbated by the effects of the COVID-19 pandemic, as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. Many of the students we desire to attract are accustomed to obtaining textbooks through bookstores or used booksellers. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including:

•our ability to engage high school students with our Chegg Writing, Chegg Tutors, Chegg Math Solver, Chegg Prep, and College Admissions and Scholarship Services;
•our ability to produce compelling supplemental materials and services for students to improve their outcomes throughout their educational journey;
•our ability to produce engaging mobile applications and websites for students to engage with our learning platform;
•our ability and our fulfillment partner’s ability to consistently provide students with a convenient, high quality experience for selecting, receiving, and returning print textbooks;
•our ability to accurately forecast and respond to student demand for print textbooks;
•the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives, including the prices offered by publishers or by other competing textbook rental providers;
•the quality and prices of our offerings compared to those of our competitors;
•the rate of adoption of eTextbooks and our ability to capture a significant share of that market;
•changes in student spending levels;
•changes in the number of students attending college;
•the effectiveness of our sales and marketing efforts, including our success in generating word-of-mouth referrals; and
•our ability to introduce new products and services that are favorably received by students.

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

Additionally, even if we succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if we are unable to offer competitive prices for our products and services or adequately prevent unauthorized account sharing of our subscription program services. If we fail to expand our user base, our business, results of operations, and financial condition would be adversely affected.

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

Our facilities and information systems, as well as those of our third-party service providers, are also subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyber-attacks such as computer viruses and denial of service attacks, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks as well as loss of, misuse of, or theft of data. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to optimize performance and protect against known vulnerabilities, material disruptions, or slowdown.

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

We believe our brands are a key asset of our business. Developing, protecting, and enhancing the “Chegg” brands are critical to our ability to expand our student user base and increase student engagement with our learning platform. Strong brands also help to counteract the significant student turnover we experience from year to year as students graduate, and differentiate us from our competitors.

To succeed in our efforts to strengthen our brands’ identity, we must, among other activities:

•maintain our reputation as a trusted technology platform and source of content, services, and textbooks for students;
•maintain the quality of and improve our existing products, services, and technologies;
•introduce products and services that are favorably received;
•adapt to changing technologies, including developing and enhancing compelling mobile offerings for our learning platform;
•adapt to changes in the learning environment, in particular as schools, colleges, and universities have adopted remote learning during the COVID-19 pandemic;
•adapt to students’ rapidly changing tastes, preferences, behavior, and brand loyalties;
•protect students’, tutors’, and educators’ data, such as passwords and personally identifiable information;
•protect our trademarks and other intellectual property rights;
•maintain and control the quality of our brand;
•continue to expand our reach to students in high school, graduate school, and internationally;
•ensure that the content posted to our website by students is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use, or the ethical codes of those students’ colleges;
•adequately address students’ concerns with our products and services; and
•convert and fully integrate the brands and students that we acquire, including Mathway, Thinkful, WriteLab, StudyBlue, Cogeon, the developer of the math application Math 42, Imagine Easy Solutions, and internships.com, into the Chegg brand and Chegg.com.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brands or do so cost-effectively. Factors that could negatively affect our brands include:

•changes in student sentiment about the quality or usefulness of our learning platform and our products and services;
•problems that prevent our logistics partners from delivering textbooks reliably or timely;
•technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience on our learning platform;
•concern from colleges about the ways students use our content offerings, such as our Expert Answers service;
•brand conflict between acquired brands and the Chegg brand;
•student concerns related to privacy and the way in which we use student data as part of our products and services;

•the reputation or products and services of competitive companies; and
•students’ misuse of our products and services in ways that violate our terms of services, applicable laws, or the code of conduct at their colleges.

We intend to offer new products and services to students and expand into international markets to grow our business. If our efforts are not successful or we are not able to manage the growth of our business both in terms of scale and complexity, our business, results of operations, and financial condition would be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person, or service they need to save time, save money, and get smarter. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition, or in conjunction with developers and other third parties. For example, in 2016, we acquired our Writing Tools service in the acquisition of Imagine Easy Solutions; in October 2017, we acquired Math 42, in the acquisition of Cogeon GmbH (Cogeon); in June 2018, we acquired flash tools in the acquisition of StudyBlue, Inc.; in October 2019, we acquired the skills-based learning platform of Thinkful, Inc.; and in June 2020, we acquired math problem solving company, Mathway, LLC. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers and/or government regulatory approvals and licenses necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin, or other value to justify our investments, and our business would be adversely affected.

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

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary businesses, products, services, operations, or technologies. Realizing the benefits of acquisitions depends, in part, on our successful integration of acquired companies including their technologies, products, services, operations, and personnel in a timely and efficient manner. We may incur significant costs integrating acquired companies and if our integration efforts are not successful, we may not be able to offset our acquisition costs. Acquisitions involve many risks that may negatively impact our financial condition and results of operations, including the risks that the acquisitions may:

•require us to incur charges and substantial debt or liabilities;
•cause adverse tax consequences, substantial depreciation, or deferred compensation charges;

•result in acquired in-process research and development expenses or in the future may require the amortization, write-down, or impairment of amounts related to deferred compensation, goodwill, and other intangible assets; and
•give rise to various litigation and regulatory risks, including the increased likelihood of litigation.

In addition:

•we may not generate sufficient financial return to offset acquisition costs;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, services, operations, and personnel of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
•an acquisition may delay adoption rates or reduce engagement rates for our products and services and those of the company acquired by us due to student uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell or otherwise monetize any acquired products and services;
•an acquisition may not ultimately be complementary to our evolving business model; and
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

Acquired companies, businesses, and assets can be complex and time consuming to integrate. For example, we expanded into writing tools with the acquisitions of Imagine Easy Solutions in 2016 and WriteLab in 2018, a new offering in skills-based learning with the acquisition of Thinkful in 2019, and math technology with the acquisition of Mathway in 2020. We may not successfully transition these users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions.

Our ability to acquire and integrate larger or more complex businesses, products, services, operations, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions, we may issue equity or equity-linked securities, which could be dilutive, or debt, which could be costly, potentially dilutive, and impose substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions, integrate the services, products, personnel, operations, or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, results of operations, and financial condition could be adversely affected. Any future acquisitions we complete may not achieve our goals.

We operate in a rapidly changing market and if we do not successfully adapt to known or unforeseen market developments, our business and financial condition could be materially and adversely affected.

We have added and plan to continue to add new offerings to our learning platform, including, for example, skills-based learning, writing, and math tools, to diversify our sources of revenues, which require us to make substantial investments in the products and services we develop or acquire. New offerings may not achieve market success at levels that recover our investments or contribute to profitability. Because these offerings are not as capital intensive as our print textbook rental service, the barriers to entry for existing and future competitors may be lower and allow for even more rapid changes to the market. Furthermore, the market for these other products and services is relatively new and may not develop as we expect. If the market for our offerings does not develop as we expect, or if we fail to address the needs of this market, our business may be harmed. We may not be successful in executing on our evolving business model, and if we cannot provide an increasing number of products and services that students and brands find compelling, we will not be able to continue our recent growth, increase our revenues, or achieve and sustain profitability. For all of these reasons, the evolution of our business model is ongoing and the future revenues and profitability potential of our offerings is uncertain.

We purchase and price textbooks based on anticipated levels of demand and other factors that we estimate based on historical experience and various other assumptions. If actual results differ materially from our estimates, our gross margins may decline.

Our print textbook rental distribution model requires us to make substantial investments in our textbook library based on our expectations regarding numerous factors, including ongoing demand for these titles in print form. To realize a return on these investments, we must rent each purchased textbook multiple times, and as such, we are exposed to the risk of carrying excess or obsolete textbooks. We typically plan our textbook purchases based on factors such as pricing, our demand forecast for the most popular titles, estimated timing of edition changes, estimated utilization levels, and planned liquidations of stale, old, or excess titles in our textbook library. These factors are highly unpredictable and can fluctuate substantially, especially if pricing competition becomes more intense, as we have seen in recent rush cycles, or demand is reduced due to seasonality or other factors, including increased use of eTextbooks. We rely on a proprietary model to analyze and optimize our purchasing decisions and rely on inputs from third parties including publishers, distributors, wholesalers, and colleges to make our decisions. We also rely on students to return print textbooks to us in a timely manner and in good condition so that we can re-rent or sell those textbooks. If the information we receive from third parties is not accurate or reliable, if students fail to return books to us or return damaged books to us, or if we for any other reason anticipate inaccurately and acquire insufficient copies of specific textbooks, we may be unable to satisfy student demand or we may have to incur significantly increased cost in order to do so. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy student demand, then our textbook utilization rates would decline and our gross margins would be adversely affected.

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

It is important to our success that students be able to access our learning platform at all times. We have previously experienced, and may in the future experience, service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors, and capacity constraints due to an overwhelming number of students accessing our platform simultaneously. If our learning platform is unavailable when students attempt to access it or it does not load as quickly as they expect, students may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract students and brands and the frequency with which they use our website and mobile applications.

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

Our products and services compete for students and we expect such competition to increase. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, and Bartleby. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services such as Grammarly. For Chegg Tutors, we face competition from other online tutoring services such as Wyzant. For Chegg Math Solver and Mathway, we face competition from other equation solver services such as Symbolab. For Thinkful, we face competition from other online learning platforms and online “bootcamp” courses such as General Assembly, Galvanize, Flatiron School, and Lambda School. Additionally, the market for textbooks and supplemental materials is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

Our business strategy includes increasing our revenues from brand advertising. Brands may view our learning platform as experimental and unproven. They may not do business with us, or may reduce the amounts they are willing to spend to advertise with us, if we do not deliver ads, sponsorships, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Additionally, if platforms such as Google Chrome, Safari, or Firefox, take actions which limit our access to or understanding of advertising and marketing audiences, such actions could reduce our advertising rates and ultimately reduce our revenues from brand advertising. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, including our ability to successfully:

•integrate with third-party programmatic advertising platforms;
•reduce the exposure of actions taken by platforms to limit our access to advertising audiences;
•compete for advertising and marketing dollars from brands, online marketing, and media companies and advertisers;
•penetrate the market for student-focused advertising;
•develop a platform that can deliver advertising and marketing services across multiple channels, including print, email, Internet, mobile applications, and other connected devices;

•improve our analytics and measurement solutions to demonstrate the value of our advertising and marketing services;
•retain, grow, and engage our student user base;
•strengthen our brand and increase our presence in media reports and with publicity companies that utilize online platforms for advertising and marketing purposes;
•create new products that sustain or increase the value of our advertising and marketing services and other commercial content;
•manage changes in the way online advertising and marketing services are priced;
•weather the impact of macroeconomic conditions, including reduced spending as a result of the COVID-19 pandemic, and conditions in the advertising industry and higher education in general; and
•manage legal developments relating to data privacy, advertising or marketing services, legislation and regulation and litigation.

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

Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on. For example:

•the CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices;
•the FTC has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive;
•the TCPA restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA; and
•the CCPA, which came into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.

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

We may need additional capital, and we cannot be sure that additional financing will be available on favorable terms, if at all.

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, particularly if the investment required to fund our operations is greater than we anticipate or we choose to invest in new technologies or complementary businesses or change our business model. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

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

Our ability to deliver course content to students enrolled in Thinkful skills programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Thinkful's efforts to obtain necessary approvals and licenses began prior to our acquisition of Thinkful and continued following the acquisition. We monitor changes to the state regulatory requirements applicable to our Thinkful business, and to all of Chegg's business activities; however, any failure to obtain the appropriate licenses or address evolving state requirements may result in governmental or regulatory proceedings or actions by private litigants which could potentially harm our business, results of operations, and financial condition.

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

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the 2018 Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against us and our CEO.  The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results. Further, on June 18, 2020, we received a CID from the FTC to determine whether we may have violated Section 5 of the FTC Act or the COPPA, as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Also, as of July 2020, we have received notices that an aggregate of 16,114 arbitration demands were filed against us by individuals alleging to have suffered damages in connection with the 2018 Data Incident. For further information on such actions, see Part II, Item 1, “Legal Proceedings.”

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. On June 18, 2020, we received a CID from the FTC to determine whether we may have violated Section 5 of the FTC Act or the COPPA, as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security, as further described in Part II, Item 1, “Legal Proceedings.” Similar actions may also impact us directly, particularly because of the current subject of the CID and because high school students who use our Chegg Writing, Chegg Tutors, and Chegg Prep services, may be under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The FTC has also revised the rules under the Children’s Online Privacy Protection Act effective July 1, 2013. Although our services are not primarily directed to children under 13, our Chegg Writing service or our Chegg Prep service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of June 30, 2020, we had 31 issued patents and 11 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials, and website content that we develop. We own 37 U.S. trademark registrations and 31 foreign registrations. As of June 30, 2020, we owned over 700 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content, and our services.

Furthermore, we cannot guarantee that:

•our intellectual property and proprietary rights will provide competitive advantages to us;
•our competitors or others will not design around our intellectual property or proprietary rights;
•our ability to assert our intellectual property or proprietary rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•our intellectual property and proprietary rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;
•we can acquire or maintain relevant domain names;
•any of the patents, trademarks, copyrights, trade secrets or other intellectual property or proprietary rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or
•we will not lose the ability to assert our intellectual property or proprietary rights against or to license our intellectual property or proprietary rights to others and collect royalties or other payments.

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

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates, or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” are devoting significant resources to developing or acquiring patents that could potentially affect many aspects of our business. For instance, on November 5, 2018, a non-practicing entity (NPE) filed an action against us in the United States District Court for the Southern District of New York captioned NetSoc, LLC v. Chegg, Inc., Civil Action No. 1:18-CV-10262-RAC (the NetSoc Action).  The NetSoc Action was one of several patent infringement lawsuits filed by NetSoc asserting its recently-issued patent, U.S. Patent No. 9,978,107 (the ’107 Patent), which allegedly covers certain aspects of social networking.  NetSoc alleged that the Chegg Tutors service infringes the ’107 Patent.  NetSoc has filed similar lawsuits against other defendants in the Southern District of New York (including, e.g., Yahoo! Inc.), as well as the Northern District of Texas and the Eastern District of Texas (including, e.g., Match Group, LLC). On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal and we are currently awaiting their filing of a brief with the court. On April 21, 2020, the Court granted our motion to hold the appeal in abeyance pending the outcome of an appeal in relation to another litigation matter. For further information on this action, see Part II, Item 1, “Legal Proceedings.”  There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents related to our technology.

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

Our business is dependent on, among other factors, general economic conditions, which affect student spending and brand advertising. Prior to the COVID-19 pandemic, state and federal funding levels at colleges across the United States remained below historic levels, which has led to increased tuition and decreased amounts of financial aid offered to students. Further, the current COVID-19 pandemic has adversely affected federal and state budgets for education and caused significant volatility in financial markets and has raised the prospect of an extended global recession. To the extent that these trends continue or the economy stagnates or worsens, students may elect to not attend colleges and universities during the COVID-19 pandemic and reduce the amount they spend on textbooks and other educational content, which could have a material adverse impact on our business. In addition to decreased spending by students, the colleges and brands that use our marketing services have advertising budgets that are often constrained during periods of stagnant or deteriorating economic conditions. In a difficult economic environment, customer spending in each of our products and services may decrease, which could adversely affect our results of operations and financial condition. A deterioration of the current economic environment may also have a material adverse effect on our ability to fund our growth and strategic business initiatives.

Our international operations are subject to increased challenges and risks.

We have employees in Germany, Israel, and India and we indirectly contract with individuals in the Ukraine. Additionally, we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 10% of our total consolidated operating expenses and we currently do not expect our international operations to materially increase in the near future, we expect to continue to expand our international operations and such operations may expand more quickly than we currently anticipate. However, we have a limited operating history as a company outside the United States and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Operating internationally has required and will continue to require us to invest significant funds and other resources, subjects us to new risks, and may increase the risks that we currently face, including risks associated with:

•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices particularly while all of our employees are working remotely because of the COVID-19 pandemic;
•compliance with applicable foreign laws and regulations;
•protecting and enforcing intellectual property rights abroad;
•compliance with anti-bribery laws including, without limitation, the Foreign Corrupt Practices Act;
•currency exchange rate fluctuations;
•additional taxation of international costs and intercompany payments to our international subsidiaries associated with the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act);
•additional value added taxes on digital products that are purchased from our website by international customers;
•political and economic instability;
•effects of the COVID-19 pandemic that may be more concentrated where we operate internationally; and
•higher costs of doing business internationally.

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

At December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses of approximately $591 million and $440 million, respectively, which if not utilized will begin to expire in 2028 and 2020 for federal and state purposes, respectively. An immaterial portion of the state net operating loss carryforwards expired in 2019. At December 31, 2019, we also had federal tax credit carryforwards of approximately $14.8 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $11.9 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $25 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky. Additionally, in response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (A.B. 85), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our closing stock price has ranged from $3.15 to $69.83 through June 30, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•the current COVID-19 pandemic and any associated economic downturn;
•actual or anticipated fluctuations in our financial condition and results of operations, including as a result of the seasonality in our business;
•our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected, including as a result of difficulty forecasting seasonal variations in our financial condition and results of operations;
•issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic relationships and partnerships, joint ventures, or capital commitments;
•actual or anticipated changes in our growth rate relative to our competitors;
•changes in the economic performance or market valuations of companies perceived by investors to be comparable to us;
•future sales of our common stock by our officers, directors, and existing stockholders or the anticipation of such sales;

•issuances of additional shares of our common stock in connection with acquisitions;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares, including any common stock issued upon conversion of the notes;
•lawsuits threatened or filed against us;
•regulatory developments in our target markets affecting us, students, colleges, brands, publishers, or our competitors;
•political climate in the United States, with a focus on cutting or limiting budgets, higher education, and taxation;
•terrorist attacks or natural disasters or other such events impacting countries where we have operations;
•international stock market conditions; and
•general economic and market conditions, such as recessions, unemployment rates, the limited availability of consumer credit, interest rate changes, and currency fluctuations.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•our board of directors is classified into three classes of directors with staggered three-year terms and directors can only be removed from office for cause and by the approval of the holders of at least two-thirds of our outstanding common stock;
•subject to certain limitations, our board of directors has the sole right to set the number of directors and to fill a vacancy resulting from any cause or created by the expansion of our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•only our board of directors is authorized to call a special meeting of stockholders;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of common stock;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our stockholders cannot act by written consent;
•our restated bylaws can only be amended by our board of directors or by the approval of the holders of at least two-thirds of our outstanding common stock; and
•certain provisions of our restated certificate of incorporation can only be amended by the approval of the holders of at least two-thirds of our outstanding common stock.

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

Our securities repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In June 2020, our board of directors approved a securities repurchase program pursuant to which we may, from time to time, repurchase up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program will end on December 31, 2021. Repurchases pursuant to our securities repurchase program could affect the price of our common stock and increase its volatility. The existence of our securities repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our securities repurchase program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase securities after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our securities repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

In June 2020, our board of directors approved a securities repurchase program pursuant to which we may, from time to time, repurchase up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program will end on December 31, 2021.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended June 30, 2020 (in thousands, except share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
June 1 - June 30	—	$—	$—	$500,000

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
August 3, 2020	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)