Form 10-Q
period 2020-09-30
CHEGG, INC
filed 2020-10-26
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of October 23, 2020, the Registrant had 128,810,888 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$527,541	$387,520
Short-term investments	723,327	381,074
Accounts receivable, net of allowance of $198 and $56 at September 30, 2020 and December 31, 2019, respectively	12,487	11,529
Prepaid expenses	15,082	10,538
Other current assets	21,059	16,606
Total current assets	1,299,496	807,267
Long-term investments	521,261	310,483
Textbook library, net	34,575	—
Property and equipment, net	113,058	87,359
Goodwill	284,809	214,513
Intangible assets, net	55,386	34,667
Right of use assets	14,124	15,931
Other assets	18,948	18,778
Total assets	$2,341,657	$1,488,998
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,838	$7,362
Deferred revenue	51,941	18,780
Current operating lease liabilities	5,652	5,283
Accrued liabilities	79,524	39,964
Total current liabilities	142,955	71,389
Long-term liabilities
Convertible senior notes, net	1,536,984	900,303
Long-term operating lease liabilities	11,661	14,513
Other long-term liabilities	4,665	3,964
Total long-term liabilities	1,553,310	918,780
Total liabilities	1,696,265	990,169
Commitments and contingencies
Stockholders' equity:
Preferred stock, 0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, 0.001 par value 400,000,000 shares authorized; 128,654,401 and 121,583,501 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	129	122
Additional paid-in capital	1,092,574	916,095
Accumulated other comprehensive income (loss)	1,333	(1,096)
Accumulated deficit	(448,644)	(416,292)
Total stockholders' equity	645,392	498,829
Total liabilities and stockholders' equity	$2,341,657	$1,488,998
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$154,018	$94,151	$438,617	$285,422
Cost of revenues	62,370	22,164	148,284	66,017
Gross profit	91,648	71,987	290,333	219,405
Operating expenses:
Research and development	44,041	36,442	123,956	101,199
Sales and marketing	24,625	16,822	60,621	47,334
General and administrative	40,784	23,752	98,221	70,044
Restructuring charges	—	28	—	97
Total operating expenses	109,450	77,044	282,798	218,674
(Loss) income from operations	(17,802)	(5,057)	7,535	731
Interest expense, net and other (expense) income, net:
Interest expense, net	(17,468)	(13,548)	(44,320)	(31,294)
Other (expense) income, net	(804)	7,751	7,396	14,571
Total interest expense, net and other (expense) income, net	(18,272)	(5,797)	(36,924)	(16,723)
Loss before provision for income taxes	(36,074)	(10,854)	(29,389)	(15,992)
Provision for income taxes	1,066	623	2,875	1,832
Net loss	$(37,140)	$(11,477)	$(32,264)	$(17,824)
Net loss per share, basic and diluted	$(0.29)	$(0.10)	$(0.26)	$(0.15)
Weighted average shares used to compute net loss per share, basic and diluted	126,194	120,085	124,162	118,547
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(37,140)	$(11,477)	$(32,264)	$(17,824)
Other comprehensive (loss) income
Change in net unrealized (loss) gain on available for sale investments, net of tax	(1,642)	(73)	1,922	379
Change in foreign currency translation adjustments, net of tax	1,125	(1,067)	507	(1,118)
Other comprehensive (loss) income	(517)	(1,140)	2,429	(739)
Total comprehensive loss	$(37,657)	$(12,617)	$(29,835)	$(18,563)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2020	124,123	$124	$907,908	$1,850	$(411,504)	$498,378
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)	—	—	(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(345,552)	—	—	(345,552)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	57,414	—	—	57,414
Issuance of common stock upon exercise of stock options and ESPP	106	1	1,196	—	—	1,197
Net issuance of common stock for settlement of equity awards	243	—	(11,120)	—	—	(11,120)
Share-based compensation expense	—	—	21,529	—	—	21,529
Other comprehensive loss	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	(37,140)	(37,140)
Balances at September 30, 2020	128,654	$129	$1,092,574	$1,333	$(448,644)	$645,392

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2019	119,336	$119	$873,104	$(618)	$(413,034)	$459,571
Issuance of common stock upon exercise of stock options and ESPP	991	1	11,673	—	—	11,674
Net issuance of common stock for settlement of equity awards	319	1	(8,825)	—	—	(8,824)
Issuance of common stock in connection with prior acquisition	23	—	1,843	—	—	1,843
Share-based compensation expense	—	—	16,865	—	—	16,865
Other comprehensive loss	—	—	—	(1,140)	—	(1,140)
Net loss	—	—	—	—	(11,477)	(11,477)
Balances at September 30, 2019	120,669	$121	$894,660	$(1,758)	$(424,511)	$468,512

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)	—	—	(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(345,552)	—	—	(345,552)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	57,414	—	—	57,414
Issuance of common stock upon exercise of stock options and ESPP	778	1	9,233	—	—	9,234
Net issuance of common stock for settlement of equity awards	2,110	2	(65,224)	—	—	(65,222)
Share-based compensation expense	—	—	59,409	—	—	59,409
Other comprehensive income	—	—	—	2,429	—	2,429
Net loss	—	—	—	—	(32,264)	(32,264)
Balances at September 30, 2020	128,654	$129	$1,092,574	$1,333	$(448,644)	$645,392

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	2,545	3	27,717	—	—	27,720
Net issuance of common stock for settlement of equity awards	3,064	3	(91,076)	—	—	(91,073)
Issuance of common stock in connection with prior acquisition	64	—	3,003	—	—	3,003
Share-based compensation expense	—	—	47,355	—	—	47,355
Other comprehensive loss	—	—	—	(739)	—	(739)
Net loss	—	—	—	—	(17,824)	(17,824)
Balances at September 30, 2019	120,669	$121	$894,660	$(1,758)	$(424,511)	$468,512
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(32,264)	$(17,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Print textbook depreciation expense	10,699	—
Other depreciation and amortization expense	33,088	21,369
Share-based compensation expense	59,409	47,355
Amortization of debt discount and issuance costs	42,910	30,114
Repayment of convertible senior notes attributable to debt discount	(14,912)	—
Loss on early extinguishment of debt	3,315	—
Loss from write-off of property and equipment	1,057	832
Loss from impairment of strategic equity investment	10,000	—
Gain on textbook library, net	(2,028)	—
Deferred income taxes	(17)	59
Operating lease expense, net of accretion	3,400	3,284
Other non-cash items	(85)	(370)
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	106	(850)
Prepaid expenses and other current assets	(6,178)	(20,741)
Other assets	(2,638)	1,989
Accounts payable	(1,634)	(3,983)
Deferred revenue	32,239	10,039
Accrued liabilities	34,276	18,095
Other liabilities	(2,088)	(2,793)
Net cash provided by operating activities	168,655	86,575
Cash flows from investing activities
Purchases of property and equipment	(57,457)	(31,520)
Purchases of textbooks	(49,641)	—
Proceeds from disposition of textbooks	7,012	—
Purchases of investments	(968,106)	(822,869)
Proceeds from sale of investments	—	53,261
Maturities of investments	412,046	190,744
Purchase of strategic equity investment	(2,000)	—
Acquisition of business, net of cash acquired	(92,796)	—
Net cash used in investing activities	(750,942)	(610,384)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	9,236	27,723
Payment of taxes related to the net share settlement of equity awards	(65,224)	(91,076)
Proceeds from issuance of convertible senior notes, net of issuance costs	984,096	780,180
Purchase of convertible senior notes capped call	(103,400)	(97,200)
Repayment of convertible senior notes	(159,677)	—
Proceeds from exercise of convertible senior notes capped call	57,414	—
Repurchase of common stock	—	(20,000)
Net cash provided by financing activities	722,445	599,627
Net increase in cash, cash equivalents and restricted cash	140,158	75,818
Cash, cash equivalents and restricted cash, beginning of period	389,432	375,945
Cash, cash equivalents and restricted cash, end of period	$529,590	$451,763

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,546	$901
Income taxes	$2,450	$1,492
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,174	$3,847
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,713	$2,638
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$6,102	$4,452
Accrued escrow related to acquisition	$7,451	$—
Issuance of common stock related to prior acquisition	$—	$3,003
Issuance of common stock related to repayment of convertible senior notes	$327,141	$—

	September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$527,541	$450,457
Restricted cash included in other current assets	313	125
Restricted cash included in other assets	1,736	1,181
Total cash, cash equivalents and restricted cash	$529,590	$451,763
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholder's equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2020, our results of operations, results of comprehensive loss, and stockholder's equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. Our results of operations, results of comprehensive loss, stockholder's equity, and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Except for our policies on investments, textbook library, convertible senior notes, net, revenue recognition and deferred revenue, and cost of revenues, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Investments

We hold investments in commercial paper, corporate debt securities, U.S. treasury securities, and agency bonds. We classify our investments as available-for-sale based on the nature of each security that are either short or long-term based on the remaining contractual maturity of the investment. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses unrelated to credit loss factors, net of taxes, included in other comprehensive (loss) income in our condensed consolidated statements of stockholders’ equity. Beginning in 2020, unrealized losses related to credit loss factors are now recorded through an allowance for credit losses in other (expense) income, net in our condensed consolidated statements of operations, rather than as a reduction to the amortized cost basis in other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other (expense) income, net in our condensed consolidated statements of operations.

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
Write-downs for print textbooks, print textbook depreciation expense, the gain or loss on print textbooks liquidated, and the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis are recorded in cost of revenues in our condensed consolidated statements of operations and classified as adjustments to cash flows from operating activities. Cash outflows for the acquisition of print textbooks net of changes in related accounts payable and accrued liabilities, and cash inflows received from the proceeds from the disposition of print textbooks net of changes in related accounts receivable, are classified as cash flows from investing activities in our condensed consolidated statements of cash flows.

As of September 30, 2020, our net print textbook library of $34.6 million consisted of gross print textbook library of approximately $44.8 million net of accumulated depreciation and write-downs of approximately $9.2 million and $1.0 million, respectively.

During the three and nine months ended September 30, 2020, print textbook depreciation expense was approximately $3.6 million and $10.7 million, respectively, and our net gain on textbook library was approximately $0.6 million and $2.0 million, respectively.

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2026 notes, 2025 notes, and the 2023 notes are referred to as the “notes.” In accounting for their issuance, we separated the notes into liability and equity components, as the notes represent convertible instruments with a cash conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The carrying amount of the liability component is classified as a long-term liability as we have the election to settle conversion requests in shares of our common stock. The carrying amount of the equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital. In accounting for extinguishment of the notes, we allocated the consideration transferred between the liability and equity components in a similar manner as upon issuance. The liability component for extinguished notes is then compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other (expense) income, net in our condensed consolidated statements of operations.

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

    Revenues from our Required Materials product line includes revenues from print textbooks that we own or that are owned by a partner as well as revenues from eTextbooks. Beginning in 2020, our Required Materials product line includes operating leases with students for the rental of print textbooks that we own. Operating lease income is recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term which is generally a two- to five-month lease period. Students generally have the option to extend the term of their rental or purchase the print textbook at the end of the term otherwise the print textbook is returned to our print textbook library for future rental. If a student chooses to purchase or not return the print textbook at the end of their rental term, we charge the student for the book and recognize the revenues immediately. Additionally, we provide students the ability to purchase print textbooks on a just-in-time basis and recognize revenues immediately upon shipment. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred. Revenues from eTextbooks are recognized ratably over the contractual period, generally a two- to five-month period.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent, and therefore would record the gross sales amount as revenues and related costs or the net amount earned as a revenue share from the sale of third-party products. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. In relation to print textbooks owned by a partner, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn. We have concluded that we control our Chegg Services, print textbooks that we own for rental, purchase at the end of the rental term, or sale on a just-in-time basis, and eTextbook service and therefore we recognize revenues and cost of revenues on a gross basis.

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

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of publisher content fees for eTextbooks, content amortization expense related to content that we develop, licenses from publishers for which we pay one-time license fees, or acquire through acquisitions, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, payment processing costs, the payments made to tutors through our Chegg Tutors service, personnel costs and other direct costs related to providing products or services. In addition, cost of revenues includes allocated information technology and facilities costs.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU 2020-06 simplifies the guidance in Accounting Standards Codification (ASC) 470-20, Debt - Debt with Conversion and Other Options, by reducing the number of accounting separation models for convertible instruments, amends the guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, for certain contracts in an entity's own equity that are currently accounted for as derivatives, and requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share (EPS) calculation. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020, and the guidance allows for a modified retrospective or fully retrospective method of transition. We currently plan to adopt the guidance on January 1, 2021. At this time, we are continuing to refine the quantitative impact of early adopting this guidance and we initially believe the most significant impacts will be an increase in liabilities on our condensed consolidated balance sheets as a result of removing the accounting separation model for convertible instruments with a cash conversion feature, a significant reduction of non-cash interest expense on our condensed consolidated statements of operations, and an increase in the number of shares included in our diluted EPS calculations. We will continue to evaluate the impacts of this guidance, including method of transition, as we near our adoption date.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions for applying reference rate reform to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance can be applied immediately and only applies to contract modifications made or hedging relationships entered into or evaluated before December 31, 2022. While we do not have any hedging relationships and currently do not believe we have material contracts impacted by reference rate reform, we are in the process of evaluating the impact of this guidance.

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

The FASB issued four ASUs related to ASC 326, Financial Instruments - Credit Losses. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted ASC 326, which replaces the existing incurred loss impairment model for financial assets, including trade receivables, with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. Additionally, the concept of other-than-temporary impairment for available-for-sale investments is eliminated and instead requires us to focus on determining whether any unrealized loss is a result of a credit loss or other factors. We adopted ASC 326 under the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after adoption are presented under ASC 326 while we have not changed previously disclosed amounts or provided additional disclosures for comparative periods. We recorded an immaterial cumulative-effect adjustment to trade receivables to the opening balance of accumulated deficit in our condensed consolidated balance sheet. We adopted ASC 326 under the prospective transition approach for available-for-sale investments which resulted in no change to amortized cost basis before and after adoption. Credit losses related to available-for-sale investments will now be recorded through an allowance for credit losses with immediate recognition to our condensed consolidated statement of operations rather than as a reduction to the amortized cost basis and recognition to our condensed consolidated statements of comprehensive loss. See above within Note 1, “Background and Basis of Presentation”, for updates to our significant accounting policies impacted by our adoption of ASC 326 as well as Note 4, “Cash and Cash Equivalents, and Investments” for more information.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Chegg Services	$118,895	$69,304	$49,591	72%
Required Materials	35,123	24,847	10,276	41
Total net revenues	$154,018	$94,151	$59,867	64

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Chegg Services	$345,258	$224,903	$120,355	54%
Required Materials	93,359	60,519	32,840	54
Total net revenues	$438,617	$285,422	$153,195	54

During the three and nine months ended September 30, 2020, we recognized $25.4 million and $18.0 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and nine months ended September 30, 2019, we recognized $15.7 million and $16.0 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and nine months ended September 30, 2020, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2019, we recognized $2.2 million and $2.7 million, respectively, of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. During the three and nine months ended September 30, 2020, we recognized $12.0 million and $35.4 million, respectively, of operating lease income from print textbook rentals that we own. The aggregate amount of unsatisfied performance obligations is approximately $51.9 million as of September 30, 2020, which are expected to be recognized as revenues over the next year.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

			Change
	September 30, 2020	December 31, 2019	$	%
Accounts receivable, net	$12,487	$11,529	$958	8%
Deferred revenue	51,941	18,780	33,161	177
Contract assets	8,214	3,531	4,683	133

During the nine months ended September 30, 2020, our accounts receivable, net balance increased by $1.0 million, or 8%, primarily due to timing of billings and seasonality of our business. During the nine months ended September 30, 2020, our deferred revenue balance increased by $33.2 million, or 177%, primarily due to increased bookings driven by the seasonality of our business as well as from print textbooks that we own that are recognized ratably rather than immediately. During the nine months ended September 30, 2020, our contract assets balance increased by $4.7 million, or 133%, primarily due to deferred payment arrangements for Thinkful.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(37,140)	$(11,477)	$(32,264)	$(17,824)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	126,194	120,085	124,162	118,547

Net loss per share, basic and diluted	$(0.29)	$(0.10)	$(0.26)	$(0.15)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	865	2,122	977	2,715
RSUs and PSUs	3,394	3,831	3,425	4,952
Shares related to convertible senior notes	8,721	4,098	4,422	3,709
Employee stock purchase plan	9	7	4	3
Total common stock equivalents	12,989	10,058	8,828	11,379

Shares related to convertible senior notes during the three and nine months ended September 30, 2020 represents the dilutive and anti-dilutive impact of our 2023 notes and 2025 notes as the average price of our common stock was higher than the conversion price of $26.95 and $51.56, respectively, and the conditions for conversion had been met. Shares related to convertible senior notes during the three and nine months ended September 30, 2019 represents the dilutive and anti-dilutive impact of our 2023 notes as the average price of our common stock was higher than the conversion price and the conditions for conversion had been met. While these shares are anti-dilutive during the three and nine months ended September 30, 2020 and 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes and 2025 notes up to $40.68 and $79.32, respectively, as exercise of the capped call instruments will reduce dilution that would have otherwise occurred when the average price of our common stock exceeds the conversion price. None of the shares related to our 2025 notes were dilutive or anti-dilutive during the three and nine months ended September 30, 2019 as a result of the conditions for conversion not being met. None of the shares related to our 2026 notes were dilutive or anti-dilutive during the three and nine months ended September 30, 2020 as a result of the conditions for conversion not being met. For further information on the notes see Note 8, “Convertible Senior Notes.”

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss, and fair value as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$17,346	$—	$—	$17,346
U.S. treasury securities	307,673	—	—	307,673
Money market funds	202,522	—	—	202,522
Total cash and cash equivalents	$527,541	$—	$—	$527,541
Short-term investments:
Commercial paper	$204,044	$38	$(24)	$204,058
Corporate securities	516,682	2,644	(57)	519,269
Total short-term investments	$720,726	$2,682	$(81)	$723,327
Long-term investments:
Corporate securities	$456,774	$602	$(635)	$456,741
Agency bonds	64,495	25	—	64,520
Total long-term investments	$521,269	$627	$(635)	$521,261

	December 31, 2019
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$241,355	$—	$—	$241,355
Money market funds	146,165	—	—	146,165
Total cash and cash equivalents	$387,520	$—	$—	$387,520
Short-term investments:
Commercial paper	$7,489	$—	$—	$7,489
Corporate securities	318,946	425	(78)	319,293
U.S. treasury securities	44,251	39	(4)	44,286
Agency bonds	10,000	6	—	10,006
Total short-term investments	$380,686	$470	$(82)	$381,074
Long-term investments:
Corporate securities	$295,103	$533	$(158)	$295,478
Agency bonds	14,999	6	—	15,005
Total long-term investments	$310,102	$539	$(158)	$310,483

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of September 30, 2020 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$1,028,399	$1,031,000
Due in 1-2 years	521,269	521,261
Investments not due at a single maturity date	202,522	202,522
Total	$1,752,190	$1,754,783

Investments not due at a single maturity date in the preceding table consisted of money market funds.

As of September 30, 2020, we did not consider the declines in market value of our investment portfolio to be driven by credit related factors. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly-rated securities with a minimum credit rating of A-, a weighted average maturity of less than 12 months, and our investment policy limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. During the three and nine months ended September 30, 2020, we did not recognize any losses on our investments due to credit related factors. During the three and nine months ended September 30, 2019, we did not recognize any impairment charges.

Restricted Cash

As of September 30, 2020 and December 31, 2019, we had approximately $2.0 million and $1.9 million, respectively, of restricted cash that primarily consists of security deposits for our corporate offices. These amounts are classified in either other current assets or other assets on our condensed consolidated balance sheets based upon the term of the remaining restrictions.

Strategic Investments

In March 2020, we completed an investment of $2.0 million in TAPD, Inc., also known as Frank, a U.S.-based service that helps students access financial aid. In October 2018, we completed an investment of $10.0 million in WayUp, Inc. (WayUp), a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. During the three months ended September 30, 2020, we recorded a $10.0 million impairment charge on our investment in WayUp included within general and administrative expense on our condensed consolidated statements of operations. Our impairment assessment was the result of the uncertainty around WayUp's ability to raise additional funding to support their future operations. We did not record any impairment charges on our other strategic investments during the three and nine months ended September 30, 2020 and 2019, as there were no other significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the three and nine months ended September 30, 2020 and 2019.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
U.S. treasury securities	$307,673	$307,673	$—
Money market funds	202,522	202,522	—
Short-term investments:
Commercial paper	204,058	—	204,058
Corporate securities	519,269	—	519,269
Long-term investments:
Corporate securities	456,741	—	456,741
Agency bonds	64,520	—	64,520
Total assets measured and recorded at fair value	$1,754,783	$510,195	$1,244,588

	December 31, 2019
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$146,165	$146,165	$—
Short-term investments:
Commercial paper	7,489	—	7,489
Corporate securities	319,293	—	319,293
U.S. treasury securities	44,286	44,286	—
Agency bonds	10,006	—	10,006
Long-term investments:
Corporate securities	295,478	—	295,478
Agency bonds	15,005	—	15,005
Total assets measured and recorded at fair value	$837,722	$190,451	$647,271

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

The carrying amounts and estimated fair values of the notes as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 notes	$751,349	$1,000,000	$—	$—
2025 notes	631,061	1,208,800	602,611	831,000
2023 notes	154,574	462,358	297,692	523,538
Convertible senior notes, net	$1,536,984	$2,671,158	$900,303	$1,354,538

The carrying amount of the 2026 notes, 2025 notes and 2023 notes as of September 30, 2020 was net of unamortized debt discount of $236.8 million, $158.1 million and $16.5 million, respectively, and unamortized issuance costs of $11.8 million, $10.9 million and $2.0 million, respectively. The carrying amount of the 2025 notes and 2023 notes as of December 31, 2019 was net of unamortized debt discount of $184.7 million and $42.3 million, respectively, and unamortized issuance costs of $12.7 million and $5.0 million, respectively.

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

The Mathway purchase agreement provides for additional payments of up to $15.0 million subject to the achievement of specified milestones and continued employment of the sellers. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs classified as research and development and general and administrative expenses, based on the seller's job function, on our condensed consolidated statement of operations. We have recorded approximately $1.7 million as of September 30, 2020, included within accrued liabilities on our condensed consolidated balance sheet for these payments.

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

During the nine months ended September 30, 2020, we incurred $3.1 million of acquisition-related expenses associated with our acquisition of Mathway, which have been included in general and administrative expense on our condensed consolidated statement of operations. We have recorded immaterial amounts of revenue and earnings from Mathway since the acquisition date.

The following unaudited supplemental pro forma net loss is for informational purposes only and presents our combined results as if the acquisition of Mathway had occurred on January 1, 2019. The unaudited supplemental pro forma information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results. During the three and nine months ended September 30, 2020, our supplemental pro forma net loss would have been $37.3 million and $32.3 million, respectively. During the three and nine months ended September 30, 2019, our supplemental pro forma net loss would have been $14.1 million and $33.3 million, respectively. Revenues from Mathway were immaterial during the three and nine months ended September 30, 2020 and 2019 and therefore we have not presented pro forma revenues.

Note 7. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Beginning balance	$214,513	$149,524
Additions due to acquisitions	70,167	65,181
Foreign currency translation adjustment	417	(192)
Measurement period adjustments related to prior acquisition	(288)	—
Ending balance	$284,809	$214,513

Intangible assets consist of the following (in thousands, except weighted-average amortization period):

	September 30, 2020
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	72	$66,628	$(25,392)	$41,236
Customer lists	47	16,190	(9,718)	6,472
Trade and domain names	44	11,613	(7,467)	4,146
Non-compete agreements	31	2,018	(1,962)	56
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(124)	—	(124)
Total intangible assets	64	$99,925	$(44,539)	$55,386

	December 31, 2019
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies and content library	66	$43,268	$(18,395)	$24,873
Customer lists	47	9,970	(8,210)	1,760
Trade and domain names	46	10,873	(6,169)	4,704
Non-compete agreements	31	2,018	(1,890)	128
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(398)	—	(398)
Total intangible assets	58	$69,331	$(34,664)	$34,667

During the three and nine months ended September 30, 2020, amortization expense related to our finite-lived intangible assets totaled approximately $4.4 million and $9.9 million, respectively. During the three and nine months ended September 30, 2019, amortization expense related to our finite-lived intangible assets totaled approximately $1.5 million and $5.0 million, respectively.

As of September 30, 2020, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2020	$4,404
2021	13,320
2022	10,889
2023	8,760
2024	5,707
Thereafter	8,706
Total	$51,786

Note 8. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Concurrently with the offering of the 2026 notes, 2025 notes and 2023 notes, we used $103.4 million, $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions.

The total net proceeds from the notes are as follows (in thousands):

	2026 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$800,000	$345,000
Less initial purchasers’ discount	(15,000)	(18,998)	(8,625)
Less other issuance costs	(904)	(822)	(757)
Net proceeds	$984,096	$780,180	$335,618

In connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million. Of the $501.7 million consideration, we allocated $156.1 million and $345.6 million to the liability and equity components of the exchanged 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the exchange was $152.8 million resulting in a $3.3 million loss on early extinguishment of debt which was recorded in other (expense) income, net in our condensed consolidated statements of operations. Additionally, we terminated 2023 notes capped call transactions underlying 6,380,815 shares of our common stock and received cash proceeds of $57.4 million. As of September 30, 2020, $173.0 million of aggregate principal amount of the 2023 notes remain outstanding and 6,419,850 shares remain underlying the 2023 notes capped call transactions.

The notes are our senior, unsecured obligations and are governed by indenture agreements by and between us and Wells Fargo Bank, National Association, as Trustee (the indentures). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2025 notes bear interest of 0.125% per year which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The 2025 notes will mature on March 15, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2023 notes bear interest of 0.25% per year which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The 2023 notes will mature on May 15, 2023, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Each $1,000 principal amount of the 2025 notes will initially be convertible into 19.3956 shares of our common stock. This is equivalent to an initial conversion price of approximately $51.56 per share, which is subject to adjustment in certain circumstances. Each $1,000 principal amount of the 2023 notes will initially be convertible into 37.1051 shares of our common stock. This is equivalent to an initial conversion price of approximately $26.95 per share, which is subject to adjustment in certain circumstances.

Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, December 15, 2024 for the 2025 notes and February 15, 2023 for the 2023 notes, the notes are convertible at the option of holders only upon satisfaction of the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 for the 2026 notes, June 30, 2019 for the 2025 notes, and June 30, 2018 for the 2023 notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the respective conversion price for the notes on each applicable trading day;
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

On or after June 1, 2026 for the 2026 notes, December 15, 2024 for the 2025 notes and February 15, 2023 for the 2023 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election.

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

The conditions allowing holders of the 2026 notes to convert were not met and therefore the 2026 notes are not convertible. The first circumstance allowing holders of the 2025 notes to convert was met during the three months ended September 30, 2020 and therefore, the 2025 notes are convertible starting October 1, 2020 through December 31, 2020. The first circumstance allowing holders of the 2023 notes to convert was met during the three months ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, June 30, 2019, and March 31, 2019 and therefore, the 2023 notes were and are convertible starting April 1, 2019 through September 30, 2019 and from January 1, 2020 through December 31, 2020. During the three and nine months ended September 30, 2020, aside from the exchange of $172.0 million aggregate principal amount of the 2023 notes discussed above, we received immaterial requests for conversion of the 2023 notes which we settled in cash during the three and nine months ended September 30, 2020.

In accounting for their issuance, we separated the notes into liability and equity components. The carrying amount of the liability components for the 2026 notes, 2025 notes and 2023 notes of approximately $758.7 million, $588.0 million and $280.8 million, respectively, was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity components for the 2026 notes, 2025 notes and 2023 notes of approximately $241.3 million, $212.0 million and $64.2 million, respectively, representing the conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the notes. This difference between the principal amount of the notes and the liability components represents the debt discount, presented as a reduction to the notes on our condensed consolidated balance sheets, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity components of the notes are included in additional paid-in capital on our condensed consolidated balance sheets and are not remeasured as long as they continue to meet the conditions for equity classification.

We incurred issuance costs related to the 2026 notes, 2025 notes and 2023 notes of approximately $15.9 million, $19.8 million, $9.4 million, respectively. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the notes. Issuance costs attributable to the liability components for the 2026 notes, 2025 notes and 2023 notes of approximately $12.1 million, $14.6 million and $7.6 million, respectively, were recorded as debt issuance cost, presented as a reduction to the notes on our condensed consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity components for the 2026 notes, 2025 notes and 2023 notes were approximately $3.8 million, $5.3 million and $1.7 million, respectively, and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	September 30, 2020			December 31, 2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$1,000,000	$800,000	$173,018	$800,000	$345,000
Unamortized debt discount	(236,809)	(158,077)	(16,484)	(184,698)	(42,280)
Unamortized issuance costs	(11,842)	(10,862)	(1,960)	(12,691)	(5,028)
Net carrying amount (liability)	$751,349	$631,061	$154,574	$602,611	$297,692

The net carrying amount of the equity component of the notes is as follows (in thousands):

	September 30, 2020			December 31, 2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Debt discount for conversion option	$241,300	$212,000	$32,193	$212,000	$64,193
Issuance costs	(3,838)	(5,253)	(877)	(5,253)	(1,749)
Net carrying amount (equity)	$237,462	$206,747	$31,316	$206,747	$62,444

As of September 30, 2020, the remaining lives of the 2026 notes, 2025 notes and 2023 notes were approximately 5.9 years, 4.5 years and 2.6 years, respectively. Based on the closing price of our common stock of $71.44 on September 30, 2020, the if-converted value of the 2026 notes was approximately $664.2 million, which was less than the principal amount of $1.0 billion by approximately $335.8 million, the if-converted value of the 2025 notes was approximately $1,108.5 million, which exceeds the principal amount of $800 million by approximately $308.5 million and the if-converted value of the 2023 notes was approximately $458.6 million, which exceeds the principal amount of $173 million by approximately $285.6 million.

The effective interest rates of the liability components for the 2026 notes, 2025 notes and 2023 notes are 4.63%, 5.40% and 4.34%, respectively, and each is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,
	2020			2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$252	$169	$252	$217
Amortization of debt discount	4,491	8,938	2,458	8,939	3,161
Amortization of issuance costs	225	614	292	614	375
Total interest expense	$4,716	$9,804	$2,919	$9,805	$3,753

	Nine Months Ended September 30,
	2020			2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$750	$599	$517	$645
Amortization of debt discount	4,491	26,621	8,709	18,363	9,377
Amortization of issuance costs	225	1,829	1,035	1,262	1,112
Total interest expense	$4,716	$29,200	$10,343	$20,142	$11,134

Capped Call Transactions

Concurrently with the offering of the 2026 notes, 2025 notes and 2023 notes, we used $103.4 million, $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and cover 9,297,800, 15,516,480 and 6,419,850 shares of our common stock for the 2026 notes, 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes, $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Pursuant to the CID, the FTC has requested responses to interrogatories and the production of documents pertaining to data breach incidents and our data security and privacy practices generally. Efforts are currently underway to collect the documents and information requested after reaching an agreement with the FTC on the order and timing of our responses.

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25,000 in damages as a result of the 2018 Data Incident. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel. We dispute that these claimants have a valid basis for seeking arbitration and assert that they have acted in bad faith. We have filed a motion seeking modification of the Court's order to arbitrate.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2020.

Note 11. Stockholders' Equity

Securities Repurchase Program

In June 2020, our board of directors approved a securities repurchase program pursuant to which we may, from time to time, repurchase up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program will end on December 31, 2021. There were no securities repurchased during the three months ended September 30, 2020.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$262	$96	$644	$295
Research and development	8,433	5,741	23,044	15,876
Sales and marketing	2,431	1,843	7,053	5,405
General and administrative	10,403	9,185	28,668	25,779
Total share-based compensation expense	$21,529	$16,865	$59,409	$47,355

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	6,909,530	$24.04
Granted	2,462,160	43.54
Released	(3,591,076)	18.89
Canceled	(409,544)	30.57
Balance at September 30, 2020	5,371,070	$35.92

As of September 30, 2020, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $122.8 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.0 years.

Note 12. Income Taxes

We recorded an income tax provision of approximately $1.1 million and $2.9 million during the three and nine months ended September 30, 2020, respectively, primarily due to state and foreign income tax expense. We recorded an income tax provision of approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2019, respectively, primarily due to state and foreign income tax expense.

Note 13. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2020, we purchased $0.3 million and $1.1 million, respectively, and during the three and nine months ended September 30, 2019, we purchased $0.4 million and $1.9 million, respectively, of services from Adobe. We had no revenues during the three months ended September 30, 2020 and $0.1 million of revenues during the nine months ended September 30, 2020 from Adobe. We had no revenues during the three and nine months ended September 30,

2019 from Adobe. We had $0.1 million and $0.2 million of payables as of September 30, 2020 and December 31, 2019, respectively, to Adobe. We had no outstanding receivables as of September 30, 2020 and December 31, 2019 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and nine months ended September 30, 2020, we incurred payment processing fees of $0.5 million and $1.5 million, respectively, and during the three and nine months ended September 30, 2019, we incurred payment processing fees of $0.4 million and $1.2 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). We had no purchases of services from Synack during the three months ended September 30, 2020 and $0.1 million during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, we purchased $0.1 million and $0.4 million, respectively, of services from Synack.

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

During the three and nine months ended September 30, 2020, we generated net revenues of $154.0 million and $438.6 million, respectively, and in the same periods had net losses of $37.1 million and $32.3 million, respectively. During the three and nine months ended September 30, 2019, we generated net revenues of $94.2 million and $285.4 million, respectively, and in the same periods had net losses of $11.5 million and $17.8 million, respectively. During the three and nine months ended September 30, 2020, the COVID-19 pandemic continued to have a positive impact to our business and results of operations as we saw an increase in the acceleration of subscriber growth and engagement with our learning platform. In the near-term, we currently expect it to continue to positively impact our business and results of operations and have expanded our efforts to meet the increase in demand for our services including, but not limited to, hiring and customer support measures. However, the COVID-19 pandemic also subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes, whether they will successfully transition to online education, or how well they will overcome the impacts of the COVID-19 pandemic.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to become profitable and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic. These risks and uncertainties are described in greater detail in Part II, Item 1A, “Risk Factors.”

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

In the aggregate, Chegg Services revenues were 77% and 79% of net revenues during the three and nine months ended September 30, 2020, respectively, and 74% and 79% of net revenues during the three and nine months ended September 30, 2019, respectively.

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

In the aggregate, Required Materials revenues were 23% and 21% of net revenues during the three and nine months ended September 30, 2020, respectively, and 26% and 21% of net revenues during the three and nine months ended September 30, 2019, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Net revenues	$154,018	100%	$94,151	100%	$438,617	100%	$285,422	100%
Cost of revenues(1)	62,370	40	22,164	24	148,284	34	66,017	23
Gross profit	91,648	60	71,987	76	290,333	66	219,405	77
Operating expenses:
Research and development(1)	44,041	29	36,442	39	123,956	28	101,199	35
Sales and marketing(1)	24,625	16	16,822	18	60,621	14	47,334	17
General and administrative(1)	40,784	26	23,752	25	98,221	22	70,044	25
Restructuring charges	—	—	28	—	—	—	97	—
Total operating expenses	109,450	71	77,044	82	282,798	64	218,674	77
(Loss) income from operations	(17,802)	(11)	(5,057)	(6)	7,535	2	731	—
Total interest expense, net and other (expense) income, net	(18,272)	(12)	(5,797)	(6)	(36,924)	(8)	(16,723)	(6)
Loss before provision for income taxes	(36,074)	(23)	(10,854)	(12)	(29,389)	(6)	(15,992)	(6)
Provision for income taxes	1,066	(1)	623	(1)	2,875	(1)	1,832	—
Net loss	$(37,140)	(24)%	$(11,477)	(13)%	$(32,264)	(7)%	$(17,824)	(6)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$262		$96		$644		$295
Research and development	8,433		5,741		23,044		15,876
Sales and marketing	2,431		1,843		7,053		5,405
General and administrative	10,403		9,185		28,668		25,779
Total share-based compensation expense	$21,529		$16,865		$59,409		$47,355

Three and Nine Months Ended September 30, 2020 and 2019

Net Revenues

The following tables set forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Chegg Services	$118,895	$69,304	$49,591	72%
Required Materials	35,123	24,847	10,276	41
Total net revenues	$154,018	$94,151	$59,867	64

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Chegg Services	$345,258	$224,903	$120,355	54%
Required Materials	93,359	60,519	32,840	54
Total net revenues	$438,617	$285,422	$153,195	54

Chegg Services revenues increased $49.6 million, or 72%, and $120.4 million, or 54%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to a 69% increase in subscriber growth, during the three months ended September 30, 2020 compared to the same period in 2019, driven by increased global penetration, our efforts to reduce account sharing, the widespread transition to remote learning as a result of the COVID-19 pandemic, and subscribers from our recent acquisitions. We currently expect a positive impact to our business and results of operations in the near term as a result of the aforementioned drivers in subscriber growth. Chegg Services revenues were 77% and 79% of net revenues during the three and nine months ended September 30, 2020, respectively, and 74% and 79% of net revenues during the three and nine months ended September 30, 2019, respectively. Required Materials revenues increased $10.3 million, or 41%, and $32.8 million, or 54%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to revenues from print textbooks that we own which are recognized as the total transaction amount ratably over the lease term as opposed to a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Required Materials revenues were 23% and 21% of net revenues during the three and nine months ended September 30, 2020, respectively, and 26% and 21% of net revenues during the three and nine months ended September 30, 2019, respectively.

Cost of Revenues

The following tables set forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Cost of revenues(1)	$62,370	$22,164	$40,206	181%

(1) Includes share-based compensation expense of:	$262	$96	$166	173%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Cost of revenues(1)	$148,284	$66,017	$82,267	125%

(1) Includes share-based compensation expense of:	$644	$295	$349	118%

Cost of revenues increased and gross margins decreased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily attributable to costs associated with our ownership of print textbooks.

Cost of revenues increased $40.2 million, or 181%, during the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to higher order fulfillment fees of $19.6 million, higher cost of purchased textbooks of $7.1 million, higher depreciation of print textbooks of $3.6 million, higher employee-related expenses of $2.9 million, higher amortization of content of $2.6 million, higher customer support fees of $2.1 million, and higher payment processing fees of $1.4 million. Gross margins decreased to 60% during the three months ended September 30, 2020, from 76% during the same period in 2019.

Cost of revenues increased $82.3 million, or 125%, during the nine months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to higher order fulfillment fees of $39.3 million, higher depreciation of print textbooks of $10.7 million, higher cost of purchased textbooks of $9.1 million, higher amortization of content of $6.6 million, higher employee-related expenses of $6.5 million, higher customer support fees of $4.2 million, higher payment processing fees of $3.7 million, and higher payments made to tutors of $1.0 million, partially offset by the net gain on textbook library of $2.0 million . Gross margins decreased to 66% during the nine months ended September 30, 2020, from 77% during the same period in 2019.

Operating Expenses
The following tables set forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Research and development(1)	$44,041	$36,442	$7,599	21%
Sales and marketing(1)	24,625	16,822	7,803	46
General and administrative(1)	40,784	23,752	17,032	72
Restructuring charges	—	28	(28)	n/m
Total operating expenses	$109,450	$77,044	$32,406	42%

(1) Includes share-based compensation expense of:
Research and development	$8,433	$5,741	$2,692	47%
Sales and marketing	2,431	1,843	588	32
General and administrative	10,403	9,185	1,218	13
Share-based compensation expense	$21,267	$16,769	$4,498	27%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Research and development(1)	$123,956	$101,199	$22,757	22%
Sales and marketing(1)	60,621	47,334	13,287	28
General and administrative(1)	98,221	70,044	28,177	40
Restructuring charges	—	97	(97)	n/m
Total operating expenses	$282,798	$218,674	$64,124	29%

(1) Includes share-based compensation expense of:
Research and development	$23,044	$15,876	$7,168	45%
Sales and marketing	7,053	5,405	1,648	30
General and administrative	28,668	25,779	2,889	11
Share-based compensation expense	$58,765	$47,060	$11,705	25%
_______________________________________
n/m - not meaningful

Research and Development

Research and development expense increased $7.6 million, or 21%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in employee-related expenses of $3.1 million, higher share-based compensation expense of $2.7 million, and higher technology expenses to support our research and development of $2.2 million, compared to the same period in 2019. Research and development expense as a percentage of net revenues were 29% during the three months ended September 30, 2020 compared to 39% during the same period in 2019.

Research and development expense increased $22.8 million, or 22%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in employee-related expenses of $10.0 million, higher share-based compensation expense of $7.2 million, and higher technology expenses to support our research and development of $6.7 million, compared to the same period in 2019. Research and development expense as a percentage of net revenues were 28% during the nine months ended September 30, 2020 compared to 35% during the same period in 2019.

Sales and Marketing

Sales and marketing expense increased by $7.8 million, or 46%, during the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense, including our international marketing spend, of $4.9 million, higher employee-related expenses of $2.1 million, and higher share-based compensation expense of $0.6 million, compared to the same period in 2019. Sales and marketing expense as a percentage of net revenues were 16% during the three months ended September 30, 2020 compared to 18% during the same period in 2019.

Sales and marketing expense increased by $13.3 million, or 28%, during the nine months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to higher streaming radio and display advertisement marketing expense, including our international marketing spend, of $8.3 million, higher employee-related expenses of $3.1 million, and higher share-based compensation expense of $1.6 million, compared to the same period in 2019. Sales and marketing expense as a percentage of net revenues were 14% during the nine months ended September 30, 2020 compared to 17% during the same period in 2019.

General and Administrative

General and administrative expense increased $17.0 million, or 72%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to an impairment charge on our investment in WayUp, Inc. of $10.0 million, which was the result of the uncertainty around WayUp's ability to raise additional funding to support their future operations., higher employee-related expenses of $5.1 million, and higher share-based compensation expense of $1.2 million, compared to the same period in 2019. General and administrative expense as a percentage of net revenues were 26% during the three months ended September 30, 2020 compared to 25% during the same period in 2019.

General and administrative expense increased $28.2 million, or 40%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to an impairment charge on our investment in WayUp of $10.0 million, which was the result of the uncertainty around WayUp's ability to raise additional funding to support their future operations., higher employee-related expenses of $10.0 million, higher professional fees of $3.0 million largely driven by expenses related to our acquisition of Mathway, and higher share-based compensation expense of $2.9 million, compared to the same period in 2019. General and administrative expense as a percentage of net revenues were 22% during the nine months ended September 30, 2020 compared to 25% during the same period in 2019.

The increases in employee-related expenses during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are largely driven by employees from our acquisition of Thinkful.

Interest Expense and Other (Expense) Income, Net

The following tables set forth our interest expense and other (expense) income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Interest expense, net	$(17,468)	$(13,548)	$(3,920)	n/m
Other (expense) income, net	(804)	7,751	(8,555)	n/m
Total interest expense, net and other (expense) income, net	$(18,272)	$(5,797)	$(12,475)	n/m

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Interest expense, net	$(44,320)	$(31,294)	$(13,026)	n/m
Other (expense) income, net	7,396	14,571	(7,175)	n/m
Total interest expense, net and other (expense) income, net	$(36,924)	$(16,723)	$(20,201)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net increased during the three months ended September 30, 2020, compared to the same period in 2019 as a result of interest expense related to the 2026 notes. Interest expense, net increased during the nine months ended September 30, 2020, compared to the same periods in 2019, as a result of interest expense related to the 2026 notes and 2025 notes.

Other (expense) income, net, decreased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, as a result of lower interest income earned on our investments due to lower interest rates and the $3.3 million loss on early extinguishment of debt primarily related to the partial exchange of the 2023 notes.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Provision for income taxes	$1,066	$623	$443	71%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Provision for income taxes	$2,875	$1,832	$1,043	57%

We recorded an income tax provision of approximately $1.1 million and $2.9 million during the three and nine months ended September 30, 2020, respectively, and an income tax provision of approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2019, respectively. The increase during the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.8 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2020, our board of directors approved a securities repurchase program pursuant to which we may, from time to time, repurchase up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program will end on December 31, 2021. There were no securities repurchased during the three months ended September 30, 2020.

In August 2020, March/April 2019 and April 2018, we closed offerings of our 2026 notes, 2025 notes and 2023 notes generating net proceeds of approximately $984.1 million, $780.2 million and $335.6 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2026 notes, 2025 notes and 2023 notes mature on September 1, 2026, March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

As of September 30, 2020, we have incurred cumulative losses of $448.6 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes, 2025 notes and 2026 notes offerings, and cash generated from operations.

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

Most of our cash is held in the United States. As of September 30, 2020, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds, however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$168,655	$86,575
Net cash used in investing activities	(750,942)	(610,384)
Net cash provided by financing activities	722,445	599,627

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 was $168.7 million. Our net loss of $32.3 million was increased by the change in our deferred revenue of $32.2 million and accrued liabilities of $34.3 million. Additionally, we had significant non-cash operating expenses including print textbook depreciation expense of $10.7 million, other depreciation and amortization expense of $33.1 million, share-based compensation expense of $59.4 million, the amortization of debt discount and issuance costs of $42.9 million, the loss from impairment of strategic equity investment of $10.0 million and the loss on early extinguishment of debt of $3.3 million, partially offset by repayment of convertible senior notes attributable to debt discount of $14.9 million and gain on textbook library, net of $2.0 million.

Net cash provided by operating activities during the nine months ended September 30, 2019 was $86.6 million. Our net loss of $17.8 million was offset by significant non-cash operating expenses including other depreciation and amortization expense of $21.4 million, share-based compensation expense of $47.4 million, and the amortization of debt discount and issuance costs related to the notes of $30.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 was $750.9 million and was related to the purchases of investments of $968.1 million, the purchases of textbooks of $49.6 million, the purchases of property and equipment of $57.5 million, the acquisition of business of $92.8 million and the purchase of strategic equity investment of $2.0 million, partially offset by the maturity of investments of $412.0 million and proceeds from the disposition of textbooks of $7.0 million.

Net cash used in investing activities during the nine months ended September 30, 2019 was $610.4 million and was related to the purchases of property and equipment of $31.5 million and the purchases of investments of $822.9 million, partially offset by the maturity of investments of $190.7 million and proceeds from sale of investments of $53.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 was $722.4 million and was related to the proceeds from issuance of 2026 notes, net of issuance costs, of $984.1 million, proceeds from 2023 notes capped call instruments of $57.4 million, and proceeds from the issuance of common stock under stock plans of $9.2 million, partially offset by repayment of a portion of our 2023 notes of $159.7 million, purchase of the convertible senior notes capped call instruments related to our 2026 notes of $103.4 million and payment of $65.2 million in taxes related to the net share settlement of equity awards.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $599.6 million and was related to the proceeds from issuance of 2025 notes, net of issuance costs, of $780.2 million and proceeds from the issuance of common stock under stock plans of $27.7 million, partially offset by purchase of the convertible senior notes capped call instruments related to our 2025 notes of $97.2 million, the payment of $91.1 million in taxes related to the net share settlement of equity awards, and the repurchase of common stock of $20.0 million done in connection with the issuance of the convertible senior notes.

Contractual Obligations and Other Commitments

In August 2020, we issued $1.0 billion in aggregate principal amount of 2026 notes and exchanged $172.0 million aggregate principal amount of the 2023 notes. See Note 8, “Convertible Senior Notes,” of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There were no other material changes in our commitments under contractual obligations, as disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

Through September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our critical accounting policy on textbook library, there have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We review the accelerated method of depreciation to ensure consistency with the value of the print textbooks to our customers during their useful life. Based on historical experience, we believe that a print textbook has more value to our customers and us early in its life and therefore an accelerated depreciation method best reflects the actual pattern of decline in economic value and aligns with the print textbooks’ deteriorating condition over time. In addition, we consider the utilization of the print textbooks and the revenues we can earn, recognizing that a used print textbook rents for a lower amount than a new print textbook. Should the actual rental activity or deterioration of print textbooks differ from our estimates, the gain or loss on print textbooks liquidated or the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis could differ in any given period, which could have a material impact to our results of operations.

In addition, we evaluate the appropriateness of the estimated salvage value and useful life estimates based on historical transactions with both vendors and customers and reviewing a blend of actuals and estimates of the lifecycle of each print textbook. Our estimates utilize data from historical experience, including actual proceeds from print textbooks as a percentage of original sourcing costs, channel mix and the projected value of a print textbook in relation to the original source cost over time. As we continue to accumulate additional data related to our print textbook library, we may make refinements in the estimated salvage value, method of depreciation, or useful life. Any potential refinements could impact our print textbook depreciation expense, the gain or loss on print textbooks liquidated, or the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis and could have a material impact to our results of operations.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1. Background and Basis of Presentation of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In August 2020, we issued $1.0 billion in aggregate principal amount of 2026 notes. We carry these notes at face value less unamortized debt discount and debt issuance costs on our condensed consolidated balance sheets. Because the notes do not bear interest, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 8, “Convertible Senior Notes,” of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

There have been no other material changes in our market risk during the nine months ended September 30, 2020, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Pursuant to the CID, the FTC has requested responses to interrogatories and the production of documents pertaining to data breach incidents and our data security and privacy practices generally. Efforts are currently underway to collect the documents and information requested after reaching an agreement with the FTC on the order and timing of our responses.

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25,000 in damages as a result of the 2018 Data Incident. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel. We dispute that these claimants have a valid basis for seeking arbitration and assert that they have acted in bad faith. We have filed a motion seeking modification of the Court's order to arbitrate.

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

The COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Further, the full effects of the pandemic cannot be predicted as a result of uncertainties including the extent and rate of the spread, the possibility and timing of any vaccine, treatment, or cure or stop to the spread, and the potential for additional peaks in infection rates. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, school and business closures and restrictions, and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers and partners, and disrupt our operations. Changes in our operations with respect to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and marketing and order fulfillment efforts and could result in additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.

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

While our business was not materially and adversely affected by the COVID-19 pandemic during the three and nine months ended September 30, 2020, the future effects of the pandemic may have a material adverse impact on our business and result of operations in the near-term. The extent of the impact on our business will depend on future developments, which are uncertain and cannot be predicted. COVID-19 and related governmental reactions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:

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

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the three and nine months ended September 30, 2020 were $37.1 million and $32.3 million, respectively, and for the three and nine months ended September 30, 2019 were $11.5 million and $17.8 million, respectively. As of September 30, 2020, we had an accumulated deficit of $448.6 million. We expect to make significant investments in the development and expansion of our business and our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services; increasing competition, particularly for the price of textbooks; decreased spending on education; and other risks described in this Quarterly Report on Form 10-Q. We may encounter unforeseen expenses, challenges, complications, and delays, and other unknown factors, many of which are exacerbated by the effects of the COVID-19 pandemic, as we pursue our business plan and our business model continues to evolve. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure and scale our operations more efficiently. We also may need to reduce our costs or implement changes in our product offerings to improve the predictability of our revenues. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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
•the Telephone Consumer Protection Act of 1991 (the (TCPA) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA; and
•the CCPA, which came into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state and international laws and regulations regarding privacy and data protection, including the CCPA, are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe and including the Data Protective Directive and the General Data Protection Regulation (the GDPR), are often more restrictive than those in the United States. Many of these laws and regulations, including the GDPR, are relatively new and it is not clear how these acts will be interpreted and the breadth of services and the methods of how we conduct or propose to conduct our business that will be restricted or otherwise effected by them. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data, including data relating to students or partners outside the United States, or alter our ability to use cookies to deliver advertising and other products to users. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. For example, in 2015 the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, including the recently implemented GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our results of operations.

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the 2018 Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the United States District Court for the Northern District of California against us and our CEO.  The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results. Further, on June 18, 2020, we received a CID from the FTC to determine whether we may have violated Section 5 of the FTC Act or the COPPA, as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Also, as of October 2020, we have received notices that an aggregate of 16,691 arbitration demands were filed against us by individuals alleging to have suffered damages in connection with the 2018 Data Incident. For further information on such actions, see Part II, Item 1, “Legal Proceedings.”

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

We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships to protect our intellectual property and proprietary rights. As of September 30, 2020, we had 33 issued patents and 12 patent applications pending in the United States. We own four U.S. copyright registrations and have unregistered copyrights in our software documentation, marketing materials, and website content that we develop. We own 34 U.S. trademark registrations and 28 foreign registrations. As of September 30, 2020, we owned over 700 registered domain names. We also have a number of pending trademark applications in the United States and foreign jurisdictions and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad. Nevertheless, these applications may not be approved or otherwise provide the full protection we seek. Third parties may challenge any patents, copyrights, trademarks and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks and other proprietary rights and we may not be able to prevent infringement, misappropriation or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content, and our services.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in November 2013 at a price of $12.50 per share, our stock price has ranged from $3.15 to $89.82 through September 30, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Risks Related to Our Convertible Senior Notes

Servicing our 0.0% convertible senior notes due 2026 (the "2026 notes"), 0.125% convertible senior notes due 2025 (the “2025 notes”) and 0.25% convertible senior notes due 2023 (the “2023 notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In August 2020, we issued $1.0 billion in aggregate principal amount of 2026 notes. In March 2019, we issued $700 million in aggregate principal amount of 2025 notes and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 2023 notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to September 2023 for the 2026 notes, March 2022 for the 2025 notes and May 2021 for the 2023 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

In August 2020, we issued $1.0 billion in aggregate principal amount of 2026 notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the issuance of the notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2020.

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

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended September 30, 2020 (in thousands, except share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 1 - July 31	—	$—	$—	$500,000
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
4.01	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	August 24, 2020	4.1
10.01	Form of Base Capped Call Transaction Confirmation	8-K	001-36180	August 24, 2020	99.1
10.02	Form of Additional Capped Call Transaction Confirmation	8-K	001-36180	August 24, 2020	99.2
10.03	Form of Exchange Agreement.	8-K	001-36180	August 24, 2020	99.3
10.04	Form of Unwind Agreement.	8-K	001-36180	August 24, 2020	99.4
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
October 26, 2020	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)