Form 10-K
period 2020-12-31
CHEGG, INC
filed 2021-02-22
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
(Title of class)

•Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
•Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
•Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
•Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
•Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
•The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was $8,183,064,276. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
•As of January 31, 2021, the Registrant had 129,423,416 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2020.

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

PART I

ITEM 1. BUSINESS

Overview

Chegg: A Smarter Way to Student®. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their careers with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Thinkful, and Mathway. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing service. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math Solver services. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills. In June 2020, we completed our acquisition of Mathway, LLC (Mathway), an online, on-demand math problem solving company that covers a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra and related disciplines. Beginning in January 2021, our Chegg Tutors service will no longer be offered as a standalone service but rather offered as an additional feature within our other Chegg Services allowing students to find live chat human help on our learning platform through our network of tutors. In 2020, approximately 6.6 million students subscribed to our Chegg Services, an increase of 67% year over year from 3.9 million in 2019.

Required Materials includes our print textbook and eTextbook offerings, which help students save money compared to the cost of buying new. We offer an extensive print textbook library primarily for rent and also for sale both on our own and through our print textbook partners. We partner with a variety of third parties to source print textbooks and eTextbooks directly or indirectly from publishers in the United States, including Cengage Learning, Pearson, McGraw Hill, Sage Publications, and John Wiley & Sons, Inc.

Our Offering

We offer products and services that help students improve their outcomes throughout their educational journey. Our offerings fall into two categories: Chegg Services, which encompasses our subscription services, and Required Materials, which primarily includes print textbooks and eTextbooks.

Chegg Services

Chegg Study. Our Chegg Study subscription service helps students master challenging concepts on their own through the use of “Expert Questions and Answers” and “Textbook Solutions.” We offer our “Expert Questions and Answers” service, which allows students to ask questions on our website and receive similarly detailed explanations from subject matter experts. For high demand print textbooks and eTextbooks, we offer “Textbook Solutions,” which are step-by-step explanations to help students solve the questions at the end of each chapter in their textbooks. As of December 31, 2020, Chegg had an archive of approximately 47 million Expert Questions and Answers and approximately 6 million Textbook Solutions, which students can immediately access through their paid subscription. These subscription services are available on our website and on mobile devices through our native application and our mobile website.

Chegg Writing. Our Chegg Writing service consists of a free, ad-supported service and a premium paid subscription service providing students with a suite of tools, including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Students can create citations from over 7,000 citation styles including MLA, APA, and Chicago. Students can also upload papers to have them scanned for plagiarism by checking against billions of sources and check for over 200 types of writing and grammar errors. Students can also have a writing professional proofread their papers and receive personalized feedback within 24 hours of submission. Chegg Writing also includes the popular website properties EasyBib, Citation Machine, BibMe, and CiteThisForMe.

Chegg Math Solver. Our Chegg Math Solver subscription service is a step-by-step math problem solver and calculator that helps students instantly solve problems in Pre-Algebra, Algebra, Pre-Calculus, Calculus, and Linear Algebra. When students need help solving math problems, they can use our tool to receive guided explanations to better understand the why and how for each step. This subscription service is available on our website and on mobile devices through our native application and our mobile website. In June 2020, we acquired Mathway, an online, on-demand math problem solving company that covers a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra and related disciplines. We expect this acquisition to strengthen our existing Chegg Math Solver service with the addition of new subjects, languages, and international reach.

Chegg Study Pack. Our Chegg Study Pack is a premium subscription bundle that consists of several of our most popular Chegg Services product offerings, including Chegg Study, Chegg Writing, Chegg Math Solver, video content, and practice quizzes. This package creates an integrated platform of connected academic support services that increases our value proposition to students. This subscription service is available on our website and on mobile devices through our mobile website. Chegg Study Pack is also available across our domestic and international markets.

Thinkful. Thinkful is our skills-based learning platform that offers professional courses in software engineering, UX/UI design, digital marketing, data science, product management, data analytics, product design, and technical project management directly to students across the United States. Thinkful focuses on teaching students the most in-demand technology skills so that they can be prepared for the workforce. Students have the option to sign up for courses under two different study plans: immersion and flex. Immersion courses are highly intensive, full time courses requiring 50-60 hours per week and provide for students to graduate in about five months. Flex courses allow for students to set their own schedule requiring 25-30 hours per week and provide for students to graduate in about six months. In addition to the courses, our Thinkful offering provides students with networking, interviewing, and career services.

Other Services. We also provide students with other services, such as Chegg Prep and Chegg Internships.

Required Materials

Print Textbooks and eTextbooks. For students looking to save on the cost of required materials, we rent and sell print textbooks and eTextbooks. Most of the print textbook transactions are rentals, although we also offer both new and used textbooks for sale at a slight markup to our acquisition cost. In 2014, we implemented a partnership with Ingram, which we expanded in May 2015, so that Ingram fulfilled our print textbook rentals and sales. In October 2019, we signed a strategic logistics agreement with FedEx Supply Chain, Inc. (FedEx). In January 2020, we began making purchases in our print textbook library and in February 2020, we began to transition logistics and warehousing services from Ingram to FedEx. We have also entered into agreements with other partners to provide their textbooks for rental or sale. In participation with certain publishers, we also offer “Instant Access” to eTextbooks as a one-week free trial of our eTextbook service, and allow the student to access the eTextbook while the print copy is in transit. All eTextbooks obtained from Chegg are viewed through our eTextbook reader which provides students with eTextbooks on PCs, tablets and smart phones, providing access anytime, anywhere that students are connected to the Internet and students can save a portion of the book for offline access. The eTextbook reader enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with the ability to view highlighting and notes across platforms.

Technology and Platform Integration

Our technology is designed to create a direct-to-student learning platform that will continue to enable our growth at scale. We employ technological innovations whenever possible to increase efficiency and scale in our business. Our products rely upon and leverage the information underlying our “Student Graph” and “Content Graph Technology” discussed in more detail below. We will continue to invest in building technologies around our data, search and solutions. The key elements of our technology platform are:

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

    Search. Search is an easy on-ramp for students to discover all of our services. Students can search by book, ISBN, author’s name or course. Many students come to us for textbook rentals, and in our search results we not only provide the relevant textbook, but also begin to build awareness of our other services. For instance, when a student searches for a textbook, we can show relevant Chegg Study solutions or Flashcard decks.

    Data Sourcing and Content Graph Technology. Not all information relevant to students on our platform is made available by service, product, list or user-input. Therefore, we have developed proprietary technologies to collect disparate, distributed sets of data. For example, we access data from public and private sources to integrate into our platform to inform our decisions about our textbook catalog and pricing.

    Mobile Solutions. We have mobile applications on Apple iOS and Google Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API). Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons and Chegg Flashcards.

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

    Information Security. Our platform includes encryption, antivirus, firewall, intrusion prevention, and patch-management technologies to help protect our systems distributed across cloud-hosting providers and our business offices. Our existing products and services undergo periodic security assessment. New features are developed according to our secure software development lifecycle process. We also monitor for anomalies relating to authentication, data transfers, system, and user behavior as well as cloud configuration changes.

    Internal Management Systems. We rely on third-party technology solutions and products as well as internally developed and proprietary systems, in which we have made substantial investment, to provide rapid, high-quality customer service, internal communication, software development, deployment, and maintenance.

Customers

In 2020, 8.2 million individuals paid for our products and services, up from 5.8 million and 5.1 million in 2019 and 2018, respectively.

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

Student Advocacy

We are committed to providing a high level of customer service to our students and our brand promise of putting students first. We trust our students, understand the critical role our products and services have in their learning journey, and strive to resolve all problems quickly and thoroughly. Our student advocacy team can be reached directly through phone, email, and online chat during business hours. We also proactively monitor social media to identify and solve problems before we are otherwise informed of their existence. We endeavor to respond to students’ concerns within five minutes.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition in each aspect of our business. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, and Bartleby. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services such as Grammarly. For Chegg Math Solver and Mathway, we face competition from other equation solver services such as Photomath and Symbolab. For Thinkful, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy. Additionally, the market for textbooks is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

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

As of December 31, 2020, we had 33 issued patents that will expire between 2031 and 2037 and 12 patent applications pending in the United States. We own four U.S. copyrights registrations and have unregistered copyrights in our software documentation, marketing materials, and website content that we develop. We own the registered U.S. trademarks Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, and Thinkful, among others, as well as a variety of service marks. As of December 31, 2020, we owned over 700 registered domain names. We own 31 U.S. trademark registrations and 28 foreign registrations. We also have a number of pending trademark applications in the United States and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad.

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

Human Capital

As of December 31, 2020, we had 1,941 employees, of which 1,616 were full-time and 325 were part-time. Additionally, 815 were located outside the United States. None of our workforce is covered under a collective bargaining agreement. We appreciate that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages tailored to each of our locations around the world. All employees are offered training and development opportunities, from leadership training and coaching to career development programs for all levels of employees. We believe that a diverse workforce makes us a stronger company and helps us better serve the needs of our customers. We are focused on understanding our culture, belonging and diversity strengths and opportunities and defining and executing on a strategy to support further progress. We have employee-driven resource groups that are aligned around creating a culture of belonging and awareness for our diverse workforce. These groups are centered around gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for both personal and professional development. We continue to focus on building a strong talent pipeline to create more opportunities for workplace diversity, support greater representation within the organization, and build a company that is truly reflective of the diverse audience we serve.

2020 was truly an unprecedented year. As a result of the COVID-19 pandemic, our global employee population transitioned to working remotely overnight. With that change came many challenges for our employees that required us to increase our support programs. To help our employees with the change and uncertainty we implemented a childcare reimbursement program and provided technology and office equipment reimbursements for our employees to set up ergonomically safe workspaces at home. We also increased our mental health offerings to provide face to face video sessions with licensed mental health experts for all employees. We provided flexible time off for employees to deal with the challenges facing them from childcare, schooling, mental health and overall wellness. We also increased our all employee communications to help employees feel connected in a new virtual world.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005. We launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add Chegg Study, InstaEDU in 2014 to add tutoring services, internships.com in 2014 to add to Chegg Internships, Imagine Easy Solutions in 2016 to add Chegg Writing and programmatic advertising, Cogeon GmbH in 2017 to add Chegg Math Solver, WriteLab in 2018 to add enhanced features to Chegg Writing, StudyBlue in 2018 to add Chegg Prep, Thinkful in 2019 to add a skills-based learning platform and Mathway in 2020 to strengthen our Chegg Math Solver. We completed our initial public offering (IPO) in November 2013, a follow-on offering in August 2017, and issued convertible senior notes in April 2018, March/April 2019, and August 2020. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is www.investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC), which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.investor.chegg.com when such reports are available on the SEC’s website. We use our www.chegg.com/press website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor www.chegg.com/press, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including on our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by Chegg with the SEC, could adversely affect our business, financial condition, results of operations, and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and results of operations, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•The full effect of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen, or its effects may be prolonged, which could lead to a materially adverse effect on our business and results of operations.
•Our limited operating history and evolving digital offerings make it difficult to evaluate our current business and future prospects, and predict results of operations.
•Our future revenue depends on our ability to continue to attract new students, which have an inherently high rate of turnover primarily due to graduation.
•If search engines’ methodologies are modified or our search result page rankings decline for other reasons, student engagement with our website could decline, which may harm our business and results of operations.
•We face competition in aspects of our business, and we expect such competition to increase.
•We have a history of losses and we may not achieve or sustain profitability in the future.
•We rely on AWS and other third-party software and service providers to provide systems, storage, and services for our website and any disruption of such services or a material change to our arrangements could adversely affect our business.
•Our wide variety of accepted payment methods subjects us to third-party payment processing-related risks, including risks associated with credit card fraud.
•Our business is seasonal, and increased risk from disruption during peak periods makes our operating results difficult to predict.

•We depend on mobile app stores and operating systems to grow our student user base and their engagement with our learning platform.
•If we fail to convince brands of the benefits of advertising on our learning platform, or if platforms such as Google Chrome, Safari, or Firefox limit our access to advertising and marketing audiences, or the data required to effectively reach those audiences, our business could be harmed.
•Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our results of operations.
•Colleges and certain governments may restrict online access or access to our website, which could lead to the loss of or slowing of growth in our student user base and their level of engagement with our platform.
•Our international operations, and the expansion thereof, subject us to increased challenges, risks, and costs, which could adversely affect our business, financial condition, and results of operations.
•If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students, our results of operations could be adversely affected.
•Computer malware, viruses, hacking, phishing attacks, and spamming could harm our business and results of operations.
•Our stock price has been and will likely continue to be volatile.
•We may be subject to short selling strategies that may drive down the market price of our common stock.

Risks Related to Our Business and Industry

The full effect of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen, or its effects may be prolonged, which could lead to a materially adverse effect on our business and results of operations.

The full effects of the COVID-19 pandemic cannot be predicted because of many uncertainties, including the deployment and long-term efficacy of vaccines and ongoing infection rate surges. Governments and businesses have taken mitigation actions, including school and business closures, travel restrictions, and quarantines. These actions could cause a general slowdown in the U.S. and global economy, adversely impact our customers and partners, and disrupt our operations.

While our business was not materially and adversely affected by the COVID-19 pandemic during the year ended December 31, 2020, the COVID-19 pandemic may still have a material adverse impact on our business and result of operations in the near-term. We are continuously monitoring our business and operations to take appropriate actions to mitigate risks arising from the COVID-19 pandemic, but there can be no guarantee that the actions we take will be successful. Should the situation worsen or not improve, or our steps for risk mitigation fail, our business, liquidity, financial condition, results of operations, stock price and prospects may be materially and adversely affected.

All of our employees are currently working remotely because of the COVID-19 pandemic. The health of our employees is of primary concern and at this time and we cannot reasonably predict when our employees can return to our offices. We may need to take further precautionary measures to protect the health of our employees. Additionally, our management team is focused on ongoing planning for and mitigating the risks of COVID-19, which may reduce their time for other initiatives. The COVID-19 pandemic may lead to employee inefficiencies, operational and cybersecurity risks, logistics disruptions, and other circumstances which could have an adverse impact on our business and results of operations.

A significant number of U.S. and international colleges ceased in-person classes during 2020 in an attempt to ensure the safety of their students. Should the COVID-19 pandemic continue, colleges may face reduced enrollment and reduced income. Further, if the COVID-19 pandemic continues to limit the functionality of colleges and universities, they may not have the financial resources to withstand prolonged declines in enrollment, diminishing revenues and even potential shutdowns and may be forced to close. Additionally, uncertainties surrounding the COVID-19 pandemic have forced colleges to pay heightened attention to alternative methods of instruction, including online learning and related concerns, such as proctoring exams. This increase in attention and demand may lead to additional scrutiny from the faculty of more traditional institutions, such as colleges or universities.

Our limited operating history and evolving offerings make it difficult to evaluate our current business and future prospects, and predict results of operations.

Since July 2010, we have focused on expanding our offerings beyond textbooks, in many instances through the acquisition of other companies, such as Mathway and Thinkful. Our newer products and services, such as skills-based learning, may not be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment. Because we have a limited operating history, in particular operating a fully digital platform, and the market for our products and services is rapidly evolving, it is difficult to predict our results of operations, particularly with respect to our newer offerings, and the ultimate market size for our products and services. If the market for a comprehensive learning platform does not develop as we expect, or if we fail to address the needs of this market, our business and prospects could be harmed.

We face risks, expenses, and difficulties related to our specific business model, as well as those typically encountered by companies in their early stage of development, including the risks more fully described throughout this “Risk Factors” section as well as our ability to successfully accomplish the following, among other items:

•enhance and expand our Chegg Services offerings including developing new products and services;
•develop and pursue a profitable business model and pricing strategy;
•acquire complementary products and services to expand and enhance our offerings;
•attract and retain students and increase their engagement with both Chegg Services and Required Materials;
•expand our offerings internationally;
•prevent students from sharing accounts and cheating with other students; and
•develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term.

We anticipate that our ability to accurately forecast financial results for future periods will be most limited at the time we present our second quarter financial results, which will generally occur midsummer and precede the “fall rush.” Additionally, we expect our results of operations to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our results of operations may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•our ability to attract, retain and engage students with our offerings;
•changes to search engines and application marketplaces that drive traffic to our platform;
•the rate of adoption of our offerings;
•price competition and our ability to react appropriately to such competition;
•changes by our competitors to their product and service offerings, including price and materials;
•our ability to integrate acquired businesses, including personnel;
•our ability to identify and target sales of complementary products and services to our students;
•changes in demand and pricing for print textbooks and eTextbooks;
•the ability of our logistics partner to efficiently manage and operate fulfillment;
•disruptions to our and our fulfillment partner’s informational technology systems, particularly during peak periods;
•government regulations, in particular regarding privacy and advertising and taxation policies;
•operating costs and capital expenditures relating to expansion of our business; and
•general macroeconomic conditions and economic conditions.

We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations, and prospects may be materially and adversely affected.

Our future revenue depends on our ability to continue to attract new students, which have an inherently high rate of turnover primarily due to graduation.

The growth of our business depends on our ability to attract new students to use our products and services and to increase the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. The rate at which we expand our student user base and increase student engagement with our learning platform may decline or fluctuate because of several factors, including, among others:

•our ability to engage students with our suite of Chegg Services and to introduce new products and services that are favorably received by students;
•our ability to produce compelling and engaging services, mobile applications and websites for students;
•our ability and our fulfillment partner’s ability to consistently provide students with a convenient, high- quality experience for selecting, receiving, and returning print textbooks;
•our ability to accurately forecast and respond to student demand for print textbooks;
•the pricing of our physical textbooks and eTextbooks for rental or sale in relation to other alternatives;
•the rate of adoption of eTextbooks and our ability to capture a significant share of that market;
•changes in student spending levels or the number of students attending college; and
•the effectiveness of our sales and marketing efforts, including generating word-of-mouth referrals.

If we do not attract more students or if students do not increase their level of engagement with our platform, our revenues may grow more slowly than expected or decline. The student demographic is characterized by rapidly changing tastes, preferences, behavior, brand loyalty, and price sensitivity. Developing an enduring business model to serve this population is particularly challenging. Attracting new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus alternatives. If our efforts to satisfy our existing student user base are not successful or become less effective, or if the cost of such efforts were to significantly increase, we may not be able to attract new students as successfully or efficiently and, as a result, our business, results of operations, and financial condition could be adversely affected.

Additionally, even if we succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if we cannot offer competitive prices for our products and services or adequately prevent unauthorized account sharing of our subscription program services. If we fail to expand our user base, our business, results of operations, and financial condition could be adversely affected.

If search engines’ methodologies are modified or our search result page rankings decline for other reasons, student engagement with our website could decline, which may harm our business and results of operations.

We depend in part on various search engines to direct a significant amount of traffic to our website. Similarly, we depend on mobile app stores such as Google Play Store and the Apple App Store to allow students to locate and download Chegg mobile applications that enable our services. Our ability to maintain the number of students directed to our website is not entirely within our control. Our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours, or search engines could revise their methodologies to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our search result page ranking or in ways that make it harder for students to find our website, or if our competitors’ SEO efforts are more successful than ours, overall growth could slow, including the number of subscribers to Chegg Services, student engagement could decrease, and fewer students may use our platform. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of students directed to our website could harm our business and results of operations.

We face competition in aspects of our business, and we expect such competition to increase.

Our products and services compete for students and we expect such competition to increase. Chegg Services faces competition based on the particular offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, and Bartleby. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services such as Grammarly. For Chegg Math Solver and Mathway, we face competition from other equation solver services such as Photomath and Symbolab. For Thinkful, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy.

Additionally, the market for textbooks is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites. Many students purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, our Required Materials product line, which includes eTextbooks, competes primarily on price and further on selection and functionality and compatibility of the eTextbook Reader we utilize across a wide variety of desktop and mobile devices.

Our industry is evolving rapidly and some of our competitors have adopted, and may continue to adopt, aggressive pricing policies, less stringent standards for user-uploaded content, and devote substantially more resources to marketing, website, and systems development than we do. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than ours. We also face risks from strategic alliances by other education ecosystem participants. New competition may come from companies with greater brand recognition, and have significantly greater financial, marketing, and other resources than we do. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2020, 2019, and 2018 were $6.2 million, $9.6 million, and $14.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $422.6 million. We expect to make significant investments in the development and expansion of our business and, as a result, our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may be more expensive than we anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, decreased spending on education, and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, delays, and other unknown factors, many of which are exacerbated by the effects of the COVID-19 pandemic, as we pursue our business plan. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure, scale our operations more efficiently, reduce our costs, or implement changes in our product and services offerings. If we fail to timely implement these changes or we cannot implement them for any reason, including due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

If our efforts to build strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.

We believe our brands are a key asset of our business. Developing, protecting, and enhancing our “Chegg” brands are critical to expanding our student user base and increasing student engagement. Strong brands also help to counteract the significant student turnover we experience from year to year as students graduate, and differentiate us from our competitors.

To succeed in our efforts to strengthen our brands’ identity, we must, among other activities:

•maintain our reputation as a trusted technology platform and source of content, services, and textbooks for students;
•maintain and improve the quality of our existing products, services, and technologies;
•introduce compelling products and services;
•adapt to changing technologies and changes in the learning environment;
•protect user data, such as passwords and personally identifiable information;
•adapt to students’ rapidly changing tastes, preferences, behavior, and brand loyalties;
•continue to expand our reach to students in high school, graduate school, and internationally;
•ensure that the student-posted content to our website is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use, or the ethical codes of those students’ colleges;
•protect our trademarks and other intellectual property rights;
•convert and integrate the brands and students that we acquire into the Chegg brand and Chegg.com; and
•maintain and control the quality of our brand.

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brands or do so cost-effectively. Factors that could negatively affect our brands include, among others:

•changes in student sentiment about the quality or usefulness of our products and services;
•technical or other problems that prevent us from providing our products and services reliably or otherwise negatively affect the student experience with our products and services;
•concern from colleges about how students use our content offerings, such as our Expert Questions and Answers service;

•brand conflict between acquired brands and the Chegg brand;
•student concerns related to privacy and use of data in our products and services;
•the reputation or products and services of competitive companies; and
•students’ misuse of our products and services in ways that violate our terms of services, applicable laws, or the code of conduct at their colleges.

We rely on AWS and other third-party software and service providers to provide systems, storage, and services for our website and any disruption of such services or a material change to our arrangements could adversely affect our business.

We rely on AWS and other third-party software and service providers to provide systems, storage, and services, including user login authentication, for our website. Our reliance makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by third-party providers, including AWS, could harm our reputation or brand, cause us to lose subscribers or revenues or incur substantial recovery costs and distract management from operating our business. Further, these third-party software and service providers may experience operational difficulties due to the current COVID-19 pandemic, including increased usage of their software and services. If they cannot adapt to the increase in demand or fail to ensure availability of their software and services, our ability to service users’ requests may be impacted, which could have an adverse impact on our result of operations.

AWS may terminate its agreement with us upon 30 days’ notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our wide variety of accepted payment methods subjects us to third-party payment processing-related risks, including risks associated with credit card fraud.

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

We rely on third parties to provide payment processing services, including the processing and information storage of credit cards and debit cards. If these companies become unwilling or unable to provide these services to us, our business could be disrupted. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees; lose our ability to accept credit and debit card payments from our students or process electronic funds transfers; or facilitate other types of online payments, and our business and results of operations could be adversely affected.

We may experience some loss from fraudulent credit card transactions, including potential liability for not obtaining signatures from students in connection with the use of credit cards. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions could harm our business and results of operations.

Our business is seasonal, and increased risk from disruption during peak periods makes our operating results difficult to predict.

We derive a portion of our net revenues from print textbook rentals and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter, and spring academic terms. In particular, we and our partners experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and January. The increased volume of orders that we process during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our Required Materials revenues. If our distribution partners limited their service or otherwise suffer from business disruptions during these peak periods, we may be required to find alternatives for delivery, which may be more expensive, or we may be unable to deliver textbooks timely. If textbooks are not delivered timely to students, they could become dissatisfied and discontinue their use of our service, which could adversely affect our results of operations.

Revenues from Chegg Services, print textbooks that we own, and eTextbooks are primarily recognized ratably over the term a student subscribes to our Chegg Services, rents a print textbook or has access to an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. As a result of this seasonality, which corresponds to the academic calendar, our revenues may fluctuate significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our net revenues and operating results are not likely to be meaningful. In addition, should the current COVID-19 pandemic continue to worsen and colleges cannot withstand a prolonged shutdown, we may experience a shift or reduction in enrollments that could impact the seasonality of our business and further make our results of operations difficult to predict.

We depend on mobile app stores and operating systems to grow our student user base and their engagement with our learning platform.

There is no guarantee that students will use our mobile apps, such as the mobile version of our website, m.chegg.com, Chegg Prep, and Chegg Study, rather than competing products. We are dependent on the interoperability of our mobile apps with popular third-party mobile operating systems such as Google's Android and Apple's iOS, and their placement in popular app stores like the Google Play Store and the Apple App Store, and any changes in such systems that degrade our products’ functionality or give preferential treatment or app store placement to competitive products could adversely affect the access and usage of our applications on mobile devices. If it is more difficult for students to access and use our apps on their mobile devices, our student growth and engagement levels could be harmed.

If we fail to convince brands of the benefits of advertising on our learning platform, or if platforms such as Google Chrome, Safari, or Firefox limit our access to advertising and marketing audiences, or the data required to effectively reach those audiences, our business could be harmed.

Our business strategy includes increasing our revenues from brand advertising. Brands may not do business with us, or may reduce their advertising spend with us, if we do not deliver ads, sponsorships, and other commercial content and marketing programs effectively, or if they do not believe that their investment will generate a competitive return relative to other alternatives. Additionally, if platforms such as Google Chrome, Safari, or Firefox, limit our access to or understanding of advertising and marketing audiences, they could reduce our advertising rates and ultimately reduce our revenues from brand advertising. For example, the release of iOS 14 on Apple devices brought with it a number of new changes, including the need for app users to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which is currently expected to come into effect in 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As more users opt out of granting IDFA access, the ability of advertisers to accurately target and measure their advertising campaigns at the user level may become significantly limited and we may experience increased cost per registration. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising revenues, depends on a number of factors, some of which are outside of our control, such as the impact of macroeconomic conditions and legal developments relating to data privacy, advertising, legislation and regulation and litigation.

Our core value of putting students first may conflict with the short-term interests of our business.

We believe that adhering to our core value of putting students first is essential to our success and in the best interests of our company and the long-term interests of our stockholders. In the past, we have forgone, and in the future we may forgo, short-term revenue opportunities that we do not believe are in the best interests of students, even if our decision negatively impacts our results of operations in the short term. For example, we offer free services to students that require investment by us, such as our Chegg Internships service, to promote a more comprehensive solution. Our philosophy of putting students first may cause us to make decisions that could negatively impact our relationships with publishers, colleges, and brands, whose interests may not always be aligned with ours or those of our students. Our decisions may not result in the long-term benefits that we expect, in which case our level of student satisfaction and engagement, business, and results of operations could be harmed.

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
•the Telephone Consumer Protection Act of 1991 (the (TCPA) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing, such as do-no call lists and “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, state-level regulators and through the availability of statutory damages and class action lawsuits for violations of the TCPA; and
•the CCPA, which came into effect and became enforceable in 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA and CPRA require companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a private right of action for security breaches. The burdens imposed by the CCPA and CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure to comply.

Even if no relevant law or regulation is enacted, we may discontinue use or support of these activities if we become concerned that students or potential students deem them intrusive or they otherwise adversely affect our reputation, goodwill and brand. If our marketing activities are curtailed, our ability to attract new students may be adversely affected.

Our business and growth may suffer if we cannot hire and retain key personnel.

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our President, Chief Executive Officer, and Co-Chairperson, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract, and retain highly skilled personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and if we cannot attract or retain the personnel we need to succeed, our business may suffer.

We may need additional capital, and we cannot be sure that additional financing will be available on favorable terms, if at all.

Historically, investments in our business have substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, and cash flow from operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Additional financing may not be available to us on favorable terms when required or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our results of operations.

Our ability to deliver course content to students enrolled in Thinkful skills-based learning programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Thinkful's efforts to obtain necessary approvals and licenses began prior to our acquisition of the business and continues following the acquisition. We monitor changes to the state regulatory requirements applicable to our Chegg’s business activities, including Thinkful; however, if we do not obtain the appropriate licenses or address evolving state requirements, it may result in governmental or regulatory proceedings or actions by private litigants, which could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act, and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include obtaining government licenses, disclosures, consents, transfer restrictions, and notice and access provisions for which we may in the future need to build further infrastructure to support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines.

Moreover, as the education industry continues to evolve, increasing regulation by federal, state, and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is unclear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes.

Certain states have also adopted statutes, such as California Education Code § 66400, which prohibit the preparation or sale of material that should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations, and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content and learning programs that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs, and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our results of operations.

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

Our business is dependent on, among other factors, general economic conditions, which affect student spending and brand advertising. Prior to the COVID-19 pandemic, state and federal funding levels at colleges across the United States remained below historic levels, which led to increased tuition and decreased amounts of financial aid offered to students. The COVID-19 pandemic has adversely affected federal and state budgets for education and caused significant economic volatility. To the extent that these trends continue or the economy stagnates or worsens, students may elect to not attend colleges and universities and reduce the amount they spend on educational content and textbooks. In addition to decreased spending by students, colleges and brands may reduce their spend on our advertising services. Any of the foregoing may have an adverse effect on our business.

Colleges and certain governments may restrict online access or access to our website, which could lead to the loss of or slowing of growth in our student user base and their level of engagement with our platform.

The growth of our business and our brand depends on the ability of students to access the Internet and the products and services available on our website, in particular in non-U.S. countries. Colleges that provide students with access to the Internet either through on-campus computer terminals or Internet access points on campus could block or restrict access to our website, content, or services or the Internet generally for a number of reasons, including security, confidentiality, regulatory concerns, or if they believe our products or services contradict or violate their policies. If colleges modify their policies in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, the overall growth in our student user base would slow, student engagement would decrease and we would lose revenues. Any reduction in the number of students directed to our website would harm our business and results of operations.

We may be subject to greater than anticipated liabilities for income, property, sales, and other taxes, and any successful action by federal, state, foreign, or other authorities to collect additional taxes could adversely harm our business.

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. We collect sales taxes in all U.S. states with a sales tax and most local jurisdictions on our sales, rentals, and digital services sold through our commerce system including sales and rentals on behalf of our third-party publishers. In June 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al ruled that a state can require an online retailer with no in-state property or personnel to collect and remit sales and use tax on sales made to the state’s residents. It is possible that such taxes could be assessed by certain states retroactively for periods before the Wayfair decision on acquired products that are not sold through our commerce system. Any successful action by federal, state, foreign or other authorities to impose or collect additional income tax or compel us to collect and remit additional sales, use, value-added or similar taxes, either retroactively, prospectively or both, could harm our business, financial condition, and results of operations.

We may not be able to utilize a significant portion of our net operating loss or tax credit carryforwards, which could adversely affect our profitability.

At December 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses of approximately $674 million and $511 million, respectively, which if not utilized will begin to expire in 2028 and 2021 for federal and state purposes, respectively. An immaterial portion of the state net operating loss carryforwards expired in 2020. At December 31, 2020, we also had federal tax credit carryforwards of approximately $19.1 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $14.8 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $26 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky. Additionally, in response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (A.B. 85), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis.

The 2017 Tax Act changed both the federal deferred tax value of the net operating loss carryforwards and the rules of utilization of federal net operating loss carryforwards. The 2017 Tax Act lowered the corporate tax rate from 35% to 21% effective for our 2018 financial year. For net operating loss carryforwards generated in years prior to 2018, there is no annual limitation on the utilization and the carryforward period remains at 20 years; net operating loss carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire. However, the Coronavirus Aid, Relief, and Economic Security (CARES) Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carried forward from 2018 or later to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, net operating loss arising in 2018, 2019 and 2020 can be carried back five years.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock and the stock of acquired companies, we have previously experienced “ownership changes” under Section 382 and comparable state tax laws. We may experience ownership changes in the future as a result of future issuances and other transactions of our stock. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our effective tax rate may fluctuate as a result of new tax U.S. and worldwide laws, our interpretations of those new tax laws, and final guidance on 2017 Tax Act, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws, 2017 Tax Act’s final guidance, and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of new tax laws and final guidance on 2017 Tax Act. The new tax laws and 2017 Tax Act’s final guidance will have a meaningful impact on our provision for income taxes once we release our valuation allowance. Due to the complexities involved in applying the provisions of new tax legislation and 2017 Tax Act’s final guidance, we may make reasonable estimates of the effects in our financial statements. As we collect and prepare necessary data and interpret the new tax legislation as well as final guidance on 2017 Tax Act, we may make adjustments that could affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. The 2020 Finance Bill was passed by the Parliament of India as Financial Act with amendments. The 2020 Finance Bill replaced the Dividend Distribution Tax on our distributing India entity with the withholding tax imposed on the U.S. recipient shareholders. As a result of the 2020 Finance Bill, we released $0.3 million of our withholding tax deferred tax liability related to deemed distributions from our entity in India.

Our international operations, and the expansion thereof, subject us to increased challenges, risks, and costs, which could adversely affect our business, financial condition, and results of operations.

We have employees in Germany, Israel, and India and we own a minority stake in a learning platform for high school and college students in Brazil. Although today our international operations represent less than 10% of our total consolidated operating expenses, we expect to continue to expand our international operations, and to make our products and services available in more international markets. However, we have a limited operating history in international jurisdictions and expanding our international operations will require considerable management attention and resources to attract talented employees and users. International operations are subject to particular challenges and risks, some of which we may not currently face, including multiple languages, cultures, customs, tax systems, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Further, such operations may exacerbate existing risks, including risks associated with employees, compliance with applicable foreign laws and regulations, protecting and enforcing intellectual property rights, and complying with anti-bribery laws. New international markets may also have educational systems, technology, and online industries that are different, more regulated, or less well developed than those in the United States, and if we cannot address these challenges, it could have an adverse effect on our business, results of operations, and financial conditions. Our ability to gain market acceptance in any particular market is uncertain and the distraction of our senior management team could have an adverse effect on our business, results of operations, and financial condition.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.

The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters, including with respect to textbook library, revenue recognition, valuation of long-lived assets and goodwill, income taxes, and share-based compensation expense. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Significant Judgments and Estimates.”

Risks Related to Growth and Expansion

We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business, results of operations, and financial condition could be adversely affected.

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with appropriate products, people, or services. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition, or in conjunction with third parties. In the future, we may invest in new products and services and other initiatives, but there is no guarantee these approaches will be successful. The markets for new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers and/or government regulatory approvals and licenses necessary to allow a new or existing product or service to function. If our new or enhanced products and services do not engage our students or attract new students, or if we cannot obtain desirable third party content, we may not grow our student base or generate sufficient revenues, operating margin, or other value to justify our investments, and our business could be adversely affected.

If we are not able to manage the growth of our business both in terms of scale and complexity, our business could be adversely affected.

As we grow, the operations and technology infrastructure we use to manage and account for our operations will become more complex, and managing these aspects of our business will become more challenging. Acquisitions of new companies, products, and services create integration risk, while developing and enhancing products and services involves significant time, labor, and expense as well as other challenges, including managing the length of the development cycle, entering new markets, regulatory compliance, evolution of sales and marketing, and protecting proprietary rights. Any future expansion will likely place significant demand on our resources, capabilities and systems, and we may need to develop new processes and procedures and expand our infrastructure to respond to these demands. If we are not able to manage the growth of our business, we may not be able to maintain or increase our revenues as anticipated or recover any associated acquisition or development costs, and our business could be adversely affected.

Our growth strategy includes acquisitions, and we may not be able to execute on our acquisition strategy or integrate acquisitions successfully.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees, complementary businesses, products, services, operations, or technologies. To be successful, we must timely and efficiently integrate acquired companies, including their technologies, products, services, operations, and personnel. Acquired companies can be complex and time consuming to integrate and we may incur significant integration costs and we may not be able to offset our acquisition costs. Acquisitions involve many risks that may negatively impact our financial condition and results of operations, including the risks that the acquisitions may:

•require us to incur charges and substantial debt or liabilities;
•cause adverse tax consequences, substantial depreciation, or deferred compensation charges;
•result in acquired in-process research and development expenses or in the future may require the amortization, write-down, or impairment of amounts related to deferred compensation, goodwill, and other intangible assets; and
•give rise to various litigation and regulatory risks.

In addition:

•we may encounter difficulties or unforeseen expenditures to integrate an acquired company;
•an acquisition may disrupt our business, divert resources, increase expenses, and distract our management;
•an acquisition may reduce or delay adoption and engagement rates for our acquired products and services because of student uncertainty about continuity and effectiveness;
•we may not successfully transition acquired users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions;
•it may be difficult to monetize any acquired products and services;
•an acquisition may not ultimately be complementary to our offerings; and

•an acquisition may involve the entry into markets where we have little or no prior experience.

Our ability to acquire and integrate larger or more complex businesses, products, services, operations, or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. To finance any future acquisitions, we may issue equity or equity-linked securities, which could be dilutive, or debt, which could be costly, potentially dilutive, and impose substantial restrictions on the conduct of our business. If we fail to successfully complete any acquisitions or integrate them into our company, or identify and address liabilities associated with the acquisition, our business, results of operations, and financial condition could be adversely affected.

Risks Related to Intellectual Property

If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students, our results of operations could be adversely affected.

As a publisher and distributor of online content, we face potential liability for negligence, copyright, or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. We also may face liability for content uploaded by students in connection with our community-related content. If we become liable, third parties may initiate litigation against us and our business may suffer. For example, in June 2017, the Examinations Institute of the American Chemical Society filed a complaint against us in the U.S. District Court for the Northern District of California claiming, among other things, that we infringed their copyrights by answering and displaying questions uploaded by our users to our Q&A service. Others may send us communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may try to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we cannot resolve such disputes, litigation may result. Litigation to defend these claims could be costly, divert our technical and management personnel, render us unable to use our current website or to market our service or sell our products and therefore harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

We maintain content usage review systems that, through a combination of manual and automated blocks, monitor for and make us aware of potentially infringing content on our platform. Nevertheless, claims may continue to be brought and threatened against us for negligence, intellectual property infringement, or other theories and there is no guarantee that we will be able to resolve any such claims quickly and without damage to our business, our reputation or our operations. From time to time, we have been subject to copyright infringement claims, some of which we have settled. While these settlements have not had a material impact on our financial condition, we may be subject to similar lawsuits in the future and the outcome of any such lawsuits may not be favorable to us and could have a material adverse effect on our financial condition.

Changes in or our failure to comply with the Digital Millennium Copyright Act (DMCA) could harm our business.

The DMCA has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting or for listing or linking to, content or third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights, provided we comply with the strict statutory requirements of the DMCA. The interpretations of the statutory requirements of the DMCA are constantly being modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to potential liability for caching or hosting, or for listing or linking to, content or third-party websites that include materials or other content that infringe copyrights or other intellectual property or proprietary rights.

Failure to protect or enforce our intellectual property and other proprietary rights could adversely affect our business, financial condition, and results of operations.

Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws, as well as confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships to protect our intellectual property and proprietary rights. However, we may be unable to secure intellectual property protection for all of our technology and methodologies or the steps we take to enforce our intellectual property rights may be inadequate. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace, and our ability to attract customers may be adversely affected.

Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks, and other proprietary rights and we may not be able to prevent infringement, misappropriation, or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content, and our services. If we pursue litigation to assert our intellectual property or proprietary rights, an adverse decision could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations.

We are a party to a number of third-party intellectual property license agreements. For example, we have entered into agreements with textbook publishers that provide access to textbook questions and other content for our Chegg Study subscription service. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We cannot predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. Any failure to obtain or renew such third-party intellectual property license agreements on commercially competitive terms could adversely affect our business and results of operations.

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition, and results of operations.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates, or otherwise violates their intellectual property or proprietary rights. Many companies, including various “non-practicing entities” or “patent trolls,” devote significant resources to developing or acquiring patents that could affect aspects of our business. For instance, on November 5, 2018, a non-practicing entity (NPE) filed an action against us in the U.S. District Court for the Southern District of New York captioned NetSoc, LLC v. Chegg, Inc., Civil Action No. 1:18-CV-10262-RAC (the NetSoc Action). For further information on this action, see Note 12, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In addition, the publishing industry has been and will continue to be the target of counterfeiting and piracy. We have in the past received and expect to continue to receive, communications alleging that physical textbooks sold or rented by us are counterfeit. While our fulfillment partner has systems for inspecting the physical textbooks in our catalog of textbooks, many of the textbooks sold or rented to students are shipped directly from our suppliers, and, despite inspection, unauthorized or counterfeit textbooks may inadvertently be included in the catalog of textbooks we offer and may be, without our knowledge that they are unauthorized or counterfeit, subsequently sold or rented by us to students, and we may be subject to allegations of civil or criminal liability. We may implement additional measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of unauthorized or counterfeit textbooks could harm our business, reputation, and financial condition.

Some aspects of our technology include open source software, and any failure to comply with the terms of one or more of these open source licenses could harm our business.

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

Risks Related to Data Privacy

Computer malware, viruses, hacking, phishing attacks, and spamming could harm our business and results of operations.

If our security measures or those of our service providers or companies we may acquire are breached or are perceived to have been breached, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, or if third parties obtain unauthorized access to our data, including sensitive customer data, personal information, intellectual property and other confidential business information, we could be required to expend significant capital and other resources to address the problem. Any such events could harm our business, increase our costs, including due to litigation and enforcement actions, indemnity obligations, damages, penalties and costs for remediation, and damage our reputation or brand. Cyberattacks and security threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures.

For instance, in April 2018, an unauthorized party gained access to user data for chegg.com and certain of our family of brands such as EasyBib (the 2018 Data Incident). The information that may have been obtained could include a Chegg user’s name, email address, shipping address, Chegg username, and hashed Chegg password. To date, no social security numbers or financial information such as users’ credit card numbers or bank account information were obtained. Additionally, Thinkful, prior to our acquisition of it, discovered an unauthorized party may have gained access to certain Thinkful company credentials (the Thinkful Data Incident). If we, or companies that we acquire, experience security compromises that result in website performance or availability problems, the complete shutdown of our websites, or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, users may be harmed or lose trust and confidence in us, and decrease the use of our services or stop using our services in their entirety, and we would suffer reputational and financial harm, in addition to increased regulatory scrutiny, litigation, fines, and governmental enforcement actions.

As part of our regular cybersecurity efforts, including enhancements to our cybersecurity controls made following our discovery of these prior events, we have implemented physical, technical, and administrative safeguards designed to protect our systems. However, efforts to prevent hackers from entering our computer systems are expensive to implement, may limit the functionality of our services, and we may need to expend significant additional resources to further enhance our safeguards and protection against security breaches or to redress problems caused by security breaches and such efforts may not be fully effective. Additionally, our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or systems we use. Any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure, or the actual or perceived loss or unauthorized disclosure or use of the data we collect and develop may lead our users to lose trust and confidence in us or otherwise harm our reputation, brand, and our ability to attract students to our website or may lead them to decrease the use of our services or applications or stop using our services in their entirety. Any significant disruption to our website or computer systems we use could result in a loss of students or advertisers and, particularly if disruptions occur during the peak periods at the beginning of each academic term, could adversely affect our business and results of operations.

Additionally, depending on the nature of the information compromised, in the event of a security breach or other privacy or security related incident, we may also have obligations to notify affected individuals and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, payment of significant fines, or payment of compensation in connection with a class-action settlement (including under the new private right of action under the CCPA). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees’, or other confidential or personal information.

Any significant disruption, including those related to cybersecurity or arising from cyberattacks, to our computer systems, especially during peak periods, could result in a loss of students and/or brands which could harm our business, results of operations, and financial condition.

We rely on computer systems housed in six facilities, three located on the East Coast and three located on the West Coast, to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a fail-over capability to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. Such interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods or if multiple of our service facilities experiences outages at the same time. Our facilities are also vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events.

Our facilities and information systems, as well as those of our third-party service providers, are also subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyberattacks such as computer viruses and denial of service attacks, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks and loss of, misuse of, or theft of data. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to optimize performance and protect against known vulnerabilities, material disruptions, or slowdown. The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems, products, and services, which could have a material adverse effect on our business, financial condition, or results of operations.

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

In the ordinary course of business, we collect, process, store, and use personal information and data supplied by students and tutors. We may enable students to share their personal information with each other and with third parties and to communicate and share information into and across our platform. If we were to disclose data about our student users in a manner that was objectionable to them, our business reputation and brand could be adversely affected, and we could face legal claims that could impact our results of operations. In addition, there are numerous federal, state, and local laws regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other user data, including from minors under the age of 18, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state, and international laws and regulations regarding privacy and data protection, including the CCPA and CPRA, are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretation change. In addition, foreign privacy, data protection, and other laws and regulations, particularly in Europe and including the General Data Protection Regulation (the GDPR), which became effective in May 2018, are often at least as restrictive as those in the United States. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them.

Furthermore, foreign court judgments or regulatory actions could impact our ability to transfer, process, and/or receive transnational data, including data relating to students or partners outside the United States, or alter our ability to use cookies to deliver advertising and other products to users. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign students and partners are not able to lawfully transfer data to us. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, including the GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities and regulatory scrutiny for us, resulting in adverse impacts on our business and our results of operations.

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the 2018 Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. Such litigation, regulatory investigations, and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures.

Additionally, the CCPA provides for a private right of action for security breaches that is expected to increase security breach litigation that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. If our security measures fail to protect personal information and data supplied by students and tutors adequately, we could be liable to our students and tutors for their losses, we could face regulatory action, and our students and tutors could end their relationships with us, any of which could harm our business and financial results. Further, on June 18, 2020, we received a CID from the FTC to determine whether we may have violated Section 5 of the FTC Act or the COPPA, as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. Also, as of October 2020, we have received notices that an aggregate of 16,691 arbitration demands were filed against us by individuals alleging to have suffered damages in connection with the 2018 Data Incident. For further information on such actions, see Note 12, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Any failure or perceived failure by us to comply with our privacy policies, our privacy or data-protection obligations to students or other third parties, our privacy or data-protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personal information or other data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause students to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as colleges and brands, violate applicable laws or our policies, such violations may also put our student users’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and services to students, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the FTC and the U.S. Department of Commerce, have reviewed the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, and social media companies. On June 18, 2020, we received a CID from the FTC to determine whether we may have violated Section 5 of the FTC Act or the COPPA, as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security, as further described in Note 12, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Similar actions may also impact us directly, particularly because of the current subject of the CID and because high school students who use our Chegg Writing and Chegg Prep services, may be under the age of 18, which subjects our business to laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Although our services are not primarily directed to children under 13, our Chegg Writing service or our Chegg Prep service, in particular, could be used by students as early as in middle school, and the FTC could decide that our site now or in the future has taken inadequate precautions to prevent children under 13 from accessing our site and providing us information.

Our business, including our ability to operate internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. Any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data that students choose to share with us or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained may require us to modify our products and services, possibly in a material manner, and may limit our ability to develop new products and services that make use of the data that we collect about our student users.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among others:

•our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected;
•issuance of new or updated research or reports by securities analysts, including unfavorable reports or change in recommendation or downgrading of our common stock;
•announcements by us or our competitors of significant products or features, technologies, acquisitions, strategic relationships and partnerships, joint ventures, or capital commitments;
•actual or anticipated changes in our growth rate relative to our competitors;
•changes in the economic performance or market valuations of actual or perceived comparable companies;
•future sales of our common stock by our officers, directors, and existing stockholders or the anticipation of such sales;
•issuances of additional shares of our common stock or convertible instruments in connection with acquisitions and capital raising transactions;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares, including any common stock issued upon conversion of the notes;
•lawsuits threatened or filed against us;
•regulatory developments in our target markets affecting us, students, colleges, brands, publishers, or our competitors;
•the U.S. political climate, with a focus on cutting budgets, higher education, and taxation;
•terrorist attacks or natural disasters or similar events impacting countries where we operate; and
•general economic and market conditions.

Furthermore, both domestic and international stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of companies in general and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Technology companies have been particularly susceptible to stock price volatility. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and results of operations.

We may be subject to short selling strategies that may drive down the market price of our common stock.

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects, and similar matters calculated to or which may create negative market momentum. Short sellers can publicly attack a company’s reputation and business on a broader scale via online postings. In the past, the publication of such commentary about us by a disclosed short seller has precipitated a decline in the market price of our common stock, and future similar efforts by other short sellers may have similar effects.

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

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. Through December 31, 2020, we have repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million and have $350.4 million remaining under the repurchase program. The repurchase program will end on December 31, 2021.

Repurchases pursuant to our securities repurchase program could affect the price of our common stock and increase its volatility. The existence of our securities repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our common stock. Additionally, repurchases under our securities repurchase program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase securities after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our securities repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

Risks Related to Our Convertible Senior Notes

Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow or cash on hand to repay them, settle conversions in cash or to repurchase them upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase.

In August 2020, we issued $1.0 billion in aggregate principal amount of our 0.0% convertible senior notes due 2026 (the 2026 notes). In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the 2025 notes). In April 2018, we issued $345 million in aggregate principal amount of our 0.25% convertible senior notes due 2023 (the 2023 notes and together with the 2026 notes and the 2025 notes, the notes). Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to September 2023 for the 2026 notes, March 2022 for the 2025 notes, and May 2021 for the 2023 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

Holders of the notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. If we elect to deliver shares of our common stock to settle such conversion, the issuance of our common stock may cause immediate and significant dilution.

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

General Risk Factor

Our operations are susceptible to earthquakes, floods, rolling blackouts and other types of power loss, and public health crises, including the current COVID-19 pandemic. If these or other natural or man-made disasters were to occur, our business and results of operations would be adversely affected.

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts, or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, public health crises, including the current COVID-19 pandemic, inclement weather, shelving accidents, or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and susceptible to wildfires. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or textbook library, or our distribution partners’ ability to fulfill orders for print textbook rentals and sales, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 67,500 square feet of space under a lease that expires in November 2023. We have additional offices in California, Oregon, and New York in the United States and internationally in India and Israel, under leases that expire at varying times between 2021 and 2027. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation, or other forms of communication. In addition, we may from time to time be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. For further information on our legal proceedings, see Note 12, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of January 31, 2021, there were 27 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Unregistered Sales of Securities

In August 2020, we issued $1.0 billion in aggregate principal amount of 2026 notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes. Information relating to the issuance of the notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2020. See Note 10, “Convertible Senior Notes,” of our consolidated financial statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information.

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three months ended December 31, 2020, we repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million and have $350.4 million remaining under the repurchase program. The repurchase program will end on December 31, 2021.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not repurchase any of our securities during the three months ended December 31, 2020, other than in connection with the forfeiture of common stock by holders of restricted stock units in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock units.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on December 31, 2015 in the common stock of Chegg, Inc., the S&P 500 and the NASDAQ Composite and data for the S&P 500 and the NASDAQ Composite assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$644,338	$410,926	$321,084	$255,066	$254,090
Gross profit	438,921	318,744	241,088	174,891	134,489
Net loss	(6,221)	(9,605)	(14,888)	(20,283)	(42,245)
Net loss per share, basic and diluted	$(0.05)	$(0.08)	$(0.13)	$(0.20)	$(0.47)
Weighted average shares used to compute net loss per share, basic and diluted	125,367	119,204	113,251	100,022	90,534

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$2,251,258	$1,488,998	$760,938	$446,930	$290,652
Deferred revenue	32,620	18,780	17,418	13,440	14,836
Convertible senior notes, net	1,506,922	900,303	283,668	—	—
Common stock and additional paid-in capital	1,030,706	916,217	818,229	782,955	593,443
Total stockholders’ equity	609,635	498,829	410,634	391,062	221,939

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Aside from net revenues during the year ended December 31, 2019 compared to the same period in 2018 as discussed in the Results of Operations section of Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, we have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Chegg: A Smarter Way to Student®. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their careers with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Thinkful, and Mathway. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing service. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator and we expect to incorporate Mathway into Chegg Math Solver. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math Solver services. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills.

Required Materials includes our print textbook and eTextbook offerings, which help students save money compared to the cost of buying new. We offer an extensive print textbook library primarily for rent and also for sale both on our own and through our print textbook partners. We partner with a variety of third parties to source print textbooks and eTextbooks directly or indirectly from publishers in the United States, including Cengage Learning, Pearson, McGraw Hill, Sage Publications, and John Wiley & Sons, Inc.

In June 2020, we completed our acquisition of Mathway, an online, on-demand math problem solving company that covers a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra and related disciplines.

During the years ended December 31, 2020, and 2019, we generated net revenues of $644.3 million and $410.9 million, respectively, and in the same periods had net losses of $6.2 million and $9.6 million, respectively. During the year ended December 31, 2020, the COVID-19 pandemic had a positive impact to our business and results of operations as we saw an increase in the acceleration of subscriber growth and engagement with our learning platform. However, the COVID-19 pandemic also subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes or how well they will overcome the impacts of the COVID-19 pandemic.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to become profitable and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, uncertainty around online learning and potential restrictions imposed by traditional institutions, and other factors. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Chegg Services” and “Required Materials.”

Chegg Services

Our Chegg Services product line for students primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Thinkful, and Mathway. Students typically pay to access Chegg Services on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 81% of net revenues during each of the years ended December 31, 2020 and 2019.

Required Materials

Our Required Materials product line includes revenues from print textbooks and eTextbooks. Revenues from print textbooks that we own are recognized as the total transaction amount ratably over the rental term, generally a two- to five-month period. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount of a rental or sale transaction immediately when a print textbook ships to a student. Additionally, Required Materials includes revenues from eTextbooks, which are recognized ratably over the contractual period, generally a two-to five-month period.

In the aggregate, Required Materials revenues were 19% of net revenues during each of the years ended December 31, 2020 and 2019.

Seasonality of Our Business

Revenues from Chegg Services, print textbooks that we own, and eTextbooks are primarily recognized ratably over the term a student subscribes to our Chegg Services, rents a print textbook or has access to an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Our variable expenses related to cost of revenues and marketing activities remain highest in the first and third quarters such that our profitability may not provide meaningful insight on a sequential basis.

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

Revenues from our Chegg Services product line primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Thinkful, and Mathway. Revenues from Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, and Mathway are primarily recognized ratably over the respective weekly or monthly subscription period. Revenues from Thinkful are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course. Revenues from our Required Materials product line includes revenues from print textbooks that we own or that are owned by a partner as well as revenues from eTextbooks. Beginning in 2020, our Required Materials product line includes operating leases with students for the rental of print textbooks that we own. Operating lease income is recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term or rental term, generally a two- to five-month period. Additionally, we provide students the ability to purchase print textbooks and recognize revenues immediately upon shipment. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transaction amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred. Revenues from eTextbooks are recognized ratably over the contractual period, generally a two- to five-month period.

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

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers for which we pay one-time license fees, or acquire through acquisitions, payment processing costs, order fulfillment fees primarily related to outbound shipping and fulfillment as well as publisher content fees for eTextbooks, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. One of the most significant components of our operating expenses is employee-related costs, which include salaries, benefits, and share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our operating expenses also contain information technology expenses such as technology costs to support our research and development, sales and marketing expenses, depreciation expenses, amortization of acquired intangible assets except content libraries, and outside services. We allocate certain costs to each expense category, primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Research and Development

Our research and development expenses consist of salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include depreciation expense, technology costs to support our research and development, outside services, and allocated information technology and facilities expenses. We expense substantially all of our research and development expenses as they are incurred. In the past three years, our research and development expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns, and other initiatives. We incur salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions, amortization of acquired intangible assets, and allocated information technology, and facilities costs. Our marketing expenses are largely variable and to the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we could see a corresponding change in our sales and marketing expenses.

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

Interest Expense, Net and Other Income, Net

Interest expense, net consists primarily of interest expense on the amortization of debt discount and issuance costs related to the convertible senior notes. Other income, net consists primarily of interest income on our cash and cash equivalents and investment balances and losses on early extinguishment of the convertible senior notes.

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to the uncertainty as to the realization of the benefits of our domestic deferred tax assets, we have recorded a full valuation allowance against such assets. We intend to continue to maintain a full valuation allowance on our domestic deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2020		2019
Net revenues	$644,338	100%	$410,926	100%
Cost of revenues(1)	205,417	32	92,182	22
Gross profit	438,921	68	318,744	78
Operating expenses:
Research and development(1)	170,905	26	139,772	34
Sales and marketing(1)	81,914	13	63,569	15
General and administrative(1)	129,349	20	97,489	24
Restructuring charges	—	—	97	—
Total operating expenses	382,168	59	300,927	73
Income from operations	56,753	9	17,817	5
Total interest expense, net and other income, net	(57,614)	(9)	(24,788)	(6)
Loss before provision for income taxes	(861)	—	(6,971)	(1)
Provision for income taxes	5,360	(1)	2,634	(1)
Net loss	$(6,221)	(1)%	$(9,605)	(2)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$950		$426
Research and development	31,588		22,229
Sales and marketing	9,606		7,380
General and administrative	41,911		34,874
Total share-based compensation expense	$84,055		$64,909

Years Ended December 31, 2020, 2019, and 2018

Net Revenues

Net revenues during the year ended December 31, 2020 increased $233.4 million, or 57%, compared to the same period in 2019.

Net revenues during the year ended December 31, 2019, increased $89.8 million, or 28%, compared to the same period in 2018.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2020		Change in 2019
	2020	2019	2018	$	%	$	%
Chegg Services	$521,228	$332,221	$253,985	$189,007	57%	$78,236	31%
Required Materials	123,110	78,705	67,099	44,405	56	11,606	17
Total net revenues	$644,338	$410,926	$321,084	$233,412	57	$89,842	28

Chegg Services revenues increased by $189.0 million, or 57%, during the year ended December 31, 2020, compared to the same period in 2019, primarily due to a 67% increase in subscriber growth driven by increased global penetration, our efforts to reduce account sharing, the widespread transition to remote learning as a result of the COVID-19 pandemic, and subscribers from our recent acquisitions. We currently expect to continue to see growth in Chegg Services revenues in the near term as a result of the aforementioned drivers in subscriber growth, most significantly from the contribution of international subscribers, however, we expect such drivers to become less pronounced. Chegg Services revenues represented 81% of net revenues during each of the years ended December 31, 2020 and 2019. Required Materials revenues increased by $44.4 million, or 56%, during the year ended December 31, 2020 compared to the same period in 2019, primarily due to revenues from print textbooks that we own which are recognized as the total transaction amount ratably over the lease term as opposed to a revenue share on the total transaction amount of a rental or sale transaction immediately when a print textbook ships to a student. Required Materials revenues represented 19% of net revenues during each of the years ended December 31, 2020 and 2019. We currently expect the contribution of Required Materials revenues as a percentage of net revenues to decline in the near term as Chegg Services revenues continue to grow.

Chegg Services revenues increased by $78.2 million, or 31%, during the year ended December 31, 2019, compared to the same period in 2018 primarily due to a 29% increase in subscriber growth as more students turned to our services and we expanded the subject matter content that drives our offerings. Chegg Services revenues represented 81% and 79% of net revenues during the years ended December 31, 2019 and 2018, respectively. Required Materials revenues increased by $11.6 million, or 17%, during the year ended December 31, 2019 compared to the same period in 2018, primarily due to better performance from our Required Materials print textbook partners as well as recognition of deferred variable consideration. Required Materials revenues represented 19% and 21% of net revenues during the years ended December 31, 2019 and 2018, respectively.

Years Ended December 31, 2020 and 2019

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2020
	2020	2019	$	%
Cost of revenues(1)	$205,417	$92,182	$113,235	123%

(1) Includes share-based compensation expense of:	$950	$426	$524	123%

Cost of revenues during the year ended December 31, 2020 increased by $113.2 million, compared to the same period in 2019. The increase was primarily attributable to higher order fulfillment fees of $50.9 million, which included increased fees from third parties related to shipping surcharges and labor costs as a result of the COVID-19 pandemic, higher depreciation of print textbooks of $15.4 million and higher cost of print textbooks purchased by students of $10.6 million, which were as a result of our transition to print textbook ownership, higher amortization of content of $9.2 million, higher employee-related expenses of $8.9 million, higher customer support fees of $6.8 million, and higher payment processing of $6.0 million, which were as a result of increased volumes. Gross margins decreased to 68% in the year ended December 31, 2020, from 78% during the same period in 2019 primarily as a result of increased shipping and logistics costs associated with our ownership of print textbooks.

Operating Expenses

The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2020
	2020	2019	$	%
Research and development(1)	$170,905	$139,772	$31,133	22%
Sales and marketing(1)	81,914	63,569	18,345	29
General and administrative(1)	129,349	97,489	31,860	33
Restructuring charges	—	97	(97)	n/m
Total operating expenses	$382,168	$300,927	$81,241	27

(1) Includes share-based compensation expense of:
Research and development	$31,588	$22,229	$9,359	42%
Sales and marketing	9,606	7,380	2,226	30
General and administrative	41,911	34,874	7,037	20
Share-based compensation expense	$83,105	$64,483	$18,622	29
_______________________________________
n/m - not meaningful

Research and Development

Research and development expenses during the year ended December 31, 2020 increased by $31.1 million, or 22%, compared to the same period in 2019. The increase was primarily attributable to higher employee-related expenses of $14.2 million, higher technology costs to support our research and development of $10.0 million, higher share-based compensation expense of $9.4 million, compared to the same period in 2019. Research and development expenses as a percentage of net revenues were 26% during the year ended December 31, 2020 compared to 34% of net revenues during the same period in 2019.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2020 increased by $18.3 million, or 29%, compared to the same period in 2019. The increase was attributable to higher streaming radio and display advertisement marketing expense, including our international marketing spend, of $10.7 million, higher employee-related expenses of $4.1 million, and higher share-based compensation expense of $2.2 million, compared to the same period in 2019. Sales and marketing expenses as a percentage of net revenues were 13% during the year ended December 31, 2020 compared to 15% of net revenues during the same period in 2019.

General and Administrative

General and administrative expenses in the year ended December 31, 2020 increased by $31.9 million, or 33%, compared to the same period in 2019. The increase was primarily attributable to an impairment charge on our investment in WayUp of $10.0 million, which was the result of the uncertainty around WayUp's ability to raise additional funding to support their future operations, higher share-based compensation expense of $7.0 million, higher employee-related expenses of $5.5 million, and higher professional fees of $3.7 million, compared to the same period in 2019. General and administrative expenses as a percentage of net revenues were 20% during the year ended December 31, 2020 compared to 24% of net revenues during the same period in 2019.

The increases in employee-related operating expenses during the year ended December 31, 2020, compared to the same period in 2019, are largely driven by employees from our acquisition of Thinkful.

Interest Expense, Net and Other Income, Net

The following table sets forth our interest expense, net, and other income, net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2020
	2020	2019	$	%
Interest expense, net	$(66,297)	$(44,851)	$(21,446)	48%
Other income, net	8,683	20,063	(11,380)	(57)
Total interest expense, net and other income, net	$(57,614)	$(24,788)	$(32,826)	132

Interest expense, net increased during the year ended December 31, 2020, compared to the same period in 2019, as a result of interest expense related the 2026 notes and 2025 notes.

Other income, net, decreased during the year ended December 31, 2020, compared to the same period in 2019, as a result of lower interest income earned on our investments due to lower interest rates and a $4.3 million loss on early extinguishment of debt primarily related to the partial exchange and extinguishments of the 2023 notes.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2020
	2020	2019	$	%
Provision for income taxes	$5,360	$2,634	$2,726	103%
We recorded an income tax provision of approximately $5.4 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, which was primarily due to state and foreign income tax expense. The provision for income taxes increased during the year ended December 31, 2020, compared to the same period in 2019, and was primarily due to an increase in foreign profits.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.7 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. Through December 31, 2020, we have repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million and have $350.4 million remaining under the repurchase program. The repurchase program will end on December 31, 2021.

In August 2020, March/April 2019, and April 2018, we closed offerings of our 2026 notes, 2025 notes, and 2023 notes generating net proceeds of approximately $984.1 million, $780.2 million, and $335.6 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2026 notes, 2025 notes, and 2023 notes mature on September 1, 2026, March 15, 2025, and May 15, 2023, respectively, unless converted, redeemed, or repurchased in accordance with their terms prior to such date.

As of December 31, 2020, we have incurred cumulative losses of $422.6 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes, 2025 notes, and 2026 notes offerings, and cash generated from operations.

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

Most of our cash is held in the United States. As of December 31, 2020, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds, however, as a result of the Tax Cuts and Jobs Act we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Years Ended December 31,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$236,442	$113,403
Net cash used in investing activities	(732,786)	(703,425)
Net cash provided by financing activities	588,627	603,509

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2020 and 2019, our net losses were fully offset by non-cash expenditures, such as depreciation and amortization expense, share-based compensation expense, and amortization of debt discount and issuance costs expense.

Net cash provided by operating activities during the year ended December 31, 2020 was $236.4 million. Our net loss of $6.2 million was increased by the change in deferred revenue of $12.9 million and accrued liabilities of $22.4 million. Additionally, we had significant non-cash operating expenses including print textbook depreciation expense of $15.4 million, other depreciation and amortization expense of $47.0 million, share-based compensation expense of $84.1 million, the amortization of debt discount and issuance costs of $64.6 million, the loss from impairment of strategic equity investment of $10.0 million, and the loss on early extinguishments of debt of $4.3 million, partially offset by repayment of convertible senior notes attributable to debt discount of $20.4 million.

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

Cash Flows from Investing Activities

Cash flows from investing activities have been primarily related to the purchases of investments, purchases of property and equipment, purchases of textbooks, and acquisition of businesses, offset by proceeds from the sale and maturity of investments and proceeds from the disposition of textbooks.

Net cash used in investing activities during the year ended December 31, 2020 was $732.8 million and was related to the purchases of investments of $1.0 billion, the acquisition of business of $92.8 million, purchases of property and equipment of $81.3 million, purchases of textbooks of $58.6 million, and the purchase of strategic equity investment of $2.0 million, offset by the maturity of investments of $539.9 million and proceeds from disposition of textbooks of $7.6 million.

Net cash used in investing activities during the year ended December 31, 2019 was $703.4 million and was related to the purchases of investments of $959.9 million, purchases of property and equipment of $42.3 million, and the acquisition of business of $79.1 million, offset by the maturity of investments of $324.7 million and proceeds from the sale of investments of $53.3 million.

Cash Flows from Financing Activities

Cash flows from financing activities have been primarily related to the issuance of convertible senior notes, net of issuance costs, issuance of common stock under stock plans, proceeds from 2023 notes capped call instruments, offset by the purchases of convertible senior notes capped call instruments, payment of taxes related to the net share settlement of equity awards, repayment of a portion of our convertible senior notes, and repurchases of common stock.

Net cash provided by financing activities during the year ended December 31, 2020 was $588.6 million and was related to the proceeds from the issuance of the 2026 notes, net of issuance costs, of $984.1 million, proceeds from 2023 notes capped call instruments of $77.1 million, and the proceeds from the issuance of common stock under stock plans of $15.5 million, offset by the payment of $80.7 million in taxes related to the net share settlement of equity awards, the purchase of capped call instruments related to our 2026 notes of $103.4 million, and the repayment of a portion of our convertible senior notes of $304.0 million.

Net cash provided by financing activities during the year ended December 31, 2019 was $603.5 million and was related to the proceeds from the issuance of the 2025 notes, net of issuance costs, of $780.2 million and the proceeds from the issuance of common stock under stock plans of $35.1 million, offset by the payment of $94.6 million in taxes related to the net share settlement of equity awards which became vested during the period, the purchase of capped call instruments related to our 2025 notes of $97.2 million and the repurchase of common stock of $20.0 million done in connection with the issuance of the 2025 notes.

Contractual Obligations and Other Commitments

The following is a summary of our contractual obligations and other commitments as of December 31, 2020 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$1,920,798	$1,289	$118,009	$801,500	$1,000,000
Purchase obligations (2)	48,949	28,903	16,669	3,377	—
Operating lease obligations (3)	28,896	7,702	13,194	4,382	3,618
Total contractual obligations	$1,998,643	$37,894	$147,872	$809,259	$1,003,618
_____________________________________________________
(1) Includes semi-annual cash interest payments of $0.6 million. Our convertible senior notes are recorded on our consolidated balance sheets at the carrying amount of $1,506.9 million as of December 31, 2020.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our offices are leased under operating leases, which expire at various dates through 2027.

In addition, our other long-term liabilities include $3.6 million related to uncertain tax positions as of December 31, 2020. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

Off-Balance Sheet Arrangements

Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. The current COVID-19 pandemic has caused uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets and liabilities. These estimates may change as new events occur and additional information is obtained. Our actual results may differ from these estimates under different assumptions or conditions.

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

Textbook Library

We write down textbooks on a book-by-book basis for lost, damaged, or excess print textbooks. Factors considered in the determination of write-downs for print textbooks include historical experience, management’s knowledge of current business conditions, and expectations of future demand. The consideration of these factors requires management to make significant judgments in the determination of our write-down for print textbooks in any given period which could have a material impact on our results of operations.

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

In addition, we evaluate the appropriateness of the estimated salvage value and useful life estimates based on historical transactions with both vendors and customers and by reviewing a blend of actuals and estimates of the lifecycle of each print textbook. Our estimates utilize data from historical experience, including actual proceeds from print textbooks as a percentage of original sourcing costs, channel mix and the projected value of a print textbook in relation to the original source cost over time. As we continue to accumulate additional data related to our print textbook library, we may make refinements in the estimated salvage value, method of depreciation, or useful life. Any potential refinements could impact our print textbook depreciation expense, the gain or loss on print textbooks liquidated, or the net book value of print textbooks purchased by students at the end of the term and could have a material impact to our results of operations.

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

Some of our customer arrangements may include an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. We estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period. In determining this estimate, we consider the single most likely amount in a range of possible amounts. This estimated amount of variable consideration requires management to make a judgment based on the forecasted amount of consideration that we expect we will earn as well as the time period in which we can reasonably rely on the accuracy of the forecast. Our estimate of variable consideration is constrained to only include the amount of variable consideration for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, as the amounts that we could potentially earn in outer years can change significantly based on factors that are out of our control. If our forecasts are inaccurate, the estimated amount of variable consideration could be inaccurate which could impact our revenue recognition in a given period.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-lived assets during the years ended December 31, 2020 and 2019.

Goodwill and Indefinite Lived Intangible Asset

Goodwill and our indefinite lived intangible asset are tested for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. Our qualitative assessment requires management to make judgments based on the factors listed above in our determination of whether events or changes in circumstances indicate that the carrying values may not be recoverable. Should we conclude that it is more likely than not that our carrying values have been impaired, we would recognize an impairment charge for the amount by which the carrying amount of goodwill and our indefinite lived intangible asset exceed our fair value. We have not recognized any goodwill or our indefinite lived intangible asset impairment charges since our inception.

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

Foreign Currency Exchange Risk

International revenues as a percentage of net revenues is not significant and our sales contracts are denominated primarily in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical results of operations. There were no significant foreign exchange gains or losses in the years ended December 31, 2020 and 2019.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $479.9 million and $387.5 million as of December 31, 2020 and 2019, respectively, and held investments of $1.2 billion and $691.6 million as of December 31, 2020 and 2019, respectively. Our cash and cash equivalents consist of cash and money market accounts and investments consist of commercial paper, corporate debt securities, and agency bonds. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase or decrease in interest rates would result in a $11.7 million and $6.9 million increase or decline in the fair value of our investments as of December 31, 2020 and 2019, respectively. Any realized gains or losses resulting from such hypothetical interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash, cash equivalents, and investments in which we invested our cash.

We carry our notes at face value less unamortized debt discount and debt issuance costs on our consolidated balance sheets. Because the 2026 notes, 2025 notes and 2023 notes have a fixed annual interest rate of 0.0%, 0.125% and 0.25%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 10, “Convertible Senior Notes,” of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15.2 (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Senior Notes—Refer to Notes 2, 5, and 10 to the financial statements

Critical Audit Matter Description

During 2020, the Company issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the “notes”), which, if converted, may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. The Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the principal amount of the notes.

Given the determination of the fair value of the liability component required management to make significant estimates and assumptions regarding the relevant valuation assumptions, auditing the valuation of the liability component required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in the valuation of financial instruments, when performing audit procedures to evaluate management’s judgements and conclusions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the fair value of the liability component included the following, among others:

•We tested the effectiveness of internal controls over the Company’s determination of the fair value of the liability component, including controls over the relevant valuation assumptions.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the valuation methodology and the reasonableness of the valuation assumptions to determine the fair value of the liability component. Additionally, we:
◦Tested the source information underlying the valuation assumptions used in the model to determine fair value.
◦Tested the mathematical accuracy of the valuation model.
◦Developed a range of independent estimates and compared those to the fair value of the liability component determined by management.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 22, 2021

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 22, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mathway, LLC, which was acquired on June 4, 2020, and whose financial statements constituted less than 1% of total assets and approximately 2% of total net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Mathway, LLC.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 22, 2021

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$479,853	$387,520
Short-term investments	665,567	381,074
Accounts receivable, net of allowance of $153 and $56 at December 31, 2020 and December 31, 2019, respectively	12,913	11,529
Prepaid expenses	12,776	10,538
Other current assets	11,846	16,606
Total current assets	1,182,955	807,267
Long-term investments	523,628	310,483
Textbook library, net	34,149	—
Property and equipment, net	125,807	87,359
Goodwill	285,214	214,513
Intangible assets, net	51,249	34,667
Right of use assets	24,226	15,931
Other assets	24,030	18,778
Total assets	$2,251,258	$1,488,998
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,547	$7,362
Deferred revenue	32,620	18,780
Current operating lease liabilities	6,603	5,283
Accrued liabilities	61,962	39,964
Total current liabilities	109,732	71,389
Long-term liabilities
Convertible senior notes, net	1,506,922	900,303
Long-term operating lease liabilities	19,264	14,513
Other long-term liabilities	5,705	3,964
Total long-term liabilities	1,531,891	918,780
Total liabilities	1,641,623	990,169
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 129,343,524 and 121,583,501 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	129	122
Additional paid-in capital	1,030,577	916,095
Accumulated other comprehensive income (loss)	1,530	(1,096)
Accumulated deficit	(422,601)	(416,292)
Total stockholders’ equity	609,635	498,829
Total liabilities and stockholders’ equity	$2,251,258	$1,488,998
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net revenues	$644,338	$410,926	$321,084
Cost of revenues	205,417	92,182	79,996
Gross profit	438,921	318,744	241,088
Operating expenses:
Research and development	170,905	139,772	114,291
Sales and marketing	81,914	63,569	54,714
General and administrative	129,349	97,489	77,714
Restructuring charges	—	97	589
Total operating expenses	382,168	300,927	247,308
Income (loss) from operations	56,753	17,817	(6,220)
Interest expense, net and other income, net:
Interest expense, net	(66,297)	(44,851)	(11,225)
Other income, net	8,683	20,063	3,987
Total interest expense, net and other income, net	(57,614)	(24,788)	(7,238)
Loss before provision for income taxes	(861)	(6,971)	(13,458)
Provision for income taxes	5,360	2,634	1,430
Net loss	$(6,221)	$(9,605)	$(14,888)
Net loss per share, basic and diluted	$(0.05)	$(0.08)	$(0.13)
Weighted average shares used to compute net loss per share, basic and diluted	125,367	119,204	113,251
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(6,221)	$(9,605)	$(14,888)
Other comprehensive income (loss)
Change in unrealized gain on available for sale investments, net of tax	1,037	668	76
Change in foreign currency translation adjustments, net of tax	1,589	(745)	(813)
Other comprehensive income (loss)	2,626	(77)	(737)
Total comprehensive loss	$(3,595)	$(9,682)	$(15,625)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	109,668	$110	$782,845	$(282)	$(391,611)	$391,062
Cumulative-effect adjustment to accumulated deficit related to adoption of ASUs	—	—	—	—	(77)	(77)
Equity component of 2023 convertible senior notes, net of issuance costs	—	—	62,444	—	—	62,444
Purchase of 2023 convertible senior notes capped call	—	—	(39,227)	—	—	(39,227)
Repurchase of common stock	(983)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	3,459	4	29,109	—	—	29,113
Net share settlement of equity awards	3,322	3	(49,089)	—	—	(49,086)
Warrant exercises	34	—	—	—	—	—
Share-based compensation expense	—	—	52,030	—	—	52,030
Other comprehensive loss	—	—	—	(737)	—	(737)
Net loss	—	—	—	—	(14,888)	(14,888)
Balances at December 31, 2018	115,500	116	818,113	(1,019)	(406,576)	410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of 2025 convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	3,276	4	35,093	—	—	35,097
Net share settlement of equity awards	3,248	3	(94,571)	—	—	(94,568)
Issuance of common stock in connection with prior acquisition	64	—	3,003	—	—	3,003
Share-based compensation expense	—	—	64,909	—	—	64,909
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(9,605)	(9,605)
Balances at December 31, 2019	121,584	122	916,095	(1,096)	(416,292)	498,829
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)	—	—	(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(442,667)	—	—	(442,667)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	77,095	—	—	77,095
Issuance of common stock upon exercise of stock options and ESPP	1,154	1	15,480	—	—	15,481
Net share settlement of equity awards	2,424	2	(80,680)	—	—	(80,678)
Share-based compensation expense	—	—	84,055	—	—	84,055
Other comprehensive income	—	—	—	2,626	—	2,626
Net loss	—	—	—	—	(6,221)	(6,221)
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(6,221)	$(9,605)	$(14,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Print textbook depreciation expense	15,397	—	—
Other depreciation and amortization expense	47,018	30,247	22,805
Share-based compensation expense	84,055	64,909	52,030
Amortization of debt discount and issuance costs	64,573	43,202	10,494
Repayment of convertible senior notes attributable to debt discount	(20,433)	—	—
Loss on early extinguishments of debt	4,286	—	—
Loss from write-offs of property and equipment	1,211	1,009	93
Loss from impairment of strategic equity investment	10,000	—	—
Gain on textbook library, net	(1,453)	—	—
Deferred income taxes	(109)	(39)	(323)
Operating lease expense, net of accretion	4,901	4,385	—
Other non-cash items	(118)	(416)	65
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(400)	1,829	(1,538)
Prepaid expenses and other current assets	5,419	(12,930)	(4,921)
Other assets	(4,214)	(1,494)	48
Accounts payable	1,119	(2,395)	893
Deferred revenue	12,918	(1,682)	3,978
Accrued liabilities	22,444	(206)	3,838
Other liabilities	(3,951)	(3,411)	2,539
Net cash provided by operating activities	236,442	113,403	75,113
Cash flows from investing activities
Purchases of property and equipment	(81,317)	(42,326)	(31,223)
Purchases of textbooks	(58,567)	—	—
Proceeds from disposition of textbooks	7,569	—	—
Purchases of investments	(1,045,564)	(959,911)	(146,856)
Proceeds from sale of investments	—	53,261	1,800
Maturities of investments	539,889	324,700	138,380
Acquisition of businesses, net of cash acquired	(92,796)	(79,149)	(34,650)
Purchases of strategic equity investment	(2,000)	—	(10,000)
Net cash used in investing activities	(732,786)	(703,425)	(82,549)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	15,483	35,100	29,116
Payment of taxes related to the net share settlement of equity awards	(80,680)	(94,571)	(49,089)
Proceeds from issuance of convertible senior notes, net of issuance costs	984,096	780,180	335,618
Purchase of convertible senior notes capped call	(103,400)	(97,200)	(39,227)
Repayment of convertible senior notes	(303,967)	—	—
Proceeds from exercise of convertible senior notes capped call	77,095	—	—
Repurchase of common stock	—	(20,000)	(20,000)
Net cash provided by financing activities	588,627	603,509	256,418
Net increase in cash, cash equivalents and restricted cash	92,283	13,487	248,982
Cash, cash equivalents and restricted cash, beginning of period	389,432	375,945	126,963
Cash, cash equivalents and restricted cash, end of period	$481,715	$389,432	$375,945
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2020	2019	2018
Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,766	$1,332	$605
Income taxes	$3,436	$2,070	$2,097
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,790	$5,297	$—
Right of use assets obtained in exchange for lease obligations:
Operating leases	$13,688	$3,364	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,588	$10,036	$1,210
Accrued escrow related to acquisition	$7,451	$—	$—
Issuance of common stock related to repayment of convertible senior notes	$327,141	$—	$—
Issuance of common stock related to prior acquisition	$—	$3,003	$—

	December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$479,853	$387,520	$374,664
Restricted cash included in other current assets	122	149	84
Restricted cash included in other assets	1,740	1,763	1,197
Total cash, cash equivalents and restricted cash	$481,715	$389,432	$375,945
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg: A Smarter Way to Student®. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their careers with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2020, December 31, 2019, and December 31, 2018 as 2020, 2019, and 2018, respectively.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, recoverability of accounts receivable, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives and salvage value assigned to our textbook library, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, the valuation of our convertible senior notes, internal-use software and website development costs, operating lease right of use (ROU) assets, and operating lease liabilities. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash and money market accounts at financial institutions, and are stated at cost, which approximates fair value. We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

Investments

We hold investments in commercial paper, corporate debt securities, and agency bonds. We classify our investments as available-for-sale that are either short or long-term based on the nature of each security based on the remaining contractual maturity of the investment. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, net of taxes, included in other comprehensive income (loss) on our consolidated statements of stockholders’ equity. Beginning in 2020, unrealized losses related to credit loss factors are now recorded through an allowance for credit losses in other income, net on our consolidated statements of operations, rather than as a reduction to the amortized costs basis in other comprehensive income (loss), when a decline in fair value has resulted from a credit loss. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other income, net. For the years ended December 31, 2020, 2019 and 2018, the Company's gross realized gains and losses on investments were not significant.

Accounts Receivable, Net of Allowance

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We generally grant uncollateralized credit terms to our customers, which include textbook wholesalers and advertising customers.

We maintain an allowance to account for potentially uncollectible receivables. We assess the creditworthiness of our customers based on multiple sources of information, and analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, economic trends, and customer payment history. This assessment requires significant judgment. Because of this assessment, we maintain an allowance for estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off as a decrease to the allowance when all collection efforts have been exhausted and an account is deemed uncollectible.

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
Concentrations of credit risk with respect to accounts receivables exist to the full extent of amounts presented in the financial statements. We had one customer, in each year, that represented 10% and 11% of our net accounts receivable balance as of December 31, 2020 and 2019, respectively. No customers represented over 10% of net revenues during the years ended December 31, 2020, 2019 or 2018.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and content amortization. Depreciation and content amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Content	Shorter of the licensed content term or the estimated useful life of 5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of 5 years
Internal-use software and website development	3 years
Furniture and fixtures	5 years
Computers and equipment	3 years

Depreciation and content amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories on our consolidated statements of operations. The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in income (loss) from operations.

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

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our indefinite-lived intangible asset represents the internships.com trade name. Goodwill and our indefinite-lived intangible asset are not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test on October 1st of 2020 and 2019, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount.

Acquired Intangible Assets and Other Long-Lived Assets

Acquired intangible assets with finite useful lives, which include developed technology, content library, customer lists, trade names, domain names, and non-compete agreements, are amortized over their estimated useful lives. We assess the impairment of acquired intangible assets and other long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term.

Strategic Investments

We have entered into strategic investments that do not have readily determinable fair values and have elected to account for these investments at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. Strategic investments are included in other assets on our consolidated balance sheets. We assess our strategic investments for impairment whenever events or changes in circumstances indicate that they may be impaired. The factors we consider in our evaluation include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations or working capital deficiencies.

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2026 notes, 2025 notes and the 2023 notes are referred to as the “notes.” In accounting for their issuance, we separated the notes into liability and equity components, as the notes represent convertible instruments with a cash conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the convertible senior notes on our consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The carrying amount of the liability component is classified as a long-term liability as we have the election to settle conversion requests in shares of our common stock. The carrying amount of the equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital. In accounting for extinguishment of the notes, we allocated the consideration transferred between the liability and equity components in a similar manner as upon issuance. The liability component for extinguished notes is then compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other income, net on our consolidated statements of operations.

Textbook Library

Beginning in January 2020, we began our transition back to print textbook ownership by purchasing print textbooks to establish our textbook library. We consider our print textbook library to be a long-term productive asset and, as such, classify it as a non-current asset on our consolidated balance sheets. All print textbooks in our textbook library are stated at cost, which includes the purchase price less accumulated depreciation. We write down textbooks on a book-by-book basis for lost, damaged, or excess print textbooks.

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

Write-downs for print textbooks, print textbook depreciation expense, the gain or loss on print textbooks liquidated, and the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis are recorded in cost of revenues on our consolidated statements of operations and classified as adjustments to cash flows from operating activities. Cash outflows for the acquisition of print textbooks net of changes in related accounts payable and accrued liabilities, and cash inflows received from the proceeds from the disposition of print textbooks net of changes in related accounts receivable, are classified as cash flows from investing activities on our consolidated statements of cash flows.

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

We generate revenues from our Chegg Services product line which primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Thinkful, and Mathway. Revenues from Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, and Mathway are primarily recognized ratably over the respective weekly or monthly subscription period. Revenues from Thinkful are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course.

Revenues from our Required Materials product line includes revenues from print textbooks that we own or that are owned by a partner as well as revenues from eTextbooks. Beginning in 2020, our Required Materials product line includes operating leases with students for the rental of print textbooks that we own. Operating lease income is recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term or rental term, generally a two- to five-month period. Students generally have the option to extend the term of their rental or purchase the print textbook at the end of the term otherwise the print textbook is returned to our print textbook library for future rental. If a student chooses to purchase or not return the print textbook at the end of their rental term, we charge the student for the book and recognize the revenues immediately. Additionally, we provide students the ability to purchase print textbooks on a just-in-time basis and recognize revenues immediately upon shipment. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transaction amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred. Revenues from eTextbooks are recognized ratably over the contractual period, generally a two- to five-month period.

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

Contract assets are contained within other current assets and other assets on our consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer and primarily consist of the income sharing payment arrangements we offer to students for our Thinkful service. Contract receivables are contained within accounts receivable, net on our consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to rental and subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract.

We have elected a practical expedient to record incremental costs to obtain or fulfill a contract when the amortization period would have been one year or less as incurred. These incremental costs primarily relate to sales commissions costs and are recorded in sales and marketing expense on our consolidated statements of operations.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers for which we pay one-time license fees, or acquire through acquisitions, payment processing costs, order fulfillment fees primarily related to outbound shipping and fulfillment as well as publisher content fees for eTextbooks, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Research and Development Costs

Our research and development expenses consist of salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include depreciation expense, technology costs to support our research and development, outside services, and allocated information technology and facilities expenses. We expense substantially all of our research and development expenses as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2020, 2019, and 2018, advertising costs were approximately $35.3 million, $24.4 million, and $17.9 million, respectively.

Share-based Compensation Expense

Share-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs), and employee stock purchase plan (ESPP) are accounted for under the fair value method, which requires us to measure the cost of share-based compensation awards based on the grant-date fair value of the award. Share-based compensation expense for our ESPP is estimated at the date of grant using the Black-Scholes-Merton option pricing model while RSUs and PSUs are measured based on the closing fair market value of the Company’s common stock generally on the date of grant. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis for ESPP and RSUs and on a graded basis for PSUs, contingent on the achievement of performance conditions. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(6,221)	$(9,605)	$(14,888)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	125,367	119,204	113,251

Net loss per share, basic and diluted	$(0.05)	$(0.08)	$(0.13)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2020	2019	2018
Options to purchase common stock	935	2,395	4,045
RSUs and PSUs	3,529	4,699	7,946
Shares related to convertible senior notes	4,942	3,526	—
Employee stock purchase plan	6	—	—
Total common stock equivalents	9,412	10,620	11,991

Shares related to convertible senior notes during the year ended December 31, 2020 represents the anti-dilutive impact of our issuance of our 2023 notes and 2025 notes as the average price of our common stock was higher than the conversion price of $26.95 and $51.56, respectively, and the conditions for conversion had been met. Shares related to convertible senior notes during the year ended December 31, 2019 represents the anti-dilutive impact of our 2023 notes as the average price of our common stock was higher than the conversion price and the conditions for conversion had been met. While these shares were anti-dilutive during the years ended December 31, 2020 and 2019, they may be dilutive in periods we report net income. However, as a result of the capped call transactions, there will be no economic dilution from the 2023 notes and 2025 notes up to $40.68 and $79.32, respectively, as exercise of the capped call instruments will reduce dilution that would have otherwise occurred when the average price of our common stock exceeds the conversion prices. None of the shares related to our 2026 notes were dilutive or anti-dilutive during the year ended December 31, 2020 as a result of the conditions for conversion not being met. For further information on the notes, see Note 10, “Convertible Senior Notes.”

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income, net in the consolidated statements of operations and were not material during the years ended December 31, 2020, 2019 or 2018.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU 2020-06 simplifies the guidance in Accounting Standards Codification (ASC) 470-20, Debt - Debt with Conversion and Other Options, by reducing the number of accounting separation models for convertible instruments, amends the guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, for certain contracts in an entity's own equity that are currently accounted for as derivatives, and requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share (EPS) calculation. The guidance allows for a modified retrospective method of transition with a cumulative-effect adjustment to the opening balance sheet of accumulated deficit in the period of adoption without restating prior periods. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We will early adopt the guidance on January 1, 2021 under the modified retrospective method of transition. Upon adoption, we expect to initially record a $107 million cumulative-effect adjustment to the opening balance of accumulated deficit on our consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for our notes.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions for applying reference rate reform to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is required to be applied immediately and only applies to contract modifications made or hedging relationships entered into or evaluated before December 31, 2022. We do not have any hedging relationships and currently do not have material contracts impacted by reference rate reform, however, we will continue to assess contracts through December 31, 2022.

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

The FASB issued four ASUs related to ASC 326, Financial Instruments - Credit Losses. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted ASC 326, which replaces the existing incurred loss impairment model for financial assets, including trade receivables, with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. Additionally, the concept of other-than-temporary impairment for available-for-sale investments is eliminated and instead requires us to focus on determining whether any unrealized loss is a result of a credit loss or other factors. We adopted ASC 326 under the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after adoption are presented under ASC 326 while we have not changed previously disclosed amounts or provided additional disclosures for comparative periods. We recorded an immaterial cumulative-effect adjustment to trade receivables to the opening balance of accumulated deficit on our consolidated balance sheet. We adopted ASC 326 under the prospective transition approach for available-for-sale investments which resulted in no change to amortized cost basis before and after adoption. Credit losses related to available-for-sale investments will now be recorded through an allowance for credit losses with immediate recognition to our consolidated statement of operations rather than as a reduction to the amortized cost basis and recognition to our consolidated statements of comprehensive loss. See above within Note 1, “Background and Basis of Presentation”, for updates to our significant accounting policies impacted by our adoption of ASC 326 as well as Note 4, “Cash and Cash Equivalents, and Investments” for more information.

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

Note 3. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time as services are performed, with certain revenues being recognized at a point in time.

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2020		Change in 2019
	2020	2019	2018	$	%	$	%
Chegg Services	$521,228	$332,221	$253,985	$189,007	57%	$78,236	31%
Required Materials	123,110	78,705	67,099	44,405	56	11,606	17
Total net revenues	$644,338	$410,926	$321,084	$233,412	57	$89,842	28

During the years ended December 31, 2020, 2019, and 2018, we recognized $18.3 million, $17.0 million and $11.7 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective fiscal year. During the year ended December 31, 2020, we recognized an immaterial amount of previously deferred revenues recognized from performance obligation satisfied in previous periods. During the year ended December 31, 2019, we recognized $3.4 million of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. During the year ended December 31, 2018, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. During the year ended December 31, 2020, we recognized $50.8 million of operating lease income from print textbook rentals that we own. The aggregate amount of unsatisfied performance obligations is approximately $32.6 million as of December 31, 2020, which are expected to be recognized into revenues over the next year.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

	December 31,		Change
	2020	2019	$	%
Accounts receivable, net	$12,913	$11,529	$1,384	12%
Deferred revenue	32,620	18,780	13,840	74
Contract assets	13,243	3,531	9,712	275

During the year ended December 31, 2020, our accounts receivable, net balance increased by $1.4 million, or 12%, primarily due to timing of billings. During the year ended December 31, 2020, our deferred revenue balance increased by $13.8 million, or 74%, primarily due to increased bookings driven by higher Chegg Services revenue and print textbooks that we own that are recognized ratably rather than immediately. During the year ended December 31, 2020, our contract assets balance increased by $9.7 million or 275%, primarily due to the income sharing payment arrangements we offer to students for our Thinkful service.

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss and fair value as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$15,054	$—	$—	$15,054
Money market funds	464,799	—	—	464,799
Total cash and cash equivalents	$479,853	$—	$—	$479,853
Short-term investments:
Commercial paper	$204,152	$24	$(6)	$204,170
Corporate debt securities	459,967	1,478	(48)	461,397
Total short-term investments	$664,119	$1,502	$(54)	$665,567
Long-term investments
Corporate debt securities	$484,275	$605	$(283)	$484,597
Agency bonds	38,995	36	—	39,031
Total long-term investments	$523,270	$641	$(283)	$523,628

	December 31, 2019
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$241,355	$—	$—	$241,355
Money market funds	146,165	—	—	146,165
Total cash and cash equivalents	$387,520	$—	$—	$387,520
Short-term investments:
Commercial paper	$7,489	$—	$—	$7,489
Corporate debt securities	318,946	425	(78)	319,293
U.S. treasury securities	44,251	39	(4)	44,286
Agency bonds	10,000	6	—	10,006
Total short-term investments	$380,686	$470	$(82)	$381,074
Long-term investments
Corporate securities	$295,103	$533	$(158)	$295,478
Agency bonds	14,999	6	—	15,005
Total long-term investments	$310,102	$539	$(158)	$310,483

The adjusted cost and fair value of our cash equivalents and investments as of December 31, 2020 by contractual maturity were as follows (in thousands):

	December 31, 2020
	Cost	Fair Value
Due in 1 year or less	$664,119	$665,567
Due in 1-2 years	523,270	523,628
Investments not due at a single maturity date	464,799	464,799
Total	$1,652,188	$1,653,994

Investments not due at a single maturity date in the preceding table consist of money market funds.

As of December 31, 2020, we did not consider the declines in market value of our investment portfolio to be driven by credit related factors. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly-rated securities with a minimum credit rating of A- and a weighted average maturity of less than twelve months, and our investment policy limits the amount of credit exposure to any one issuer or industry sector. The policy requires investments generally to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. During the year ended December 31, 2020, we did not recognize any losses on our investments due to credit related factors. During the years ended December 31, 2019 and 2018, we did not recognize any impairment charges.

Strategic Investments

In March 2020, we completed an investment of $2.0 million in TAPD, Inc., also known as Frank, a U.S.-based service that helps students access financial aid. In October 2018, we completed an investment of $10.0 million in WayUp, Inc. (WayUp), a U.S.-based job site and mobile application for college students and recent graduates. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. During the year ended December 31, 2020, we recorded a $10.0 million impairment charge on our investment in WayUp included within general and administrative expense on our consolidated statements of operations. Our impairment assessment was the result of the uncertainty around WayUp's ability to raise additional funding to support their future operations. We did not record any other impairment charges on our other strategic investments during the years ended December 31, 2020, 2019 and 2018, as there were no other significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers that resulted in an upward or downward adjustment on our strategic investments during the years ended December 31, 2020, 2019 and 2018.

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

Financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019 are classified based on the valuation technique level in the tables below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$464,799	$464,799	$—
Short-term investments:
Commercial paper	204,170	—	204,170
Corporate debt securities	461,397	—	461,397
Long-term investments:
Corporate debt securities	484,597	—	484,597
Agency bonds	39,031	—	39,031
Total assets measured and recorded at fair value	$1,653,994	$464,799	$1,189,195

	December 31, 2019
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$146,165	$146,165	$—
Short-term investments:
Commercial paper	7,489	—	7,489
Corporate securities	319,293	—	319,293
U.S. treasury securities	44,286	44,286	—
Agency bonds	10,006	—	10,006
Long-term investments:
Corporate debt securities	295,478	—	295,478
Agency bonds	15,005	—	15,005
Total assets measured and recorded at fair value	$837,722	$190,451	$647,271

We value our investments based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any investments valued with a Level 3 input.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 10, “Convertible Senior Notes.”

The carrying amounts and estimated fair values of the notes as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 notes	$761,930	$1,129,370	$—	$—
2025 notes	640,614	1,456,800	602,611	831,000
2023 notes	104,378	376,949	297,692	523,538
Convertible senior notes, net	$1,506,922	$2,963,119	$900,303	$1,354,538

The carrying amount of the 2026 notes, 2025 notes and 2023 notes as of December 31, 2020 was net of unamortized debt discount of $226.7 million, $149.1 million and $10.0 million, respectively, and unamortized issuance costs of $11.3 million $10.2 million and $1.2 million, respectively. The carrying amount of the 2025 notes and 2023 notes as of December 31, 2019 was net of unamortized debt discount of $184.7 million and $42.3 million, respectively, and unamortized issuance costs of $12.7 million and $5.0 million, respectively.

Note 6. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

December 31, 2020
Textbook library	$47,293
Less accumulated depreciation	(13,144)
Textbook library, net	$34,149

During the year ended December 31, 2020, print textbook depreciation expense was approximately $15.4 million and our net gain on textbook library was approximately $1.5 million.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Content	$181,938	$122,670
Leasehold improvements	19,574	17,738
Internal-use software and website development	15,646	7,552
Furniture and fixtures	3,891	3,640
Computer and equipment	3,368	3,355
Property and equipment	224,417	154,955
Less accumulated depreciation and amortization	(98,610)	(67,596)
Property and equipment, net	$125,807	$87,359

Depreciation and content amortization expense during the years ended December 31, 2020, 2019, and 2018 were approximately $32.6 million, $24.2 million, and $16.8 million, respectively.

Note 7. Acquisitions
2020 Acquisition

On June 4, 2020, we completed our acquisition of Mathway, LLC (Mathway), an online, on-demand math problem solving company that provides a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra, and related disciplines. This acquisition helps to strengthen our existing Chegg Math Solver service with the addition of new subjects, languages, and international reach. The total fair value of the purchase consideration was $101.0 million, of which $93.5 million was paid in cash on the acquisition date and $7.5 million, included within accrued liabilities, was held in escrow as security for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released 15 months after the acquisition date.

The Mathway purchase agreement provides for additional payments of up to $15.0 million subject to the achievement of specified milestones and continued employment of the sellers. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs classified as research and development and general and administrative expenses, based on the seller's job function, on our consolidated statement of operations. We have recorded approximately $2.9 million as of December 31, 2020, included within accrued liabilities on our consolidated balance sheet for these payments.

The following table presents the preliminary total allocation of purchase consideration recorded on our consolidated balance sheet as of the acquisition date (in thousands):

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

The following table presents the details of the allocation of purchase consideration to the acquired intangible assets (in thousands, except weighted-average amortization period):

	Mathway
	Amount	Weighted-Average Amortization Period (in months)
Trade name	$520	18
Domain names	220	18
Customer lists	6,220	48
Developed technology	23,360	84
Total acquired intangible assets	$30,320	75

During the year ended December 31, 2020, we incurred $3.1 million of acquisition-related expenses associated with our acquisition of Mathway, which have been included in general and administrative expense on our consolidated statement of operations. We have recorded immaterial amounts of revenue and earnings from Mathway since the acquisition date.

The following unaudited supplemental pro forma net loss is for informational purposes only and presents our combined results as if the acquisition of Mathway had occurred on January 1, 2019. The unaudited supplemental pro forma information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results. During the years ended December 31, 2020 and 2019, our supplemental pro forma net loss would have been $6.1 million and $27.3 million, respectively. Revenues from Mathway were immaterial during the years ended December 31, 2020 and 2019.

2019 Acquisition

On October 1, 2019, we completed our acquisition of Thinkful, Inc. (Thinkful), our skills-based learning platform that offers professional courses in software engineering, UX/UI design, digital marketing, data science, product management, data analytics, product design, and technical project management directly to students across the United States to expand our existing offerings by adding affordable and high-quality courses focused on the most in-demand technology skills. The total fair value of the purchase consideration was $79.2 million, which was paid in cash and included an escrow amount of $9.0 million for general representations and warranties and potential post-closing adjustments. Any remaining escrow amount will be released 18 months after the acquisition date.

Included in the purchase agreement for the acquisition of Thinkful are additional payments of up to $20.0 million subject to the achievement of specified milestones and continued employment of key employees. These payments are not included in the fair value of the purchase consideration and are expensed ratably as acquisition related compensation costs classified as research and development, general and administrative, and sales and marketing expenses, based on the key employee's job function, on our consolidated statement of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. During the year ended December 31, 2020, the terms of the purchase agreement were amended such that the retention incentive was reduced to $12.8 million, half of which remains subject to the achievement of specified milestones and payable in cash and half of which will be settled in equity grants, to adjust for employee departures. As of December 31, 2020 and 2019, we have recorded approximately $5.7 million and $3.0 million, respectively, included within accrued liabilities on our consolidated balance sheet for the cash payments.

Goodwill is primarily attributable to the potential for expanding our existing offerings and reach by providing educational services for students and helping them through their professional journey. The amounts recorded for intangible assets and goodwill are not deductible for tax purposes.

The following table presents the total allocation of purchase consideration recorded on our consolidated balance sheet as of the acquisition date (in thousands):

Thinkful
Cash	$51
Accounts receivable	547
Other acquired assets	1,710
Acquired intangible assets	16,360
Total identifiable assets acquired	18,668
Deferred revenue	(2,455)
Liabilities assumed	(1,906)
Net identifiable assets acquired	14,307
Goodwill	64,893
Total fair value of purchase consideration	$79,200

The following table presents the details of the allocation of purchase consideration to the acquired intangible assets (in thousands, except weighted-average amortization period):

	Thinkful
	Amount	Weighted-Average Amortization Period (in months)
Trade name	$4,430	48
Domain names	330	48
Content library	6,940	60
Developed technology	4,660	36
Acquired intangible assets	$16,360	50

During the year ended December 31, 2019, we incurred $1.0 million of acquisition-related expenses associated with our acquisition of Thinkful, which have been included in general and administrative expenses on our consolidated statement of operations. During the year ended December 31, 2019, $8.6 million of our consolidated net loss was attributed to Thinkful and we have recorded an immaterial amount of revenues since the acquisition date.

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

Included in the purchase agreement for the acquisition of WriteLab are additional payments of up to $5.0 million subject to continued employment of the sellers. These payments are not included in the fair value of the purchase consideration and are expensed ratably as research and development expenses on our consolidated statement of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. We have recorded approximately $1.0 million as of December 31, 2020 and 2019 included within accrued liabilities on our consolidated balance sheet for these payments.

Goodwill is primarily attributable to the potential for future product offerings as well as our expanded student reach. The amounts recorded for intangible assets and goodwill are not deductible for tax purposes.

The following table presents the total allocation of purchase consideration recorded on our consolidated balance sheets as of the acquisition date (in thousands):

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

During the year ended December 31, 2018, we incurred $1.0 million of acquisition-related expenses associated with the above 2018 acquisitions which have been included in general and administrative expenses on our consolidated statement of operations.

We have not presented supplemental pro forma financial information as the revenues and earnings of these 2018 acquisitions were immaterial during the year ended December 31, 2018. Further, we have recorded an immaterial amount of revenues and expenses since the acquisition dates during the year ended December 31, 2018.

Note 8. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Years Ended December 31,
	2020	2019
Beginning balance	$214,513	$149,524
Additions due to acquisitions	70,167	65,181
Foreign currency translation adjustment	822	(192)
Measurement period adjustments related to prior acquisition	(288)	—
Ending balance	$285,214	$214,513

Intangible assets as of December 31, 2020 and December 31, 2019 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2020
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	75	$54,398	$(24,246)	$30,152
Content library	60	12,230	(4,390)	7,840
Customer lists	47	16,190	(10,437)	5,753
Trade and domain names	44	11,613	(7,888)	3,725
Non-compete agreements	31	2,018	(1,981)	37
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	142	—	142
Total intangible assets	64	$100,191	$(48,942)	$51,249

	December 31, 2019
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	68	$31,038	$(16,451)	$14,587
Content library	60	12,230	(1,944)	10,286
Customer lists	47	9,970	(8,210)	1,760
Trade and domain names	46	10,873	(6,169)	4,704
Non-compete agreements	31	2,018	(1,890)	128
Indefinite-lived trade name	—	3,600	—	3,600
Foreign currency translation adjustment	—	(398)	—	(398)
Total intangible assets	58	$69,331	$(34,664)	$34,667

The indefinite-lived trade name intangible asset of $3.6 million is related to the internships.com trade name. During the years ended December 31, 2020, 2019 and 2018, amortization expense related to our acquired intangible assets totaled approximately $14.3 million, $7.5 million and $6.5 million, respectively.

As of December 31, 2020, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

2021	$13,320
2022	10,889
2023	8,760
2024	5,707
2025	3,893
Thereafter	5,080
Total	$47,649

Note 9. Balance Sheet Details

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Order fulfillment fees	$11,430	$6,939
Acquisition-related compensation	9,611	4,042
Accrued escrow related to acquisition	7,451	—
Accrued content related costs	6,273	1,907
Taxes payable	6,166	3,046
Payment processing fees	2,130	1,137
Accrued purchases of long-lived assets	1,588	10,036
Other	17,313	12,857
Accrued liabilities	$61,962	$39,964

Note 10. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (the 2023 notes and together with the 2026 notes and the 2025 notes, the notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The total net proceeds from the notes are as follows (in thousands):

	2026 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$800,000	$345,000
Less initial purchasers’ discount	(15,000)	(18,998)	(8,625)
Less other issuance costs	(904)	(822)	(757)
Net proceeds	$984,096	$780,180	$335,618

During the year ended December 31, 2020, in connection with our securities repurchase program, we extinguished $57.4 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million, which was paid in cash. Of the $149.6 million consideration, we allocated $52.6 million and $97.0 million to the liability and equity components of the extinguished 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the extinguishment was $51.6 million resulting in a $1.0 million loss on early extinguishment which was recorded in other income, net on our consolidated statements of operations. Additionally, we terminated 2023 notes capped call transactions underlying 2,131,354 shares of our common stock and received cash proceeds of $19.7 million.

During the year ended December 31, 2020, in connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million. Of the $501.7 million consideration, we allocated $156.1 million and $345.6 million to the liability and equity components of the exchanged 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the exchange was $152.8 million resulting in a $3.3 million loss on early extinguishment of debt which was recorded in other income, net on our consolidated statements of operations. Additionally, we terminated 2023 notes capped call transactions underlying 6,380,815 shares of our common stock and received cash proceeds of $57.4 million. As of December 31, 2020, $115.6 million of aggregate principal amount of the 2023 notes remain outstanding and 4,288,459 shares remain underlying the 2023 notes capped call transactions.

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

The conditions allowing holders of the 2026 notes to convert have not been met and therefore the 2026 notes are not convertible. The first circumstance allowing holders of the 2025 notes to convert was met during the three months ended December 31, 2020 and September 30, 2020 and therefore, the 2025 notes are convertible starting October 1, 2020 through March 31, 2021. During the year ended December 31, 2020, we received an immaterial request for conversion of the 2025 notes which we intend to settle in cash during the three months ended March 31, 2021. The first circumstance allowing holders of the 2023 notes to convert was met during the three months ended December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, June 30, 2019, and March 31, 2019 and therefore, the 2023 notes were and are convertible starting April 1, 2019 through September 30, 2019 and from January 1, 2020 through March 31, 2021. During the year ended December 31, 2020, aside from the exchange of $172.0 million and extinguishments of $57.4 million aggregate principal amount of the 2023 notes discussed above, we received immaterial requests for conversion of the 2023 notes which we settled in cash during the year ended December 31, 2020 and intend to settle during the three months ended March 31, 2021. After December 31, 2020 and through the date of issuance of this Annual Report on Form 10-K, we received $24.7 million aggregate principal amount requests for conversion of the 2023 Notes, which we intend to settle through a combination of cash and shares of our common stock during the first half of 2021.

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

We incurred issuance costs related to the 2026 notes, 2025 notes and 2023 notes of approximately $15.9 million, $19.8 million, and $9.4 million, respectively. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the notes. Issuance costs attributable to the liability components for the 2026 notes, 2025 notes and 2023 notes of approximately $12.1 million, $14.6 million and $7.6 million, respectively, were recorded as debt issuance cost, presented as a reduction to the notes on our consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity components for the 2026 notes, 2025 notes and 2023 notes were approximately $3.8 million, $5.3 million and $1.7 million, respectively, and were recorded as a reduction to the equity component included in additional paid-in capital.

The net carrying amount of the liability component of the notes is as follows (in thousands):

	December 31, 2020			December 31, 2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$800,000	$115,576	$800,000	$345,000
Unamortized debt discount	(226,732)	(149,138)	(9,953)	(184,698)	(42,280)
Unamortized issuance costs	(11,338)	(10,248)	(1,245)	(12,691)	(5,028)
Net carrying amount (liability)	$761,930	$640,614	$104,378	$602,611	$297,692

The net carrying amount of the equity component of the notes is as follows (in thousands):

	December 31, 2020			December 31, 2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Debt discount for conversion option	$241,300	$212,000	$21,505	$212,000	$64,193
Issuance costs	(3,838)	(5,253)	(586)	(5,253)	(1,749)
Net carrying amount (equity)	$237,462	$206,747	$20,919	$206,747	$62,444

As of December 31, 2020, the remaining lives of the 2026 notes, 2025 notes and 2023 notes were approximately 5.7 years, 4.2 years and 2.4 years, respectively. Based on the closing price of our common stock of $90.33 on December 31, 2020, the if-converted value of the 2026 notes was approximately $839.9 million, which was less than the principal amount of $1.0 billion by approximately $160.1 million, the if-converted value of the 2025 notes was approximately $1,401.6 million, which exceeds the principal amount of $800 million by approximately $601.6 million, and the if-converted value of the 2023 notes was approximately $387.4 million, which exceeds the principal amount of $115.6 million by approximately $271.8 million.

The effective interest rates of the liability components for the 2026 notes, 2025 notes and 2023 notes are 4.63%, 5.40% and 4.34%, respectively, and each is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Years Ended December 31,
	2020			2019
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$1,001	$691	$769	$862
Amortization of debt discount	14,568	35,561	10,073	27,302	12,536
Amortization of issuance costs	728	2,443	1,200	1,876	1,488
Total interest expense	$15,296	$39,005	$11,964	$29,947	$14,886

Capped Call Transactions

Concurrently with the offering of the 2026 notes, 2025 notes and 2023 notes, we used $103.4 million, $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and cover 9,297,800, 15,516,480 and 4,288,459 shares of our common stock for the 2026 notes, 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes, $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Impact to Earnings per Share

The shares underlying the notes have no impact to diluted earnings per share until the average price of our common stock during the period exceeds the conversion price for the 2026 notes, 2025 notes and 2023 notes of $107.55, $51.56 and $26.95 per share, respectively, and the conversion circumstances have been met. Under the treasury stock method, in periods we report net income, we are required to include the effect of additional shares that may be issued under the notes when the average price of our common stock exceeds each respective conversion price. However, as a result of the capped call transactions described above, there will be no economic dilution from the 2026 notes, 2025 notes and 2023 notes up to $156.44, $79.32 and $40.68, respectively, as exercise of the capped call instruments will reduce any dilution from the notes that would have otherwise occurred when the average price of our common stock exceeds the conversion price.

Note 11. Leases

We have operating leases for corporate offices worldwide, which expire at various dates through 2027. Our primary operating lease commitments at December 31, 2020 are related to our corporate headquarters in Santa Clara, California. We have additional offices in California, Oregon, and New York in the United States and internationally in India and Israel. As of December 31, 2020 and 2019, we had operating lease ROU assets of $24.2 million and $15.9 million, respectively, and operating lease liabilities of $25.9 million and $19.8 million, respectively. During the year ended December 31, 2020, we obtained $13.7 million of ROU assets in exchange for lease liabilities related to commencing leases for additional office space in New York and internationally in India. During the year ended December 31, 2019, we obtained $3.4 million of ROU assets in exchange for lease liabilities related to the reassessment of the lease term for two of our office spaces and commencing a lease for an additional office space internationally in India.

As of December 31, 2020 and 2019, we did not have finance leases recorded on our consolidated balance sheet, our weighted average remaining lease term was 4.6 years and 3.7 years, respectively, and our weighted average discount rate was 4.8% and 4.7%, respectively. Operating lease expense, net of immaterial sublease income, was approximately $5.6 million and $5.0 million, respectively, during the years ended December 31, 2020 and 2019. Variable lease cost and short term lease cost were immaterial during the years ended December 31, 2020 and 2019.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of December 31, 2020, are as follows (in thousands):

December 31, 2020
2021	$7,702
2022	7,590
2023	5,604
2024	2,559
2025	1,823
Thereafter	3,618
Total future minimum lease payments	28,896
Less imputed interest	(3,029)
Total operating lease liabilities	$25,867

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

On December 1, 2020 we received notice that a class action lawsuit was filed against Chegg in New York alleging violations of the American with Disabilities Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. The claims seek an injunction and monetary relief. We dispute these claims and filed an answer on January 28, 2021.

On August 18, 2020, we received notice that a class action lawsuit was filed against Chegg in California alleging violations of the Unruh Civil Rights Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. The claims seek an injunction and monetary relief. We dispute these claims and are working with plaintiffs’ class counsel toward amicably dismissing/settling this claim.

On July 21, 2020, VitalSource Technologies LLC (VST), which is wholly owned by Ingram Industries Inc., filed a complaint against Chegg alleging that Chegg breached its contract with VST involving the development of an eTextbook reader and eTextbook reader platform. The suit seeks damages uncertain, but the complaint alleges that they exceed $75,000. Chegg filed a motion to dismiss for lack of personal jurisdiction on August 11, 2020, which remains pending. The case is currently in the discovery phase.

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

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25,000 in damages as a result of the 2018 Data Incident. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel; cases have been filed by the same counsel in Maryland and California. We dispute that these claimants have a valid basis for seeking arbitration, assert that they have acted in bad faith and are working with the Maryland and California courts and plaintiffs’ counsel on resolution of these claims.

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

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9.978,107 and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the Court issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal. On April 21, 2020, the Court granted Chegg's motion to hold the appeal in abeyance pending outcome of an appeal in the litigation above. On December 2, 2020, the United States Patent and Trademark Office determined that the patent is invalid based on two Inter Partes Review (IPR) proceedings and on January 4, 2021, NetSoc filed a notice of appeals appealing the IPR decision.

We have not recorded any amounts related to the above matters, as we do not believe that a loss is probable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, results of operations, and financial condition.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2020.

Note 14. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. As of December 31, 2020, we have reserved the following shares of our common stock for future issuance:

December 31, 2020
Outstanding stock options	627,317
Outstanding RSUs and PSUs	4,816,000
Shares available for grant under the 2013 Plan	29,158,085
Shares available for issuance under the 2013 ESPP	8,688,210
Total common shares reserved for future issuance	43,289,612

Stock Plans

2013 Equity Incentive Plan
On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2020, there were 29,158,085 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than 10 years.
2013 Employee Stock Purchase Plan
On June 6, 2013, our Board of Directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2020, there were 8,688,210 shares of common stock available for future issuance under the 2013 ESPP.

Note 15. Stockholders' Equity

Securities Repurchase Program

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the year ended December 31, 2020, we repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million and have $350.4 million remaining under the repurchase program. The repurchase program will end on December 31, 2021.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenues	$950	$426	$420
Research and development	31,588	22,229	17,055
Sales and marketing	9,606	7,380	6,703
General and administrative	41,911	34,874	27,852
Total share-based compensation expense	$84,055	$64,909	$52,030

During the year ended December 31, 2020, the Compensation Committee of the Board of Directors approved a modification accelerating the vesting of 42,982 restricted stock units (RSUs) and performance-based restricted stock units (PSUs) for three key employees resulting in approximately $2.4 million of incremental share-based compensation expense. As of December 31, 2020, we had a total of approximately $110.3 million of unrecognized share-based compensation expense related to RSUs and PSUs that is expected to be recognized over the remaining weighted average period of 1.8 years.

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

Expected Term. The expected term for rights to purchase shares under the 2013 ESPP is six months.

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

The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Years Ended December 31,
	2020	2019	2018
Expected term (years)	0.50	0.50	0.50
Expected volatility	52.06%-68.09%	40.51%-41.81%	42.07%-44.97%
Dividend yield	—%	—%	—%
Risk-free interest rate	0.12%-0.15%	1.59%-2.43%	2.09%-2.50%
Weighted-average grant-date fair value per share	$20.52	$9.88	$7.14

2013 ESPP Activity

There were 173,992 shares purchased under the 2013 ESPP for the year ended December 31, 2020 at an average price per share of $38.85 with cash proceeds from the issuance of shares of $6.8 million.

There were 201,581 shares purchased under the 2013 ESPP for the year ended December 31, 2019 at an average price per share of $25.55 with cash proceeds from the issuance of shares of $5.1 million.

There were 253,301 shares purchased under the 2013 ESPP for the year ended December 31, 2018 at an average price per share of $15.77 with cash proceeds from the issuance of shares of $4.0 million.

Fair Value of RSUs and PSUs

RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of RSUs is subject to the employee’s continuing service to us, while vesting of PSUs is subject to our achievement of specified corporate financial performance objectives in addition to the employee's continuing service to us. RSUs are typically fully vested at the end of three or four years while PSUs vest subject to the achievement of performance objectives and if achieved, typically vest over two to three years. We assess the achievement of performance objectives on a quarterly basis and adjust our share-based compensation expense as appropriate.

Stock Option Activity

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2019	1,611,385	$8.64	3.60	$47,171,160
Exercised	(984,068)	9.13
Balance at December 31, 2020	627,317	$7.86	3.48	$51,733,285

We did not grant any stock option awards during the years ended December 31, 2020, 2019, and 2018. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was approximately $53.5 million, $90.8 million, and $57.2 million, respectively.

RSU and PSU Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	6,909,530	$24.04
Granted	2,593,745	45.37
Released	(4,098,742)	20.22
Canceled	(588,533)	31.84
Balance at December 31, 2020	4,816,000	$37.82

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2020, 2019, and 2018 was $45.37, $37.56, and $21.67, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2020, 2019, and 2018 was $200.1 million, $222.3 million, and $120.9 million, respectively.

2020 PSU Grants

In March 2020, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2020. Based on the achievement of the performance conditions for the March 2020 grants, the final settlement met the target threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2021.

The number of shares underlying the March 2020 PSUs granted during the year ended December 31, 2020 totaled 460,976 shares and had a grant date fair value of $39.21 per share.

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

Note 16. Income Taxes

We recorded an income tax provision of approximately $5.4 million, $2.6 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The income tax provision for the years ended December 31, 2020, 2019 and 2018 was primarily due to state and foreign income tax expense.

Our income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$—	$(185)	$(91)
State	459	264	(73)
Foreign	5,010	2,594	1,374
Total current income taxes	5,469	2,673	1,210

Deferred income taxes:
Federal	187	(17)	155
State	255	42	76
Foreign	(551)	(64)	(11)
Total deferred income taxes	(109)	(39)	220
Total income tax provision	$5,360	$2,634	$1,430

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(10,369)	$(12,497)	$(18,617)
Foreign	9,508	5,526	5,159
Total	$(861)	$(6,971)	$(13,458)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Years Ended December 31,
	2020	2019	2018
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	(169.5)	(76.3)	14.8
Foreign rate differential	(285.9)	(19.4)	(3)
Share-based compensation	2,901.5	695.4	178.7
Non-deductible expenses	(50.3)	0.4	(4.4)
Tax credits	351.6	19.3	26.7
Acquisition related	—	31.8	15.2
Convertible senior notes	(5,854.8)	(412.6)	(0.3)
Other	1.2	27.9	(1.8)
Change in valuation allowance	2,462.7	(325.3)	(257.5)
Total	(622.5)%	(37.8)%	(10.6)%

A summary of our deferred tax assets is as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Accrued expenses and reserves	$6,365	$3,978
Share-based compensation	6,473	12,003
Accrued compensation	2,402	997
Net operating loss carryforwards	190,904	162,320
Other items	5,734	3,438
Gross deferred tax assets	211,878	182,736
Valuation allowance	(151,825)	(148,519)
Total deferred tax assets	60,053	34,217

Deferred tax liabilities:
Property and equipment, textbooks and intangibles assets	(4,066)	(4,111)
Convertible senior notes	(51,607)	(27,065)
Other	(5,890)	(4,661)
Total deferred tax liabilities	(61,563)	(35,837)

Net deferred tax liability	$(1,510)	$(1,620)

At December 31, 2020 and 2019, the deferred tax liability is primarily created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability can be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded.

As of December 31, 2020, we intend to permanently reinvest all 2020, 2019, and 2018 earnings from our foreign subsidiaries. As such, we have not provided for any remaining tax effect, if any, of the outside basis difference of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3.3 million during the year ended December 31, 2020 and increased by approximately $22.7 million during the year ended December 31, 2019.

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of approximately $674 million and $511 million, respectively, which will begin to expire in years beginning 2028 and 2021, respectively.

As of December 31, 2020, we had tax credit carryforwards for federal and state income tax purposes of approximately $19.1 million and $14.8 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2020, 2019 and 2018, we recognized an increase of $0.1 million, an increase of $45 thousand and a decrease of $0.7 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2020 and 2019 were approximately $0.2 million and $0.1 million, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2020 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$10,993	$8,771	$5,772
Increase in tax positions for prior years	479	221	758
Decrease in tax positions for prior years	(535)	(1,550)	(569)
Decrease in tax positions for prior year settlement	(208)	—	(149)
Decrease in tax positions for prior years due to statutes lapsing	(26)	(164)	(103)
Increase in tax positions for current year	3,999	3,722	3,112
Change due to translation of foreign currencies	(48)	(7)	(50)
Ending balance	$14,654	$10,993	$8,771

The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.4 million for the year ended December 31, 2020. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 17. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2020, 2019, and 2018, we purchased $1.7 million, $2.1 million and $3.3 million, respectively, of services from Adobe. We had $0.1 million, $0.2 million, and $0.1 million in revenues during the years ended December 31, 2020, 2019, and 2018, respectively, from Adobe. We had $0.1 million and $0.2 million in payables as of December 31, 2020 and 2019, respectively, to Adobe. We had no outstanding receivables as of December 31, 2020 and 2019 from Adobe.

One of our board members is also a member of the Board of Directors of Synack, Inc. (Synack). During the years ended December 31, 2020, 2019, and 2018, we purchased $0.1 million, $0.4 million, and $0.1 million, respectively, of services from Synack.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the years ended December 31, 2020, 2019, and 2018, we incurred payment processing fees of $2.1 million, $1.6 million, and $1.3 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Zuora, Inc. (Zuora). During the year ended December 31, 2020, we purchased $1.3 million of services from Zuora.

Note 18. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary. Participants may contribute, on a pretax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2020, 2019, and 2018, our matching contributions totaled approximately $2.2 million, $1.7 million, and $1.4 million, respectively.
Note 19. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Product Information

We derive our revenues from our Chegg Services and Required Materials product lines. Our Chegg Services primarily include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Thinkful, and Mathway. Our Required Materials product line includes revenues from print textbooks and eTextbooks.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands):

	Years Ended December 31,
	2020	2019	2018
Chegg Services	$521,228	$332,221	$253,985
Required Materials	123,110	78,705	67,099
Total net revenues	$644,338	$410,926	$321,084

Geographic Information

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities primarily in the United States. Geographic revenues information is based on the location of the customer. During the years ended December 31, 2020, 2019, and 2018, substantially all of our revenues and long-lived assets are located in the United States.

Note 20. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total net revenues	$131,590	$153,009	$154,018	$205,721
Gross profit	89,200	109,485	91,648	148,588
Income (loss) from operations	3,276	22,061	(17,802)	49,218
Net (loss) income	(5,713)	10,589	(37,140)	26,043
Weighted average shares used to compute net (loss) income per share:
Basic	122,428	123,842	126,194	128,955
Diluted	122,428	133,851	126,194	141,297
Net (loss) income per share:
Basic	$(0.05)	$0.09	$(0.29)	$0.20
Diluted	$(0.05)	$0.08	$(0.29)	$0.18

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total net revenues	$97,409	$93,862	$94,151	$125,504
Gross profit	74,074	73,344	71,987	99,339
(Loss) income from operations	(1,027)	6,815	(5,057)	17,086
Net (loss) income	(4,318)	(2,029)	(11,477)	8,219
Weighted average shares used to compute net (loss) income per share:
Basic	116,730	118,790	120,085	121,151
Diluted	116,730	118,790	120,085	129,150
Net (loss) income per share:
Basic	$(0.04)	$(0.02)	$(0.10)	$0.07
Diluted	$(0.04)	$(0.02)	$(0.10)	$0.06

Note 21. Subsequent Event

On February 17, 2021, we entered into an underwriting agreement pursuant to which we agreed to issue and sell 9,804,000 shares of our common stock at a public offering price of $102.00 per share and on February 18, 2021, the option to purchase up to an additional 1,470,600 shares of our common stock, consisting of 300,000 shares of common stock from the selling stockholder and 1,170,600 shares issued by us, was exercised (the “Offering”). On February 22, 2021, we closed the Offering and issued the shares for estimated net proceeds of approximately $1,091.6 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by Chegg.

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

(b)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The Company has excluded the financial results of Mathway from its evaluation of its internal control over financial reporting, which financial results are included in the December 31, 2020 consolidated financial statements and constituted less than 1% of total assets as of December 31, 2020, and approximately 2% of total net revenues during the year ended December 31, 2020. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Our Management.”

We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers, and our board of directors. The Code of Business Conduct and Ethics is available on our website at investor.chegg.com under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 3 Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2020, 2019, and 2018
	Balance at Beginning of Year	Provision (Release) for Bad Debts	Net Write-offs	Balance at End of Year
Accounts receivable allowance
2020	$56	$191	$(94)	$153
2019	229	(79)	(94)	56
2018	259	142	(172)	229

	Years Ended December 31, 2020, 2019, and 2018
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund reserve
2020	$554	$44,171	$(43,210)	$1,515
2019	396	24,987	(24,829)	554
2018	282	21,240	(21,126)	396

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on September 19, 2018.	8-K	001-36180	9/20/18	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36180	2/20/20	4.04

4.03	Indenture dated April 3, 2018 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	4/3/18	4.1
4.04	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1
4.05	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association	8-K	001-36180	08/24/20	4.1
10.01*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2005 Stock Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-190616	08/14/13	10.02
10.03*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.04*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.05*	Offer Letter between Dan Rosensweig and Chegg, Inc., dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and Chegg, Inc., dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and Chegg, Inc., dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and Chegg, Inc., dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Nathan Schultz and Chegg, Inc., dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.10*	Offer Letter between Mike Osier and Chegg, Inc., dated September 9, 2009	S-1	333-190616	8/14/13	10.08
10.11*	Consultancy Service Agreement by and between Chegg, Inc. and Mike Osier, dated December 4, 2020	8-K	001-36180	12/4/20	99.1
10.12*	Offer Letter between John Fillmore and Chegg, Inc., dated May 10, 2013	10-K	001-36180	2/20/20	10.14
10.13	Lease between Silicon Valley CA-I, LLC and Chegg, Inc., dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.14	Commencement Date Memorandum between Silicon Valley CA-I, LLC and Chegg, Inc., dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.15	First Amendment dated as of June 4, 2018 by and between Chegg, Inc. and Freedom Circle LLC.	8-K	001-36180	6/5/18	99.1
10.16	Interest Purchase Agreement by and among Chegg Inc., and Imagine Easy Solutions, LLC and the Sellers, dated as of April 28, 2016.	8-K	001-36180	5/2/16	99.03
10.17	Forms of Agreement for 2013 Equity Plan Agreement	10-Q	001-3618	7/29/19	10.02
10.18	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.19	Form of Base Capped Call Transaction Confirmation (2023 notes)	8-K	001-36180	04/3/18	99.1
10.20	Form of Additional Capped Call Transaction Confirmation (2023 notes)	8-K	001-36180	04/3/18	99.2
10.21	Form of Base Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	3/26/19	99.1
10.22	Form of Additional Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	4/5/19	99.1
10.23	Form of Base Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.1

10.24	Form of Additional Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.2
10.25	Form of Exchange Agreement (2023 notes)	8-K	001-36180	8/24/20	99.3
10.26	Form of Unwind Agreement (2023 notes)	8-K	001-36180	8/24/20	99.4
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X
101.LAB	XBRL Taxonomy Extension Labels					X
101.PRE	XBRL Taxonomy Extension Presentation					X
101.DEF	XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
February 22, 2021	By:	/S/ DAN ROSENSWEIG
Dan Rosensweig
President, Chief Executive Officer and Co-Chairperson

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Dan Rosensweig, Andrew Brown and Woodie Dixon Jr., and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Co-Chairperson	February 22, 2021
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 22, 2021
Andrew Brown	(Principal Financial Officer)

/S/ ROBIN TOMASELLO	Vice President, Corporate Controller and Assistant Treasurer	February 22, 2021
Robin Tomasello	(Principal Accounting Officer)

/S/ SARAH BOND	Director	February 22, 2021
Sarah Bond

/S/ RENEE BUDIG	Director	February 22, 2021
Renee Budig

/S/ PAUL LEBLANC	Director	February 22, 2021
Paul LeBlanc

/S/ MARNE LEVINE	Director	February 22, 2021
Marne Levine

/S/ RICHARD SARNOFF	Director and Co-Chairperson	February 22, 2021
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 22, 2021
Ted Schlein

/S/ MELANIE WHELAN	Director	February 22, 2021
Melanie Whelan

/S/ JOHN YORK	Director	February 22, 2021
John York