Form 10-Q
period 2021-03-31
CHEGG, INC
filed 2021-05-03
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of April 30, 2021, the Registrant had 141,935,085 outstanding shares of Common Stock.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and the impact of the ongoing coronavirus (COVID-19) pandemic on our financial condition and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, such as the COVID-19 global pandemic. Many of the risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the current COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$656,168	$479,853
Short-term investments	1,215,944	665,567
Accounts receivable, net of allowance of $169 and $153 at March 31, 2021 and December 31, 2020, respectively	11,633	12,913
Prepaid expenses	25,256	12,776
Other current assets	26,625	11,846
Total current assets	1,935,626	1,182,955
Long-term investments	711,224	523,628
Textbook library, net	24,000	34,149
Property and equipment, net	134,093	125,807
Goodwill	290,601	285,214
Intangible assets, net	49,798	51,249
Right of use assets	22,617	24,226
Other assets	25,602	24,030
Total assets	$3,193,561	$2,251,258
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,902	$8,547
Deferred revenue	48,608	32,620
Accrued liabilities	78,089	68,565
Current portion of convertible senior notes, net	109,494	—
Total current liabilities	251,093	109,732
Long-term liabilities
Long-term portion of convertible senior notes, net	1,673,946	1,506,922
Long-term operating lease liabilities	17,551	19,264
Other long-term liabilities	7,628	5,705
Total long-term liabilities	1,699,125	1,531,891
Total liabilities	1,950,218	1,641,623
Commitments and contingencies
Stockholders' equity:
Preferred stock, 0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, 0.001 par value 400,000,000 shares authorized; 141,317,066 and 129,343,524 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	141	129
Additional paid-in capital	1,645,352	1,030,577
Accumulated other comprehensive (loss) income	(1,238)	1,530
Accumulated deficit	(400,912)	(422,601)
Total stockholders' equity	1,243,343	609,635
Total liabilities and stockholders' equity	$3,193,561	$2,251,258
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues	$198,378	$131,590
Cost of revenues	71,384	42,390
Gross profit	126,994	89,200
Operating expenses:
Research and development	46,131	39,541
Sales and marketing	26,214	20,238
General and administrative	37,870	26,145
Total operating expenses	110,215	85,924
Income from operations	16,779	3,276
Interest expense, net and other (expense) income, net:
Interest expense, net	(1,929)	(13,427)
Other (expense) income, net	(77,208)	4,960
Total interest expense, net and other (expense) income, net	(79,137)	(8,467)
Loss before provision for income taxes	(62,358)	(5,191)
Provision for income taxes	2,821	522
Net loss	$(65,179)	$(5,713)
Net loss per share, basic and diluted	$(0.49)	$(0.05)
Weighted average shares used to compute net loss per share, basic and diluted	134,352	122,428
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(65,179)	$(5,713)
Other comprehensive loss
Change in net unrealized loss on available for sale investments, net of tax	(1,894)	(3,267)
Change in foreign currency translation adjustments, net of tax	(874)	(999)
Other comprehensive loss	(2,768)	(4,266)
Total comprehensive loss	$(67,947)	$(9,979)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(11,305)	—	—	(11,305)
Issuance of common stock upon conversions of 2023 notes	126	—	11,237	—	—	11,237
Net proceeds from capped call related to conversions and extinguishments of 2023 notes and 2025 notes	—	—	23,577	—	—	23,577
Issuance of common stock upon exercise of stock options and ESPP	44	—	346	—	—	346
Net share settlement of equity awards	828	1	(59,176)	—	—	(59,175)
Share-based compensation expense	—	—	23,647	—	—	23,647
Other comprehensive loss	—	—	—	(2,768)	—	(2,768)
Net loss	—	—	—	—	(65,179)	(65,179)
Balances at March 31, 2021	141,317	$141	$1,645,352	$(1,238)	$(400,912)	$1,243,343

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Issuance of common stock upon exercise of stock options and ESPP	360	—	2,665	—	—	2,665
Net share settlement of equity awards	1,599	2	(46,836)	—	—	(46,834)
Share-based compensation expense	—	—	18,334	—	—	18,334
Other comprehensive loss	—	—	—	(4,266)	—	(4,266)
Net loss	—	—	—	—	(5,713)	(5,713)
Balances at March 31, 2020	123,543	$124	$890,258	$(5,362)	$(422,093)	$462,927
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(65,179)	$(5,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Print textbook depreciation expense	3,760	3,527
Other depreciation and amortization expense	14,846	9,243
Share-based compensation expense	23,100	18,334
Amortization of debt discount and issuance costs	1,626	12,946
Loss on early extinguishment of debt	78,152	—
Loss on change in fair value of derivative instruments, net	7,148	—
Loss from write-off of property and equipment	757	—
Gain on sale of strategic equity investment	(5,338)	—
Loss (gain) on textbook library, net	4,028	(1,175)
Operating lease expense, net of accretion	1,589	1,053
Other non-cash items	87	(312)
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	2,240	4,929
Prepaid expenses and other current assets	(25,075)	(9,707)
Other assets	1,058	(1,425)
Accounts payable	6,597	(436)
Deferred revenue	15,988	16,973
Accrued liabilities	9,386	15,972
Other liabilities	(1,197)	(1,242)
Net cash provided by operating activities	73,573	62,967
Cash flows from investing activities
Purchases of property and equipment	(18,984)	(19,965)
Purchases of textbooks	(4,527)	(36,830)
Proceeds from disposition of textbooks	4,038	2,170
Purchases of investments	(925,748)	(112,421)
Maturities of investments	181,315	121,784
Purchase of strategic equity investment	—	(2,000)
Proceeds from sale of strategic equity investment	6,845	—
Acquisition of business, net of cash acquired	(7,891)	—
Net cash used in investing activities	(764,952)	(47,262)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	347	2,667
Payment of taxes related to the net share settlement of equity awards	(59,176)	(46,836)
Proceeds from equity offering, net of offering costs	1,091,466	—
Repayment of convertible senior notes	(189,849)	—
Proceeds from exercise of convertible senior notes capped call	24,812	—
Net cash provided by (used in) financing activities	867,600	(44,169)
Net increase (decrease) in cash, cash equivalents and restricted cash	176,221	(28,464)
Cash, cash equivalents and restricted cash, beginning of period	481,715	389,432
Cash, cash equivalents and restricted cash, end of period	$657,936	$360,968

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow data:
Cash paid during the period for:
Interest	$502	$500
Income taxes, net of refunds	$3,063	$756
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,998	$1,572
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$904	$8,020
Issuance of common stock related to repayment of convertible senior notes	$11,237	$—

	March 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$656,168	$359,101
Restricted cash included in other current assets	38	306
Restricted cash included in other assets	1,730	1,561
Total cash, cash equivalents and restricted cash	$657,936	$360,968
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg is A Smarter Way to Student®. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their career with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholder's equity, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2021, our results of operations, results of comprehensive loss, stockholder's equity, and cash flows for the three months ended March 31, 2021 and 2020. Our results of operations, results of comprehensive loss, stockholder's equity, and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

We operate in a single segment. Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2020 as 2020.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Except for our policies on convertible senior notes, net, share-based compensation expense, and net loss per share, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K. Our policies on convertible senior notes, net and net loss per share were updated as a result of our adoption of Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2021 under the modified retrospective method. For further information on ASU 2020-06, see the section below titled “Recent Accounting Pronouncements” of this Note 1, “Background and Basis of Presentation.”

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2026 notes, 2025 notes, and the 2023 notes are referred to as the “notes.” The notes, including the embedded conversion features, are accounted for under the traditional convertible debt accounting model entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, we classify it as a long-term liability as we retain the election to settle conversion requests in shares of our common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and recorded at fair value with changes in fair value recorded in other (expense) income, net on our condensed consolidated statements of operations. The fair value of any derivative instruments related to the notes are determined utilizing Level 2 inputs. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our condensed consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other (expense) income, net on our condensed consolidated statements of operations.

Share-based Compensation Expense

Share-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs) with either a market-based condition or financial performance targets, and the employee stock purchase plan (ESPP) is accounted for under the fair value method based on the grant-date fair value of the award. Share-based compensation expense for RSUs and PSUs with financial performance targets is measured based on the closing fair market value of the Company’s common stock, PSUs with a market-based condition is estimated using a Monte Carlo simulation model, and the ESPP is estimated using the Black-Scholes-Merton option pricing model. We recognize share-based compensation expense, subject to continuing service over the requisite service period, which is generally the vesting period, on a straight-line basis for RSUs and the ESPP and on a graded basis for PSUs. Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied whereas share-based compensation expense for PSUs with financial performance targets is recognized upon estimated or actual achievement of such targets. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, PSUs, RSUs, and shares related to convertible senior notes, to the extent dilutive. Diluted net loss per share assumes that all stock options and dilutive convertible shares were exercised or converted and is computed by applying the treasury stock method for outstanding stock options, PSUs, and RSUs, and the if-converted method for outstanding convertible senior notes. Under the treasury stock method, options, PSUs, and RSUs are assumed to be exercised or vested at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible senior notes are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. Except for estimates related to the grant-date fair value of PSUs with a market-based condition, there have been no material changes in our use of estimates during the three months ended March 31, 2021 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $6.6 million of current operating lease liabilities have been reclassified to accrued liabilities on our condensed consolidated balance sheet as of December 31, 2020. This change in presentation does not affect previously reported results.

Condensed Consolidated Statements of Operations Details

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss on early extinguishment of debt(1)	$(78,152)	$—
Loss on change in fair value of derivative instruments, net(1)	(7,148)	—
Gain on sale of strategic equity investment(2)	5,338	—
Interest income	2,049	4,856
Other	705	104
Total other (expense) income, net	$(77,208)	$4,960
(1) For further information, see Note 7, “Convertible Senior Notes.”
(2) For further information, see Note 4, “Cash and Cash Equivalents, and Investments.”

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the three months ended March 31, 2021 that would have an impact on our financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU 2020-06 simplifies the guidance in Accounting Standards Codification (ASC) 470-20, Debt - Debt with Conversion and Other Options. Under ASU 2020-06, convertible instruments with embedded conversion features, that are not required to be accounted for as a derivative or that do not result in a substantial premium, are no longer required to be separated from the host contract thereby eliminating the cash conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model. ASU 2020-06 also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share.

We adopted ASU 2020-06 on January 1, 2021 under the modified retrospective method applied to convertible senior notes outstanding as of January 1, 2021 and have not changed previously disclosed amounts or provided additional disclosures for comparative periods. Adoption of ASU 2020-06 resulted in an increase to convertible senior notes of $378.1 million and a decrease to additional paid-in capital of $465.0 million due to the application of the traditional convertible debt model and no longer separating the embedded conversion feature. Accumulated deficit also decreased by $86.9 million due to the reduction in non-cash interest expense related to the debt discount and we expect interest expense to decrease in future periods. Refer to Note 7, “Convertible Senior Notes” for more information.

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Chegg Services	$162,351	$100,359	$61,992	62%
Required Materials	36,027	31,231	4,796	15
Total net revenues	$198,378	$131,590	$66,788	51

During the three months ended March 31, 2021 and 2020, we recognized $29.5 million and $17.5 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three months ended March 31, 2021 and 2020, we recognized $10.7 million and $12.3 million, respectively, of operating lease income from print textbook rentals that we own.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

			Change
	March 31, 2021	December 31, 2020	$	%
Accounts receivable, net	$11,633	$12,913	$(1,280)	(10)%
Deferred revenue	48,608	32,620	15,988	49
Contract assets	18,043	13,243	4,800	36

During the three months ended March 31, 2021, our accounts receivable, net balance decreased by $1.3 million, or 10%, primarily due to timing of billings and seasonality of our business. During the three months ended March 31, 2021, our deferred revenue balance increased by $16.0 million, or 49%, primarily due to increased bookings driven by higher Chegg Services revenue. During the three months ended March 31, 2021, our contract assets balance increased by $4.8 million, or 36%, primarily due to the income sharing payment arrangements we offer to students for our Thinkful service.

Note 3. Net Loss Per Share

Adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

We adopted ASU 2020-06 on January 1, 2021 under the modified retrospective method applied to convertible senior notes outstanding as of January 1, 2021 and have not changed previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, shares related to our convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period.

During the three months ended March 31, 2021 and 2020, basic and diluted net loss per share was the same, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(65,179)	$(5,713)

Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	134,352	122,428

Net loss per share, basic and diluted	$(0.49)	$(0.05)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020(1)
Options to purchase common stock	556	1,050
PSUs and RSUs	2,982	3,316
Shares related to convertible senior notes	28,818	3,968
Employee stock purchase plan	25	10
Total common stock equivalents	32,381	8,344
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss, and fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$24,399	$—	$—	$24,399
Money market funds	532,493	—	—	532,493
Commercial paper	99,277	1	(2)	99,276
Total cash and cash equivalents	$656,169	$1	$(2)	$656,168
Short-term investments:
Commercial paper	$605,318	$78	$(32)	$605,364
Corporate debt securities	609,912	938	(270)	610,580
Total short-term investments	$1,215,230	$1,016	$(302)	$1,215,944
Long-term investments:
Corporate debt securities	$673,029	$118	$(921)	$672,226
Agency bonds	38,996	4	(2)	38,998
Total long-term investments	$712,025	$122	$(923)	$711,224

	December 31, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$15,054	$—	$—	$15,054
Money market funds	464,799	—	—	464,799
Total cash and cash equivalents	$479,853	$—	$—	$479,853
Short-term investments:
Commercial paper	$204,152	$24	$(6)	$204,170
Corporate debt securities	459,967	1,478	(48)	461,397
Total short-term investments	$664,119	$1,502	$(54)	$665,567
Long-term investments:
Corporate debt securities	$484,275	$605	$(283)	$484,597
Agency bonds	38,995	36	—	39,031
Total long-term investments	$523,270	$641	$(283)	$523,628

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of March 31, 2021 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$1,314,507	$1,315,220
Due in 1-2 years	712,025	711,224
Investments not due at a single maturity date	532,493	532,493
Total	$2,559,025	$2,558,937

Investments not due at a single maturity date in the preceding table consisted of money market funds.

As of March 31, 2021, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a minimum credit rating of A- and a weighted average maturity of less than twelve months. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector. The policy requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. During the three months ended March 31, 2021 and 2020, we did not recognize any losses on our investments due to credit related factors.

Strategic Investments

In March 2020, we completed an investment of $2.0 million in TAPD, Inc., also known as Frank, a U.S.-based service that helps students access financial aid. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. During the three months ended March 31, 2021, we sold our investment in a foreign entity for total consideration of $8.3 million, resulting in a $5.3 million gain included within other (expense) income, net on our condensed consolidated statements of operations. We received a cash payment, net of taxes withheld, of $6.8 million included within cash flows from investing activities on our condensed consolidated statements of cash flows. We did not record any impairment charges on our strategic investments during the three months ended March 31, 2021 and 2020, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the three months ended March 31, 2021 and 2020.

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

Financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are classified based on the valuation technique level in the tables below (in thousands):

	March 31, 2021
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$532,493	$532,493	$—
Commercial paper	99,276	—	99,276
Short-term investments:
Commercial paper	605,364	—	605,364
Corporate debt securities	610,580	—	610,580
Long-term investments:
Corporate debt securities	672,226	—	672,226
Agency bonds	38,998	—	38,998
Total assets measured and recorded at fair value	$2,558,937	$532,493	$2,026,444

	December 31, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$464,799	$464,799	$—
Short-term investments:
Commercial paper	204,170	—	204,170
Corporate debt securities	461,397	—	461,397
Long-term investments:
Corporate debt securities	484,597	—	484,597
Agency bonds	39,031	—	39,031
Total assets measured and recorded at fair value	$1,653,994	$464,799	$1,189,195

We value our investments based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds, we classify our fixed income available-for-sale investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any investments valued with a Level 3 input.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes see Note 7, “Convertible Senior Notes.”

The carrying amounts and estimated fair values of the notes as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021		December 31, 2020 (1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 notes	$985,706	$1,054,020	$761,930	$1,129,370
2025 notes	688,240	1,202,129	640,614	1,456,800
2023 notes	109,494	377,186	104,378	376,949
Convertible senior notes, net	$1,783,440	$2,633,335	$1,506,922	$2,963,119
(1) Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method. Refer to Note 7, “Convertible Senior Notes” for more information.

The carrying amount of the 2026 notes, 2025 notes and 2023 notes as of March 31, 2021 was net of unamortized issuance costs of $14.3 million, $11.8 million and $1.4 million, respectively. The carrying amount of the 2026 notes, 2025 notes and 2023 notes as of December 31, 2020 was net of unamortized debt discount of $226.7 million, $149.1 million and $10.0 million, respectively, and unamortized issuance costs of $11.3 million, $10.2 million and $1.2 million, respectively.

Note 6. Acquisition

On February 22, 2021, we completed an acquisition, accounted for as a business combination, of 100% of the outstanding shares of a company for a technology that will strengthen our content creation abilities for a purchase consideration of $8.0 million in cash. Our preliminary total allocation of purchase consideration included acquired assets of $0.4 million, acquired developed technology intangible asset of $3.3 million and goodwill of $5.8 million less assumed liabilities of $1.5 million. This acquisition did not have a material impact on our condensed consolidated financial statements and is not expected to have a material impact in future periods.

Note 7. Convertible Senior Notes

Adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

We adopted ASU 2020-06 on January 1, 2021 under the modified retrospective method applied to convertible senior notes outstanding as of January 1, 2021 and have not changed previously disclosed amounts or provided additional disclosures for comparative periods. Under ASU 2020-06, convertible instruments with embedded conversion features, that are not required to be accounted for as a derivative or that do not result in a substantial premium, are no longer required to be separated from the host contract thereby eliminating the cash conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model.

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes and together with the 2026 notes and the 2025 notes, the notes). The aggregate principal amount of the 2023 notes includes $45 million from the initial purchasers fully exercising their option to purchase additional notes. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The total net proceeds from the notes are as follows (in thousands):

	2026 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$800,000	$345,000
Less initial purchasers’ discount	(15,000)	(18,998)	(8,625)
Less other issuance costs	(904)	(822)	(757)
Net proceeds	$984,096	$780,180	$335,618

During the three months ended March 31, 2021, in connection with our securities repurchase program, we extinguished $100.0 million aggregate principal amount of the 2025 notes in privately-negotiated transactions for aggregate consideration of $184.9 million, which was paid in cash. Upon execution, we concluded that the 2025 notes embedded conversion features no longer met the derivative scope exception and, as a result, initially recorded a derivative liability of $176.5 million, related to the fair value of extinguished 2025 notes. We settled the derivative liability for aggregate consideration of $184.9 million resulting in a $8.4 million loss on change in fair value. The carrying amount of the 2025 notes subject to the extinguishment was $98.3 million resulting in a $78.2 million loss on early extinguishment of debt. Additionally, during the three months ended March 31, 2021, we entered into 2025 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 1,939,560 shares of our common stock and received aggregate cash proceeds of $23.9 million. Upon execution, we concluded that the capped call transactions no longer met the derivative scope exception and, as a result recorded a derivative liability of $22.6 million related to the fair value of terminated 2025 notes capped call transactions. We settled the capped call transactions for aggregate consideration of $23.9 million resulting in a $1.3 million gain on change in fair value.

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

During the three months ended March 31, 2021, we elected our option to redeem the remaining outstanding principal amount of 2023 notes, and therefore the 2023 notes continue to be convertible until May 18, 2021. We intend to settle the 2023 notes converted pursuant to our election of our option to redeem such 2023 notes through a combination of cash and shares on May 20, 2021. As a result, we have classified the remaining net carrying amount of 2023 notes as a current liability. Additionally, we entered into 2023 notes capped call privately negotiated transactions underlying the remaining outstanding principal amount of 2023 notes.

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

The conditions allowing holders of the 2026 notes to convert were not met and therefore the 2026 notes are not convertible. The first circumstance noted above allowing holders of the 2025 notes to convert was met during the three months ended March 31, 2021, December 31, 2020 and September 30, 2020 and therefore, the 2025 notes were and are convertible starting October 1, 2020 through June 30, 2021. Aside from the extinguishment of $100.0 million aggregate principal amount of the 2025 notes discussed above, we received immaterial requests for conversion of the 2025 notes which we settled in cash during the three months ended March 31, 2021 or intend to settle during the three months ending June 30, 2021. The 2023 notes were and are convertible starting April 1, 2019 through September 30, 2019 and from January 1, 2020 through May 18, 2021. During the three months ended March 31, 2021, we received $24.7 million aggregate principal amount of requests for conversion of the 2023 notes. $4.7 million aggregate principal amount was settled during the three months ended March 31, 2021 for aggregate consideration of $15.9 million, consisting of $4.7 million in cash and 126,003 shares of our common stock with a value of $11.2 million. $20.0 million aggregate principal amount was settled in April 2021 for aggregate consideration of $67.1 million, consisting of $20.0 million in cash and 529,611 shares of our common stock with a value of $47.1 million. During the three months ended March 31, 2021, we terminated 2023 notes capped call transactions underlying 86,826 shares of our common stock and received cash proceeds of $0.9 million. During the year ended December 31, 2020, in connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million.

The net carrying amount of the notes is as follows (in thousands):

	March 31, 2021			December 31, 2020 (1)
	2026 Notes	2025 Notes	2023 Notes(2)	2026 Notes	2025 Notes	2023 Notes
Principal	$1,000,000	$699,995	$110,896	$1,000,000	$800,000	$115,576
Unamortized debt discount	—	—	—	(226,732)	(149,138)	(9,953)
Unamortized issuance costs	(14,294)	(11,755)	(1,402)	(11,338)	(10,248)	(1,245)
Net carrying amount	$985,706	$688,240	$109,494	$761,930	$640,614	$104,378
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
(2) As noted above, during the three months ended March 31, 2021, we elected our option to redeem the remaining outstanding principal amount of 2023 notes and we have classified the remaining net carrying amount of 2023 notes as a current liability.

The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2021			2020 (1)
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$237	$66	$249	$215
Amortization of debt discount	—	—	—	8,841	3,125
Amortization of issuance costs	650	808	168	608	372
Total interest expense	$650	$1,045	$234	$9,698	$3,712
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Capped Call Transactions

Concurrently with the offering of the 2026 notes, 2025 notes and 2023 notes, we used $103.4 million, $97.2 million and $39.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to generally reduce or offset potential dilution to holders of our common stock upon conversion of the notes and/or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and, and as of March 31, 2021, cover 9,297,800, 13,576,823 and 4,201,633 shares of our common stock for the 2026 notes, 2025 notes and 2023 notes, respectively, and are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes, $51.56 to $79.32 per share for the 2025 notes and $26.95 to $40.68 per share for the 2023 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 1, 2020, we received notice that a class action lawsuit was filed against Chegg in New York alleging violations of the American with Disabilities Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the three months ended March 31, 2021, we settled this matter for an immaterial amount.

On August 18, 2020, we received notice that a class action lawsuit was filed against Chegg in California alleging violations of the Unruh Civil Rights Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the three months ended March 31, 2021, we settled this matter for an immaterial amount.

On July 21, 2020, VitalSource Technologies LLC (VST), which is wholly owned by Ingram Industries Inc., filed a complaint against Chegg alleging that Chegg breached its contract with VST involving the development of an eTextbook reader and eTextbook reader platform. The suit sought uncertain damages, but the complaint alleged that they exceeded $75,000. During the three months ended March 31, 2021, we recorded an immaterial loss contingency accrual and subsequently settled this matter in April 2021.

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

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25,000 in damages as a result of the 2018 Data Incident. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel; cases have been filed by the same counsel in Maryland and California. We dispute that these claimants have a valid basis for seeking arbitration, assert that they have acted in bad faith and are working with the Maryland and California courts and plaintiffs’ counsel on resolution of these claims. During the three months ended March 31, 2021, we recorded a loss contingency accrual and a corresponding insurance loss recovery, the net impact of which did not materially impact our condensed consolidated statements of operations.

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York (SDNY) for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9.978,107 and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the SDNY issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal. On April 21, 2020, the SDNY granted Chegg's motion to hold NetSoc's appeal in abeyance pending the outcome of an appeal in the litigation above. On December 2, 2020, the U.S. Patent and Trademark Office determined that the patent is invalid based on two Inter Partes Review (IPR) proceedings and on January 4, 2021, NetSoc filed a notice of appeal appealing the IPR decision.

Aside from the loss contingency accruals for the VST and 2018 Data Incident matters, we have not recorded any additional amounts related to the above matters as we do not believe that a loss is probable in these remaining matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2021.

Note 10. Stockholders' Equity

Equity Offering

In February 2021, we entered into an underwriting agreement pursuant to which we agreed to issue and sell 10,974,600 shares of our common stock at a public offering price of $102.00 per share generating aggregate net proceeds of $1,091.5 million, after deducting underwriting discounts and commissions of $26.9 million and offering expenses of $1.1 million.

Securities Repurchase Program

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2021, we repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transactions for an aggregate consideration of $184.9 million. $165.5 million remains under the repurchase program, which will end on December 31, 2021.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$362	$169
Research and development	7,959	6,991
Sales and marketing	2,919	2,186
General and administrative	11,860	8,988
Total share-based compensation expense	$23,100	$18,334

During the three months ended March 31, 2021, we capitalized $0.5 million of share-based compensation expense.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs under the 2013 Equity Incentive Plan (the 2013 Plan) with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on achieving a maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs will vest over a four-year period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach and described further below. As of March 31, 2021, the market-based conditions have not been met.

Fair Value of PSUs with Market-Based Conditions

PSUs with market-based conditions are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting is subject to the achievement of certain share price targets and the employee's continuing service to us. If the share price targets are achieved, the awards vest over a four-year period. We estimate the fair value of the PSUs using a Monte Carlo simulation approach, which utilizes the fair value of our common stock based on active market and requires input on the following subjective assumptions:

Expected Term. The expected term for the awards is the performance period of three years.

Expected Volatility. The expected volatility is based on the historical average volatility of our stock price over the expected term.

Expected Dividends. The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate. The risk-free interest rate used in the valuation method is the implied yield currently available on the U.S. treasury zero-coupon issues, with a remaining term equal to the expected term.

The following table summarizes the key assumptions used to determine the fair value of the awards:

Three Months Ended March 31, 2021
Expected term (years)	3.00
Expected volatility	49.04%
Dividend yield	—%
Risk-free interest rate	0.27%

2021 PSU Grants with Financial and Strategic Performance Targets

In March 2021, we granted PSUs under the 2013 Plan to certain of our key executives. These PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2021. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2022. The number of shares underlying these March 2021 PSUs granted totaled 278,644 shares and had a grant date fair value of $99.05 per share. As of March 31, 2021, the performance-based milestones are expected to be met at the maximum threshold, resulting in full achievement of these PSUs.

Fair Value of PSUs with Financial and Strategic Performance Targets and RSUs

PSUs with financial and strategic performance targets and RSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of PSUs is subject to our achievement of specified financial and strategic performance targets in addition to the employee's continuing service to us while vesting of RSUs is subject to the employee’s continuing service to us. PSUs vest subject to the achievement of performance objectives and if achieved, typically vest over three years while RSUs are typically fully vested at the end of three or four years. We assess the achievement of financial and strategic performance targets on a quarterly basis and adjust our share-based compensation expense as appropriate.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	4,816,000	$37.82
Granted	1,885,015	87.14
Released	(1,426,075)	29.29
Canceled	(173,936)	38.79
Balance at March 31, 2021	5,101,004	$58.39

As of March 31, 2021, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $206.4 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.3 years.

Note 11. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three months ended March 31, 2021 and 2020, we purchased $0.6 million and $0.4 million, respectively, of services from Adobe. We had no revenues during the three months ended March 31, 2021 and $0.1 million of revenues during the three months ended March 31, 2020 from Adobe. We had an immaterial amount and $0.1 million of payables as of March 31, 2021 and December 31, 2020, respectively, to Adobe. We had no outstanding receivables as of March 31, 2021 and December 31, 2020 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three months ended March 31, 2021 and 2020, we incurred payment processing fees of $0.7 million and $0.5 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Zuora, Inc. (Zuora). During the three months ended March 31, 2021 and 2020, we purchased $0.4 million and $0.2 million of services from Zuora.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Chegg is A Smarter Way to Student®. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their career with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

Students subscribe to our subscription services, which we collectively refer to as Chegg Services. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Mathway, and Thinkful. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math Solver subscription service helps students understand math by providing a step-by-step math solver and calculator, and we expect to incorporate Mathway into Chegg Math Solver. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math Solver services. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills.

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

During the three months ended March 31, 2021 and 2020, we generated net revenues of $198.4 million and $131.6 million, respectively, and in the same periods had net losses of $65.2 million and $5.7 million, respectively. During the three months ended March 31, 2021, the COVID-19 pandemic had a positive impact to our business and results of operations as we saw an increase in the acceleration of subscriber growth and engagement with our learning platform. However, the COVID-19 pandemic also subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes or how well they will overcome the impacts of the COVID-19 pandemic.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to become profitable and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Chegg Services” and “Required Materials.”

Chegg Services

Our Chegg Services product line for students primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Mathway, and Thinkful. Students typically pay to access Chegg Services on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 82% and 76% of net revenues during the three months ended March 31, 2021 and 2020, respectively.

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

In the aggregate, Required Materials revenues were 18% and 24% of net revenues during the three months ended March 31, 2021 and 2020, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2021		2020
Net revenues	$198,378	100%	$131,590	100%
Cost of revenues(1)	71,384	36	42,390	32
Gross profit	126,994	64	89,200	68
Operating expenses:
Research and development(1)	46,131	23	39,541	30
Sales and marketing(1)	26,214	13	20,238	15
General and administrative(1)	37,870	19	26,145	20
Total operating expenses	110,215	55	85,924	65
Income from operations	16,779	9	3,276	3
Total interest expense, net and other (expense) income, net	(79,137)	(40)	(8,467)	(7)
Loss before provision for income taxes	(62,358)	(31)	(5,191)	(4)
Provision for income taxes	2,821	(2)	522	—
Net loss	$(65,179)	(33)%	$(5,713)	(4)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$362		$169
Research and development	7,959		6,991
Sales and marketing	2,919		2,186
General and administrative	11,860		8,988
Total share-based compensation expense	$23,100		$18,334

Three Months Ended March 31, 2021 and 2020

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Chegg Services	$162,351	$100,359	$61,992	62%
Required Materials	36,027	31,231	4,796	15
Total net revenues	$198,378	$131,590	$66,788	51

Chegg Services revenues increased $62.0 million, or 62%, during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to our efforts to reduce account sharing, increased global penetration, the introduction of new offerings, and the widespread transition to remote learning as a result of the COVID-19 pandemic. Chegg Services revenues were 82% and 76% of net revenues during the three months ended March 31, 2021 and 2020, respectively. Required Materials revenues increased $4.8 million, or 15%, during the three months ended March 31, 2021, respectively, compared to the same period in 2020. Required Materials revenues were 18% and 24% of net revenues during the three months ended March 31, 2021 and 2020, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Cost of revenues(1)	$71,384	$42,390	$28,994	68%

(1) Includes share-based compensation expense of:	$362	$169	$193	114%

Cost of revenues increased $29.0 million, or 68%, during the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily attributable to higher order fulfillment fees of $5.3 million, higher net loss on textbook library of $5.2 million primarily due to increased write-downs, higher cost of textbooks purchased by students of $4.9 million, higher amortization of content of $2.4 million, higher amortization of intangible assets of $2.1 million, higher customer support fees of $2.0 million, higher payment processing fees of $1.8 million, higher employee-related expenses of $1.5 million. and higher share-based compensation expense of $0.2 million. Gross margins decreased to 64% during the three months ended March 31, 2021, from 68% during the same period in 2020.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Research and development(1)	$46,131	$39,541	$6,590	17%
Sales and marketing(1)	26,214	20,238	5,976	30
General and administrative(1)	37,870	26,145	11,725	45
Total operating expenses	$110,215	$85,924	$24,291	28%

(1) Includes share-based compensation expense of:
Research and development	$7,959	$6,991	$968	14%
Sales and marketing	2,919	2,186	733	34
General and administrative	11,860	8,988	2,872	32
Share-based compensation expense	$22,738	$18,165	$4,573	25%

Research and Development

Research and development expense increased $6.6 million, or 17%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to higher technology costs to support our research and development of $3.9 million, an increase in employee-related expenses of $3.2 million, higher share-based compensation expense of $1.0 million, compared to the same period in 2020. Research and development expense as a percentage of net revenues were 23% during the three months ended March 31, 2021 compared to 30% during the same period in 2020.

Sales and Marketing

Sales and marketing expense increased by $6.0 million, or 30%, during the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily attributable to increased global marketing spend of $2.4 million, higher employee-related expenses of $1.1 million, and higher share-based compensation expense of $0.7 million, compared to the same period in 2020. Sales and marketing expense as a percentage of net revenues were 13% during the three months ended March 31, 2021 compared to 15% during the same period in 2020.

General and Administrative

General and administrative expense increased $11.7 million, or 45%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to higher professional fees of $3.1 million, higher share-based compensation expense of $2.9 million, and higher employee-related expenses of $2.5 million, compared to the same period in 2020. General and administrative expense as a percentage of net revenues were 19% during the three months ended March 31, 2021 compared to 20% during the same period in 2020.

Interest Expense and Other (Expense) Income, Net

The following table sets forth our interest expense and other (expense) income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Interest expense, net	$(1,929)	$(13,427)	$11,498	n/m
Other (expense) income, net	(77,208)	4,960	(82,168)	n/m
Total interest expense, net and other (expense) income, net	$(79,137)	$(8,467)	$(70,670)	n/m
_______________________________________
n/m - not meaningful

Interest expense, net decreased during the three months ended March 31, 2021, compared to the same period in 2020 due to the reduction in non-cash interest expense related to the debt discount as a result of the adoption of ASU 2020-06 on January 1, 2021.

Other (expense) income, net, decreased during the three months ended March 31, 2021, compared to the same period in 2020, primarily as a result of the $78.2 million loss on early extinguishment of debt of the 2025 notes, $7.1 million net loss on the change in fair value of derivative instruments, and $2.8 million of lower interest income earned on our investments, partially offset by the $5.3 million gain on the sale of the strategic equity investment.

See Note 7, “Convertible Senior Notes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on changes to interest expense, net and other (expense) income, net related to our convertible senior notes and derivative instruments.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Provision for income taxes	$2,821	$522	$2,299	440%

We recorded an income tax provision of approximately $2.8 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. The increase during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in foreign profits and the withholding taxes related to the sale of our strategic equity investment.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and investments totaling $2.6 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. Through March 31, 2021, we have repurchased $57.4 million and $100.0 million of aggregate principal amount of the 2023 notes and 2025 notes, respectively, in privately negotiated transactions for an aggregate consideration of $149.6 million and $184.9 million, respectively. $165.5 million remain under the repurchase program, which will end on December 31, 2021.

In February 2021, we completed an equity offering in which we raised net proceeds of $1,091.5 million, after deducting underwriting discounts and commissions and offering expenses (2021 equity offering). In August 2020, March/April 2019 and April 2018, we closed offerings of our 2026 notes, 2025 notes and 2023 notes generating net proceeds of approximately $984.1 million, $780.2 million and $335.6 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2026 notes, 2025 notes and 2023 notes mature on September 1, 2026, March 15, 2025 and May 15, 2023, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such date. During the three months ended March 31, 2021, we elected our option to redeem the remaining outstanding principal amount of 2023 notes, and therefore we intend to settle the 2023 notes converted pursuant to our election of our option to redeem such 2023 notes through a combination of cash and shares on May 20, 2021.

As of March 31, 2021, we have incurred cumulative losses of $400.9 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our 2023 notes, 2025 notes and 2026 notes offerings, our 2021 equity offering, and cash generated from operations.

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

Most of our cash is held in the United States. As of March 31, 2021, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$73,573	$62,967
Net cash used in investing activities	(764,952)	(47,262)
Net cash provided by (used in) financing activities	867,600	(44,169)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2021 was $73.6 million. Our net loss of $65.2 million was offset by significant non-cash operating expenses including print textbook depreciation expense of $3.8 million, other depreciation and amortization expense of $14.8 million, share-based compensation expense of $23.1 million, the loss on early extinguishment of debt of $78.2 million, the net loss on the change in fair value of derivative instruments of $7.1 million, and the net loss on textbook library of $4.0 million, which was primarily due to increased write-downs, partially offset by the gain on sale of strategic equity investment of $5.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $765.0 million and was related to the purchases of investments of $925.7 million, the purchases of property and equipment of $19.0 million, the acquisition of business of $7.9 million and the purchases of textbooks of $4.5 million, partially offset by the maturity of investments of $181.3 million, proceeds from the sale of strategic equity investment of $6.8 million, and proceeds from the disposition of textbooks of $4.0 million.

Net cash used in investing activities during the three months ended March 31, 2020 was $47.3 million and was related to the purchases of investments of $112.4 million, the purchases of textbooks of $36.8 million, the purchases of property and equipment of $20.0 million and the purchase of strategic equity investment of $2.0 million, partially offset by the maturity of investments of $121.8 million and proceeds from the disposition of textbooks of $2.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $867.6 million and was related to the net proceeds from our equity offering of $1,091.5 million, proceeds from 2023 notes and 2025 notes capped call instruments of $24.8 million, and proceeds from the issuance of common stock under stock plans of $0.3 million, partially offset by the repayment of a portion of our 2023 notes and 2025 notes of $189.8 million and payment of $59.2 million in taxes related to the net share settlement of equity awards.

Net cash used in financing activities during the three months ended March 31, 2020 was $44.2 million and was related to the payment of $46.8 million in taxes related to the net share settlement of equity awards, partially offset by proceeds from the issuance of common stock under stock plans of $2.7 million.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2021, we extinguished $100.0 million aggregate principal amount of the 2025 notes and elected our option to redeem the remaining outstanding principal amount of 2023 notes, which is expected to settle on May 20, 2021. See Note 7, “Convertible Senior Notes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

There were no other material changes in our commitments under contractual obligations, as disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our critical accounting policy on share-based compensation expense, there have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Share-based Compensation Expense

We measure and recognize share-based compensation expense for all awards made to employees, directors and consultants, including restricted stock units (RSUs), performance-based RSUs (PSUs) with either a market-based condition or financial and strategic performance target and our employee stock purchase plan (ESPP) based on estimated fair values.

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

Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied subject to continuing service over the requisite service period. Share-based compensation expense recognized related to PSUs with a financial and strategic performance target is subject to the achievement of performance objectives and requires significant judgment by management in determining the current level of attainment of such performance objectives. Management may consider factors such as the latest revenue forecasts and general business trends in the assessment of whether or not a PSU award will be obtained. Subsequent changes to these considerations may have a material impact on the amount of share-based compensation expense recognized in the period related to PSU awards, which may lead to volatility of share-based compensation expense period-to-period. If the performance objectives are not met or service is no longer provided, no share-based compensation expense will be recognized, and any previously recognized share-based compensation expense will be reversed.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future share-based compensation expense.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in our market risk during the three months ended March 31, 2021, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, third parties may assert patent infringement claims against us in the form of letters, litigation, or other forms of communication. In addition, we may from time to time be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. See Note 8, “Commitments and Contingencies,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2021, we repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transactions for an aggregate consideration of $184.9 million. $165.5 million remains under the repurchase program, which will end on December 31, 2021.

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

CHEGG, INC.
May 3, 2021	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)