Form 10-Q
period 2021-06-30
CHEGG, INC
filed 2021-08-09
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of August 6, 2021, the Registrant had 144,677,794 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company,” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, and Thinkful, are some of our trademarks that may be used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names, and service marks that may be referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and the impact of the ongoing coronavirus (COVID-19) pandemic on our financial condition and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment where new risks emerge from time to time, such as the COVID-19 pandemic. Many of the risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the current COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise publicly these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$840,056	$479,853
Short-term investments	1,221,666	665,567
Accounts receivable, net of allowance of $147 and $153 at June 30, 2021 and December 31, 2020, respectively	10,091	12,913
Prepaid expenses	18,811	12,776
Other current assets	25,643	11,846
Total current assets	2,116,267	1,182,955
Long-term investments	484,853	523,628
Textbook library, net	17,682	34,149
Property and equipment, net	149,627	125,807
Goodwill	290,725	285,214
Intangible assets, net	46,620	51,249
Right of use assets	21,100	24,226
Other assets	24,073	24,030
Total assets	$3,150,947	$2,251,258
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,211	$8,547
Deferred revenue	34,682	32,620
Accrued liabilities	72,644	68,565
Total current liabilities	113,537	109,732
Long-term liabilities
Convertible senior notes, net	1,675,340	1,506,922
Long-term operating lease liabilities	15,811	19,264
Other long-term liabilities	8,377	5,705
Total long-term liabilities	1,699,528	1,531,891
Total liabilities	1,813,065	1,641,623
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 144,621,425 and 129,343,524 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	145	129
Additional paid-in capital	1,706,855	1,030,577
Accumulated other comprehensive (loss) income	(970)	1,530
Accumulated deficit	(368,148)	(422,601)
Total stockholders' equity	1,337,882	609,635
Total liabilities and stockholders' equity	$3,150,947	$2,251,258
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$198,478	$153,009	$396,856	$284,599
Cost of revenues	60,708	43,524	132,092	85,914
Gross profit	137,770	109,485	264,764	198,685
Operating expenses:
Research and development	41,595	40,374	87,726	79,915
Sales and marketing	21,686	15,758	47,900	35,996
General and administrative	39,719	31,292	77,589	57,437
Total operating expenses	103,000	87,424	213,215	173,348
Income from operations	34,770	22,061	51,549	25,337
Interest expense, net and other income (expense), net:
Interest expense, net	(1,701)	(13,425)	(3,630)	(26,852)
Other income (expense), net	1,920	3,240	(75,288)	8,200
Total interest expense, net and other income (expense), net	219	(10,185)	(78,918)	(18,652)
Income (loss) before provision for income taxes	34,989	11,876	(27,369)	6,685
Provision for income taxes	2,225	1,287	5,046	1,809
Net income (loss)	$32,764	$10,589	$(32,415)	$4,876
Net income (loss) per share
Basic	$0.23	$0.09	$(0.23)	$0.04
Diluted	$0.20	$0.08	$(0.23)	$0.04
Weighted average shares used to compute net income (loss) per share
Basic	143,112	123,842	138,756	123,135
Diluted	168,282	133,851	138,756	132,674
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$32,764	$10,589	$(32,415)	$4,876
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments, net of tax	375	6,831	(1,519)	3,564
Change in foreign currency translation adjustments, net of tax	(107)	381	(981)	(618)
Other comprehensive income (loss)	268	7,212	(2,500)	2,946
Total comprehensive income (loss)	$33,032	$17,801	$(34,915)	$7,822
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2021	141,317	$141	$1,645,352	$(1,238)	$(400,912)	$1,243,343
Equity component on conversions of 2023 notes and 2025 notes	—	—	(225,615)	—	—	(225,615)
Issuance of common stock upon conversions of 2023 notes	2,857	3	224,281	—	—	224,284
Net proceeds from capped call related to conversions of 2023 notes and 2025 notes	—	—	44,192	—	—	44,192
Issuance of common stock upon exercise of stock options and ESPP	120	—	4,919	—	—	4,919
Net share settlement of equity awards	327	1	(15,466)	—	—	(15,465)
Share-based compensation expense	—	—	29,192	—	—	29,192
Other comprehensive income	—	—	—	268	—	268
Net income	—	—	—	—	32,764	32,764
Balances at June 30, 2021	144,621	$145	$1,706,855	$(970)	$(368,148)	$1,337,882

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2020	123,543	$124	$890,258	$(5,362)	$(422,093)	$462,927
Issuance of common stock upon exercise of stock options and ESPP	312	—	5,372	—	—	5,372
Net share settlement of equity awards	268	—	(7,268)	—	—	(7,268)
Share-based compensation expense	—	—	19,546	—	—	19,546
Other comprehensive income	—	—	—	7,212	—	7,212
Net income	—	—	—	—	10,589	10,589
Balances at June 30, 2020	124,123	$124	$907,908	$1,850	$(411,504)	$498,378

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,920)	—	—	(236,920)
Issuance of common stock upon conversion of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions and extinguishments of 2023 notes and 2025 notes	—	—	67,769	—	—	67,769
Issuance of common stock upon exercise of stock options and ESPP	164	—	5,265	—	—	5,265
Net share settlement of equity awards	1,155	2	(74,642)	—	—	(74,640)
Share-based compensation expense	—	—	52,839	—	—	52,839
Other comprehensive loss	—	—	—	(2,500)	—	(2,500)
Net loss	—	—	—	—	(32,415)	(32,415)
Balances at June 30, 2021	144,621	$145	$1,706,855	$(970)	$(368,148)	$1,337,882

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Issuance of common stock upon exercise of stock options and ESPP	672	—	8,037	—	—	8,037
Net share settlement of equity awards	1,867	2	(54,104)	—	—	(54,102)
Share-based compensation expense	—	—	37,880	—	—	37,880
Other comprehensive income	—	—	—	2,946	—	2,946
Net income	—	—	—	—	4,876	4,876
Balances at June 30, 2020	124,123	$124	$907,908	$1,850	$(411,504)	$498,378
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net (loss) income	$(32,415)	$4,876
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Print textbook depreciation expense	6,581	7,062
Other depreciation and amortization expense	30,187	19,834
Share-based compensation expense	51,645	37,880
Amortization of debt discount and issuance costs	3,097	25,892
Loss on early extinguishment of debt	78,152	—
Loss on change in fair value of derivative instruments, net	7,148	—
Loss from write-off of property and equipment	1,042	851
Gain on sale of strategic equity investment	(5,338)	—
Loss (gain) on textbook library, net	4,230	(1,371)
Operating lease expense, net of accretion	3,064	2,185
Other non-cash items	298	(427)
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	3,462	3,961
Prepaid expenses and other current assets	(14,715)	(1,812)
Other assets	7,220	(712)
Accounts payable	(3,139)	(574)
Deferred revenue	2,062	8,117
Accrued liabilities	4,197	17,389
Other liabilities	(2,277)	(946)
Net cash provided by operating activities	144,501	122,205
Investing activities
Purchases of property and equipment	(46,595)	(43,111)
Purchases of textbooks	(5,018)	(38,668)
Proceeds from disposition of textbooks	6,709	3,415
Purchases of investments	(984,606)	(277,033)
Maturities of investments	455,536	271,711
Purchase of strategic equity investment	—	(2,000)
Proceeds from sale of strategic equity investment	7,081	—
Acquisition of businesses, net of cash acquired	(7,891)	(92,796)
Net cash used in investing activities	(574,784)	(178,482)
Financing activities
Proceeds from common stock issued under stock plans, net	5,267	8,039
Payment of taxes related to the net share settlement of equity awards	(74,642)	(54,104)
Proceeds from equity offering, net of offering costs	1,091,466	—
Repayment of convertible senior notes	(300,751)	—
Proceeds from exercise of convertible senior notes capped call	69,004	—
Net cash provided by (used in) financing activities	790,344	(46,065)
Net increase (decrease) in cash, cash equivalents and restricted cash	360,061	(102,342)
Cash, cash equivalents and restricted cash, beginning of period	481,715	389,432
Cash, cash equivalents and restricted cash, end of period	$841,776	$287,090

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow data:
Cash paid during the period for:
Interest	$615	$931
Income taxes, net of refunds	$4,268	$1,247
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,030	$3,350
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,713
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,341	$754
Accrued escrow related to acquisition	$—	$7,451
Issuance of common stock related to repayment of convertible senior notes	$235,521	$—

	June 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$840,056	$285,064
Restricted cash included in other current assets	—	308
Restricted cash included in other assets	1,720	1,718
Total cash, cash equivalents and restricted cash	$841,776	$287,090
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (Chegg, the Company, we, us, or our), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Millions of people Learn with Chegg. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their career with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2021, our results of operations, results of comprehensive income (loss), and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. Our results of operations, results of comprehensive income (loss), stockholders' equity, and cash flows for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Except for our policies on convertible senior notes, net, share-based compensation expense, and net income (loss) per share, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K. Our policies on convertible senior notes, net and net income (loss) per share were updated as a result of our adoption of Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2021 under the modified retrospective method. For further information on ASU 2020-06, see the section below titled “Recent Accounting Pronouncements” of this Note 1, “Background and Basis of Presentation.”

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2026 notes, 2025 notes, and the 2023 notes are referred to as the “notes.” The notes, including the embedded conversion features, are accounted for under the traditional convertible debt accounting model entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, we classify it as a long-term liability as we retain the election to settle conversion requests in shares of our common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and recorded at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of operations. The fair value of any derivative instruments related to the notes are determined utilizing Level 2 inputs. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our condensed consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other income (expense), net on our condensed consolidated statements of operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by adjusting net income (loss) for all related interest expense and gains and losses recognized during the period, net of tax, and giving effect to all potential shares of common stock, including stock options, PSUs, RSUs, and shares related to convertible senior notes, to the extent dilutive. This assumes that all stock options and dilutive convertible shares were exercised or converted and is computed by applying the treasury stock method for outstanding stock options, PSUs, and RSUs, and the if-converted method for outstanding convertible senior notes. Under the treasury stock method, options, PSUs, and RSUs are assumed to be exercised or vested at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible senior notes are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. Except for estimates related to the grant-date fair value of PSUs with a market-based condition, there have been no material changes in our use of estimates during the six months ended June 30, 2021 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $6.6 million of current operating lease liabilities have been reclassified to accrued liabilities on our condensed consolidated balance sheet as of December 31, 2020. This change in presentation does not affect previously reported results.

Condensed Consolidated Statements of Operations Details

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on early extinguishment of debt(1)	$—	$—	$(78,152)	$—
Loss on change in fair value of derivative instruments, net(1)	—	—	(7,148)	—
Gain on sale of strategic equity investment(2)	—	—	5,338	—
Interest income	1,851	3,193	3,900	8,049
Other	69	47	774	151
Total other income (expense), net	$1,920	$3,240	$(75,288)	$8,200
(1) For further information, see Note 7, “Convertible Senior Notes.”
(2) For further information, see Note 4, “Cash and Cash Equivalents, and Investments.”

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 aims to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange based on the economic substance of the modification or exchange. Early adoption is permitted and the guidance must be applied prospectively to all modifications or exchanges that occur on or after the date of adoption. The guidance is effective for annual periods beginning after December 15, 2021, and we are currently in the process of evaluating the impact of this guidance.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU 2020-06 simplifies the guidance in Accounting Standards Codification (ASC) 470-20, Debt - Debt with Conversion and Other Options. Under ASU 2020-06, convertible instruments with embedded conversion features, that are not required to be accounted for as a derivative or that do not result in a substantial premium, are no longer required to be separated from the host contract thereby eliminating the cash conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model. ASU 2020-06 also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Chegg Services	$173,513	$126,004	$47,509	38%
Required Materials	24,965	27,005	(2,040)	(8)
Total net revenues	$198,478	$153,009	$45,469	30

	Six Months Ended June 30,		Change
	2021	2020	$	%
Chegg Services	$335,864	$226,363	$109,501	48%
Required Materials	60,992	58,236	2,756	5
Total net revenues	$396,856	$284,599	$112,257	39

During the three and six months ended June 30, 2021, we recognized $44.1 million and $32.0 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and six months ended June 30, 2020, we recognized $33.4 million and $17.8 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and six months ended June 30, 2021, we recognized a reduction of revenues of $2.9 million and $3.4 million, respectively, from performance obligations satisfied in previous periods primarily due to a change in the estimated variable consideration ascribed to Thinkful. During the three and six months ended June 30, 2020, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. During the three and six months ended June 30, 2021, we recognized $10.0 million and $20.7 million, respectively, of operating lease income from print textbook rentals that we own. During the three and six months ended June 30, 2020, we recognized $11.1 million and $23.4 million, respectively, of operating lease income from print textbook rentals that we own.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

			Change
	June 30, 2021	December 31, 2020	$	%
Accounts receivable, net	$10,091	$12,913	$(2,822)	(22)%
Deferred revenue	34,682	32,620	2,062	6
Contract assets	16,398	13,243	3,155	24

During the six months ended June 30, 2021, our accounts receivable, net balance decreased by $2.8 million, or 22%, primarily due to timing of billings and seasonality of our business. During the six months ended June 30, 2021, our deferred revenue balance increased by $2.1 million, or 6%, primarily due to increased bookings driven by higher Chegg Services revenue. During the six months ended June 30, 2021, our contract assets balance increased by $3.2 million, or 24%, primarily due to our Thinkful service.

Note 3. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
Basic
Numerator:
Net income (loss)	$32,764	$10,589	$(32,415)	$4,876
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	143,112	123,842	138,756	123,135

Net income (loss) per share, basic	$0.23	$0.09	$(0.23)	$0.04

Diluted
Numerator:
Net income (loss)	$32,764	$10,589	$(32,415)	$4,876
Convertible senior notes interest expense, net of tax	1,212	—	—	—
Net income (loss), diluted	$33,976	$10,589	$(32,415)	$4,876
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	143,112	123,842	138,756	123,135
Options to purchase common stock	504	958	—	1,013
PSUs and RSUs	1,791	2,707	—	3,175
Shares related to convertible senior notes	22,875	6,344	—	5,351
Weighted average shares used to compute net income (loss) per share, diluted	168,282	133,851	138,756	132,674

Net income (loss) per share, diluted	$0.20	$0.08	$(0.23)	$0.04
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	—	—	530	—
PSUs and RSUs	1,137	103	2,464	52
Shares related to convertible senior notes	268	—	25,901	—
Employee stock purchase plan	5	10	5	10
Total common stock equivalents	1,410	113	28,900	62

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss, and fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$33,022	$—	$—	$33,022
Money market funds	807,034	—	—	807,034
Total cash and cash equivalents	$840,056	$—	$—	$840,056
Short-term investments:
Commercial paper	$514,715	$120	$—	$514,835
Corporate debt securities	690,873	566	(130)	691,309
Agency bonds	15,501	21	—	15,522
Total short-term investments	$1,221,089	$707	$(130)	$1,221,666
Long-term investments:
Corporate debt securities	$476,143	$75	$(366)	$475,852
Agency bonds	9,000	1	—	9,001
Total long-term investments	$485,143	$76	$(366)	$484,853

	December 31, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$15,054	$—	$—	$15,054
Money market funds	464,799	—	—	464,799
Total cash and cash equivalents	$479,853	$—	$—	$479,853
Short-term investments:
Commercial paper	$204,152	$24	$(6)	$204,170
Corporate debt securities	459,967	1,478	(48)	461,397
Total short-term investments	$664,119	$1,502	$(54)	$665,567
Long-term investments:
Corporate debt securities	$484,275	$605	$(283)	$484,597
Agency bonds	38,995	36	—	39,031
Total long-term investments	$523,270	$641	$(283)	$523,628

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2021 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$1,221,089	$1,221,666
Due in 1-2 years	485,143	484,853
Investments not due at a single maturity date	807,034	807,034
Total	$2,513,266	$2,513,553

Investments not due at a single maturity date in the preceding table consisted of money market funds.

As of June 30, 2021, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a minimum credit rating of A- and a weighted average maturity of less than twelve months. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector. The policy requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. During the three and six months ended June 30, 2021 and 2020, we did not recognize any losses on our investments due to credit related factors.

Strategic Investments

In March 2020, we completed an investment of $2.0 million in TAPD, Inc., also known as Frank, a U.S.-based service that helps students access financial aid. Additionally, we previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. In March 2021, we sold our investment in that foreign entity for total consideration of $8.3 million, resulting in a $5.3 million gain included within other income (expense), net on our condensed consolidated statements of operations. We received a cash payment, net of taxes withheld, of $7.1 million included within cash flows from investing activities on our condensed consolidated statements of cash flows. We did not record any impairment charges on our strategic investments during the three and six months ended June 30, 2021 and 2020, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the three and six months ended June 30, 2021 and 2020.

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

Financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are classified based on the valuation technique level in the tables below (in thousands):

	June 30, 2021
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$807,034	$807,034	$—
Short-term investments:
Commercial paper	514,835	—	514,835
Corporate debt securities	691,309	—	691,309
Agency bonds	15,522	—	15,522
Long-term investments:
Corporate debt securities	475,852	—	475,852
Agency bonds	9,001	—	9,001
Total assets measured and recorded at fair value	$2,513,553	$807,034	$1,706,519

	December 31, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$464,799	$464,799	$—
Short-term investments:
Commercial paper	204,170	—	204,170
Corporate debt securities	461,397	—	461,397
Long-term investments:
Corporate debt securities	484,597	—	484,597
Agency bonds	39,031	—	39,031
Total assets measured and recorded at fair value	$1,653,994	$464,799	$1,189,195

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes, refer to Note 7, “Convertible Senior Notes.”

The carrying amounts and estimated fair values of the notes as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021		December 31, 2020 (1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 notes	$986,363	$1,050,380	$761,930	$1,129,370
2025 notes	688,977	1,182,986	640,614	1,456,800
2023 notes	—	—	104,378	376,949
Convertible senior notes, net	$1,675,340	$2,233,366	$1,506,922	$2,963,119
(1) Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method. Refer to Note 7, “Convertible Senior Notes” for more information.

The carrying amount of the 2026 notes and 2025 notes as of June 30, 2021 was net of unamortized issuance costs of $13.6 million and $11.0 million, respectively, and there is no carrying amount of the 2023 notes as we settled the principal amount of 2023 notes. The carrying amount of the 2026 notes, 2025 notes, and 2023 notes as of December 31, 2020 was net of unamortized debt discount of $226.7 million, $149.1 million and $10.0 million, respectively, and unamortized issuance costs of $11.3 million, $10.2 million and $1.2 million, respectively.

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

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes and together with the 2026 notes and the 2025 notes, the notes). The aggregate principal amount of the 2023 notes included $45 million from the initial purchasers fully exercising their option to purchase additional notes. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The total net proceeds from the notes are as follows (in thousands):

	2026 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$800,000	$345,000
Less initial purchasers’ discount	(15,000)	(18,998)	(8,625)
Less other issuance costs	(904)	(822)	(757)
Net proceeds	$984,096	$780,180	$335,618

During the six months ended June 30, 2021, we settled $115.6 million of aggregate principal amount of the 2023 notes, consisting of $24.7 million related to requests for conversions and $90.9 million pursuant to our election of our option to redeem the remaining outstanding 2023 notes.

During the three months ended June 30, 2021, we settled $110.9 million of aggregate principal amount of the 2023 notes for a total aggregate consideration of $335.2 million, consisting of $110.9 million in cash and 2,857,008 shares of our common stock with a value of $224.3 million. The carrying amount of the 2023 notes was $109.6 million, resulting in a $225.6 million difference that was recorded in additional paid-in capital on our condensed consolidated balance sheet. Additionally, we entered into 2023 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 4,201,633 shares of our common stock and received aggregate cash proceeds of $44.2 million. During the six months ended June 30, 2021, we settled $115.6 million of aggregate principal amount of the 2023 notes for a total aggregate consideration of $351.1 million, consisting of $115.6 million in cash and 2,983,011 shares of our common stock with a value of $235.5 million. The carrying amount of the 2023 notes was $114.2 million, resulting in a $236.9 million difference that was recorded in additional paid-in capital on our condensed consolidated balance sheet. Additionally, we entered into 2023 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 4,288,459 shares of our common stock and received aggregate cash proceeds of $45.2 million. As of June 30, 2021, no amounts of our 2023 notes remain outstanding and no shares remain underlying the 2023 notes capped call transactions.

In March 2021, in connection with our securities repurchase program, we extinguished $100.0 million aggregate principal amount of the 2025 notes in privately-negotiated transactions for aggregate consideration of $184.9 million, which was paid in cash. Upon execution, we concluded that the 2025 notes embedded conversion features no longer met the derivative scope exception and, as a result, initially recorded a derivative liability of $176.5 million, related to the fair value of extinguished 2025 notes. We settled the derivative liability for aggregate consideration of $184.9 million resulting in a $8.4 million loss on change in fair value. The carrying amount of the 2025 notes subject to the extinguishment was $98.3 million resulting in a $78.2 million loss on early extinguishment of debt. Additionally, we entered into 2025 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 1,939,560 shares of our common stock and received aggregate cash proceeds of $23.9 million. Upon execution, we concluded that the capped call transactions no longer met the derivative scope exception and, as a result recorded a derivative liability of $22.6 million related to the fair value of terminated 2025 notes capped call transactions. We settled the capped call transactions for aggregate consideration of $23.9 million resulting in a $1.3 million gain on change in fair value.

The notes are our senior, unsecured obligations and are governed by indenture agreements by and between us and Wells Fargo Bank, National Association, as Trustee (the indentures). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2025 notes bear interest of 0.125% per year which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The 2025 notes will mature on March 15, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2023 notes bore interest of 0.25% per year which was payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018.

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Each $1,000 principal amount of the 2025 notes will initially be convertible into 19.3956 shares of our common stock. This is equivalent to an initial conversion price of approximately $51.56 per share, which is subject to adjustment in certain circumstances. Each $1,000 principal amount of the 2023 notes was initially convertible into 37.1051 shares of our common stock. This was equivalent to an initial conversion price of approximately $26.95 per share, which was subject to adjustment in certain circumstances.

Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes, the notes are convertible at the option of holders only upon satisfaction of the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 for the 2026 notes and June 30, 2019 for the 2025 notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the respective conversion price for the notes on each applicable trading day;
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

On or after June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election.

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

The conditions allowing holders of the 2026 notes to convert were not met and therefore the 2026 notes are not convertible. The first circumstance noted above allowing holders of the 2025 notes to convert was met during the three months ended June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 and therefore, the 2025 notes were and are convertible starting October 1, 2020 through September 30, 2021. Aside from the extinguishment of $100.0 million aggregate principal amount of the 2025 notes discussed above, during the three and six months ended June 30, 2021, we received immaterial requests for conversion of the 2025 notes which we settled or intend to settle in cash. During the year ended December 31, 2020, in connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million.

The net carrying amount of the notes is as follows (in thousands):

	June 30, 2021		December 31, 2020 (1)
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2023 Notes
Principal	$1,000,000	$699,992	$1,000,000	$800,000	$115,576
Unamortized debt discount	—	—	(226,732)	(149,138)	(9,953)
Unamortized issuance costs	(13,637)	(11,015)	(11,338)	(10,248)	(1,245)
Net carrying amount	$986,363	$688,977	$761,930	$640,614	$104,378
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,
	2021			2020 (1)
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$218	$12	$249	$215
Amortization of debt discount	—	—	—	8,842	3,126
Amortization of issuance costs	657	740	74	607	371
Total interest expense	$657	$958	$86	$9,698	$3,712
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

	Six Months Ended June 30,
	2021			2020 (1)
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$455	$78	$498	$430
Amortization of debt discount	—	—	—	17,683	6,251
Amortization of issuance costs	1,307	1,548	242	1,215	743
Total interest expense	$1,307	$2,003	$320	$19,396	$7,424
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of June 30, 2021, cover 9,297,800 and 13,576,764 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 1, 2020, we received notice that a class action lawsuit was filed against Chegg in New York alleging violations of the American with Disabilities Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the six months ended June 30, 2021, we settled this matter for an immaterial amount.

On August 18, 2020, we received notice that a class action lawsuit was filed against Chegg in California alleging violations of the Unruh Civil Rights Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the six months ended June 30, 2021, we settled this matter for an immaterial amount.

On July 21, 2020, VitalSource Technologies LLC (VST), which is wholly owned by Ingram Industries Inc., filed a complaint against Chegg alleging that Chegg breached its contract with VST involving the development of an eTextbook reader and eTextbook reader platform. The suit sought uncertain damages, but the complaint alleged that they exceeded $75 thousand. During the six months ended June 30, 2021, we settled this matter for an immaterial amount.

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. We have provided the FTC with the requested responses to interrogatories and the production of documents pertaining to data breach incidents and our data security and privacy practices generally.

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals represented by the same legal counsel, each alleging to have suffered more than $25 thousand in damages as a result of the unauthorized access of certain items of their user data in April 2018 (the 2018 Data Incident). On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel; cases have been filed by the same counsel in Maryland and California. We dispute that these claimants have a valid basis for seeking arbitration, assert that they have acted in bad faith and are working with the Maryland and California courts and plaintiffs’ counsel on resolution of these claims. In March 2021, we recorded a loss contingency accrual and a corresponding insurance loss recovery, the net impact of which did not materially impact our condensed consolidated statements of operations.

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us in the U.S. District Court for the Southern District of New York (SDNY) for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9,978,107 (the NetSoc Patent) and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the SDNY issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal. On April 21, 2020, the SDNY granted Chegg's motion to hold NetSoc's appeal in abeyance pending the outcome of an appeal in a separate litigation regarding the NetSoc Patent. On December 2, 2020, the U.S. Patent and Trademark Office determined that the NetSoc Patent is invalid based on two Inter Partes Review (IPR) proceedings and on January 4, 2021, NetSoc filed a notice of appeal appealing the IPR decision. The appeal of the IPR decision is currently stayed.

Aside from the loss contingency accrual for the 2018 Data Incident matter, we have not recorded any additional amounts related to the above matters as we do not believe that a loss is probable in these remaining matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our condensed consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2021.

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

Securities Repurchase Program

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the six months ended June 30, 2021, we repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transactions for an aggregate consideration of $184.9 million. $165.5 million remains under the repurchase program, which will end on December 31, 2021.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$419	$213	$781	$382
Research and development	9,100	7,620	17,059	14,611
Sales and marketing	3,655	2,436	6,574	4,622
General and administrative	15,371	9,277	27,231	18,265
Total share-based compensation expense	$28,545	$19,546	$51,645	$37,880

During the three and six months ended June 30, 2021, we capitalized share-based compensation expense of $0.7 million and $1.2 million, respectively.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs under the 2013 Equity Incentive Plan (the 2013 Plan) with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on achieving a maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs will vest over a four-year period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach described further below. As of June 30, 2021, the market-based conditions have not been met.

Fair Value of PSUs with Market-Based Conditions

PSUs with market-based conditions are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting is subject to the achievement of certain per share price of our common stock targets and the employee's continuing service to us. If the targets are achieved, the awards vest over a four-year period. We estimate the fair value of the PSUs using a Monte Carlo simulation approach, which utilizes the fair value of our common stock based on an active market and requires input on the following subjective assumptions:

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

The following table summarizes the key assumptions used to determine the fair value of the awards:

Expected term (years)	3.00
Expected volatility	49.04%
Expected dividends	—%
Risk-free interest rate	0.27%

2021 PSU Grants with Financial and Strategic Performance Targets

In March 2021, we granted PSUs under the 2013 Plan to certain of our key executives. These PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2021. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2022. The number of shares underlying these March 2021 PSUs granted totaled 278,644 shares and had a grant date fair value of $99.05 per share. As of June 30, 2021, the performance-based milestones are expected to be met at the maximum threshold, resulting in full achievement of these PSUs.

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

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	4,816,000	$37.82
Granted	2,106,680	86.84
Released	(1,949,524)	32.28
Canceled	(295,779)	42.34
Balance at June 30, 2021	4,677,377	$61.92

As of June 30, 2021, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $195.9 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

Note 11. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and six months ended June 30, 2021, we purchased $0.4 million and $1.0 million, respectively, of services from Adobe and during the three and six months ended June 30, 2020, we purchased $0.4 million and $0.8 million, respectively, of services from Adobe. We had no revenues during the three and six months ended June 30, 2021 from Adobe. We had no revenues during the three months ended June 30, 2020 and $0.1 million of revenues during the six months ended June 30, 2020 from Adobe. We had no payables as of June 30, 2021 and $0.1 million of payables as of December 31, 2020 to Adobe. We had no outstanding receivables as of June 30, 2021 and December 31, 2020 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and six months ended June 30, 2021, we incurred payment processing fees of $0.7 million and $1.4 million, respectively, and during the three and six months ended June 30, 2020, we incurred payment processing fees of $0.5 million and $1.0 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Zuora, Inc. (Zuora). During the three and six months ended June 30, 2021, we purchased an immaterial amount and $0.4 million, respectively, of services from Zuora and during the three and six months ended June 30, 2020, we purchased $0.2 million and $0.4 million, respectively, of services from Zuora.

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

Overview

Millions of people Learn with Chegg. We strive to improve educational outcomes by putting the student first. We support students on their journey from high school to college and into their career with tools designed to help them learn their course materials, succeed in their classes, save money on required materials, and learn the most in-demand skills. Our services are available online, anytime and anywhere.

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

During the three and six months ended June 30, 2021, we generated net revenues of $198.5 million and $396.9 million, respectively, and in the same periods had net income of $32.8 million and net loss of $32.4 million, respectively. During the three and six months ended June 30, 2020, we generated net revenues of $153.0 million and $284.6 million, respectively, and in the same periods had net income of $10.6 million and $4.9 million, respectively.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic, which continues to evolve and affect our business and results of operations. The COVID-19 pandemic subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes or how well they will overcome the impacts of the COVID-19 pandemic. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In the aggregate, Chegg Services revenues were 87% and 85% of net revenues during the three and six months ended June 30, 2021, respectively and 82% and 80% of net revenues during the three and six months ended June 30, 2020, respectively.

Required Materials

Our Required Materials product line includes revenues from print textbooks and eTextbooks. Revenues from print textbooks that we own are primarily recognized as the total transaction amount ratably over the rental term, generally a two- to five-month period. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount immediately when a print textbook ships to a student. Additionally, Required Materials includes revenues from eTextbooks, which are primarily recognized ratably over the contractual period, generally a two- to five-month period.

In the aggregate, Required Materials revenues were 13% and 15% of net revenues during the three and six months ended June 30, 2021, respectively, and 18% and 20% of net revenues during the three and six months ended June 30, 2020.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Net revenues	$198,478	100%	$153,009	100%	$396,856	100%	$284,599	100%
Cost of revenues(1)	60,708	31	43,524	28	132,092	33	85,914	30
Gross profit	137,770	69	109,485	72	264,764	67	198,685	70
Operating expenses:
Research and development(1)	41,595	20	40,374	26	87,726	22	79,915	28
Sales and marketing(1)	21,686	11	15,758	10	47,900	12	35,996	13
General and administrative(1)	39,719	20	31,292	21	77,589	20	57,437	20
Total operating expenses	103,000	51	87,424	57	213,215	54	173,348	61
Income from operations	34,770	18	22,061	15	51,549	13	25,337	9
Total interest expense, net and other income (expense), net	219	—	(10,185)	(7)	(78,918)	(20)	(18,652)	(7)
Income (loss) before provision for income taxes	34,989	18	11,876	8	(27,369)	(7)	6,685	2
Provision for income taxes	2,225	(1)	1,287	(1)	5,046	(1)	1,809	(1)
Net income (loss)	$32,764	17%	$10,589	7%	$(32,415)	(8)%	$4,876	1%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$419		$213		$781		$382
Research and development	9,100		7,620		17,059		14,611
Sales and marketing	3,655		2,436		6,574		4,622
General and administrative	15,371		9,277		27,231		18,265
Total share-based compensation expense	$28,545		$19,546		$51,645		$37,880

Three and Six Months Ended June 30, 2021 and 2020

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Chegg Services	$173,513	$126,004	$47,509	38%
Required Materials	24,965	27,005	(2,040)	(8)
Total net revenues	$198,478	$153,009	$45,469	30

	Six Months Ended June 30,		Change
	2021	2020	$	%
Chegg Services	$335,864	$226,363	$109,501	48%
Required Materials	60,992	58,236	2,756	5
Total net revenues	$396,856	$284,599	$112,257	39

Chegg Services revenues increased $47.5 million, or 38%, and $109.5 million or 48%, during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to our efforts to reduce account sharing, increased global awareness and penetration and the introduction of enhanced offerings, including our acquisition of Mathway, which closed in June 2020. Chegg Services revenues were 87% and 85% of net revenues during the three and six months ended June 30, 2021, respectively, and 82% and 80% of net revenues during three and six months ended June 30, 2020, respectively. Required Materials revenues decreased $2.0 million, or 8%, and increased $2.8 million, or 5% during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Required Materials revenues were 13% and 15% of net revenues during the three and six months ended June 30, 2021, respectively, and 18% and 20% during the three and six months ended June 30, 2020, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Cost of revenues(1)	$60,708	$43,524	$17,184	39%

(1) Includes share-based compensation expense of:	$419	$213	$206	97%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Cost of revenues(1)	$132,092	$85,914	$46,178	54%

(1) Includes share-based compensation expense of:	$781	$382	$399	104%

Cost of revenues increased $17.2 million, or 39%, during the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily attributable to higher other depreciation and amortization expense of $5.9 million, transitional logistics charges of $4.2 million incurred in conjunction with the transition of our print textbooks to a new third party logistics provider, higher web hosting fees of $2.5 million, higher order fulfillment fees of $1.8 million, higher payment processing fees of $1.6 million and higher employee-related expenses, including share-based compensation expense, of $1.4 million. Gross margins decreased to 69% during the three months ended June 30, 2021, from 72% during the same period in 2020.

Cost of revenues increased $46.2 million, or 54%, during the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily attributable to higher other depreciation and amortization expense of $11.0 million, higher order fulfillment fees of $7.1 million, higher cost of textbooks purchased by students of $5.8 million, higher net loss on textbook library of $5.6 million primarily due to increased write-downs, transitional logistics charges of $4.2 million incurred in conjunction with the transition of our print textbooks to a new third party logistics provider, higher payment processing fees of $3.4 million, higher employee-related expenses, including share-based compensation expense, of $3.1 million, higher web hosting fees of $2.7 million, and higher customer support fees of $2.6 million. Gross margins decreased to 67% during the six months ended June 30, 2021, from 70% during the same period in 2020.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Research and development(1)	$41,595	$40,374	$1,221	3%
Sales and marketing(1)	21,686	15,758	5,928	38
General and administrative(1)	39,719	31,292	8,427	27
Total operating expenses	$103,000	$87,424	$15,576	18%

(1) Includes share-based compensation expense of:
Research and development	$9,100	$7,620	$1,480	19%
Sales and marketing	3,655	2,436	1,219	50
General and administrative	15,371	9,277	6,094	66
Share-based compensation expense	$28,126	$19,333	$8,793	45%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Research and development(1)	$87,726	$79,915	$7,811	10%
Sales and marketing(1)	47,900	35,996	11,904	33
General and administrative(1)	77,589	57,437	20,152	35
Total operating expenses	$213,215	$173,348	$39,867	23%

(1) Includes share-based compensation expense of:
Research and development	$17,059	$14,611	$2,448	17%
Sales and marketing	6,574	4,622	1,952	42
General and administrative	27,231	18,265	8,966	49
Share-based compensation expense	$50,864	$37,498	$13,366	36%

Research and Development

Research and development expenses increased $1.2 million, or 3%, during the three months ended June 30, 2021 compared to the same period in 2020, remaining relatively flat. Research and development expenses as a percentage of net revenues were 20% during the three months ended June 30, 2021 compared to 26% during the same period in 2020.

Research and development expenses increased $7.8 million, or 10%, during the six months ended June 30, 2021 compared to the same period in 2020, which was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $7.8 million. Research and development expenses as a percentage of net revenues were 22% during the six months ended June 30, 2021 compared to 28% during the same period in 2020.

Sales and Marketing

Sales and marketing expenses increased by $5.9 million, or 38%, during the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increased global marketing spend of $3.5 million and higher employee-related expenses, including share-based compensation expense, of $2.2 million. Sales and marketing expenses as a percentage of net revenues were 11% during the three months ended June 30, 2021 compared to 10% during the same period in 2020.

Sales and marketing expenses increased by $11.9 million, or 33%, during the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increased global marketing spend of $5.9 million and higher employee-related expenses, including share-based compensation expense, of $4.1 million. Sales and marketing expenses as a percentage of net revenues were 12% during the six months ended June 30, 2021 compared to 13% during the same period in 2020.

General and Administrative

General and administrative expenses increased $8.4 million, or 27%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $6.5 million. General and administrative expenses as a percentage of net revenues were 20% during the three months ended June 30, 2021 compared to 21% during the same period in 2020.

General and administrative expenses increased $20.2 million, or 35%, during the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $11.9 million and higher professional fees of $3.2 million. General and administrative expenses as a percentage of net revenues were flat at 20% during the six months ended June 30, 2021 and 2020.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Interest expense, net	$(1,701)	$(13,425)	$11,724	n/m
Other income (expense), net	1,920	3,240	(1,320)	(41)%
Total interest expense, net and other income (expense), net	$219	$(10,185)	$10,404	n/m

	Six Months Ended June 30,		Change
	2021	2020	$	%
Interest expense, net	$(3,630)	$(26,852)	$23,222	n/m
Other income (expense), net	(75,288)	8,200	(83,488)	n/m
Total interest expense, net and other income (expense), net	$(78,918)	$(18,652)	$(60,266)	n/m
_______________________________________
*n/m - not meaningful

Interest expense, net decreased $11.7 million and $23.2 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, due to the reduction in non-cash interest expense related to the debt discount as a result of the adoption of ASU 2020-06 on January 1, 2021.

Other income (expense), net, decreased $1.3 million, or 41%, during the three months ended June 30, 2021, compared to the same period in 2020, due to lower interest income earned on our investments. Other income (expense), net, decreased $83.5 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily as a result of the $78.2 million loss on early extinguishment of debt, $7.1 million net loss on the change in fair value of derivative instruments, and $1.3 million of lower interest income earned on our investments partially offset by the $5.3 million gain on the sale of the strategic equity investment.

See Note 7, “Convertible Senior Notes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on changes to interest expense, net and other income (expense), net related to the losses on early extinguishment of debt and the change in fair value of derivative instruments.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Provision for income taxes	$2,225	$1,287	$938	73%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Provision for income taxes	$5,046	$1,809	$3,237	179%

Provision for income taxes increased $0.9 million, or 73%, during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in foreign profits. Provision for income taxes increased $3.2 million, or 179%, during the six months ended June 30, 2021, compared to the same period in 2020 primarily due to an increase in foreign profits and the withholding taxes related to the March 2021 sale of our strategic equity investment.

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and investments totaling $2.5 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2020, our board of directors approved a securities repurchase program authorizing our repurchase of up to $500.0 million of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. Through June 30, 2021, we have repurchased $57.4 million and $100.0 million of aggregate principal amount of the 2023 notes and 2025 notes, respectively, in privately negotiated transactions for an aggregate consideration of $149.6 million and $184.9 million, respectively, and $165.5 million remains under the repurchase program, which will end on December 31, 2021.

In February 2021, we completed an equity offering in which we raised net proceeds of $1,091.5 million, after deducting underwriting discounts and commissions and offering expenses (2021 equity offering). In August 2020 and March/April 2019, we closed offerings of our 2026 notes and 2025 notes, generating net proceeds of approximately $984.1 million and $780.2 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2026 notes and 2025 notes mature on September 1, 2026 and March 15, 2025, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such dates.

As of June 30, 2021, we have incurred cumulative losses of $368.1 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services, and our sales and marketing activities. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Most of our cash, cash equivalents, and investments are held in the United States. As of June 30, 2021, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$144,501	$122,205
Net cash used in investing activities	(574,784)	(178,482)
Net cash provided by (used in) financing activities	790,344	(46,065)

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2021 was $144.5 million. Our net loss of $32.4 million was offset by significant non-cash operating expenses including the loss on early extinguishment of debt of $78.2 million, share-based compensation expense of $51.6 million, other depreciation and amortization expense of $30.2 million, the net loss on the change in fair value of derivative instruments of $7.1 million, print textbook depreciation expense of $6.6 million, and the net loss on textbook library of $4.2 million, which was primarily due to increased write-downs, partially offset by the gain on sale of strategic equity investment of $5.3 million.

Net cash provided by operating activities during the six months ended June 30, 2020 was $122.2 million. Our net income of $4.9 million was increased by the change in our accrued liabilities of $17.4 million and deferred revenue of $8.1 million. Additionally, we had significant non-cash operating expenses including share-based compensation expense of $37.9 million, the amortization of debt discount and issuance costs related to the notes of $25.9 million, other depreciation and amortization expense of $19.8 million and print textbook depreciation expense of $7.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $574.8 million and was related to the purchases of investments of $984.6 million, the purchases of property and equipment of $46.6 million, the acquisition of business of $7.9 million and the purchases of textbooks of $5.0 million, partially offset by the maturity of investments of $455.5 million, proceeds from the sale of strategic equity investment of $7.1 million, and proceeds from the disposition of textbooks of $6.7 million.

Net cash used in investing activities during the six months ended June 30, 2020 was $178.5 million and was related to the purchases of investments of $277.0 million, the acquisition of business of $92.8 million, the purchases of property and equipment of $43.1 million, the purchases of textbooks of $38.7 million,and the purchase of strategic equity investment of $2.0 million, partially offset by the maturity of investments of $271.7 million and proceeds from the disposition of textbooks of $3.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $790.3 million and was related to the net proceeds from our equity offering of $1,091.5 million, proceeds from 2023 notes and 2025 notes capped call instruments of $69.0 million, and proceeds from the issuance of common stock under stock plans of $5.3 million, partially offset by the repayment of a portion of our 2023 notes and 2025 notes of $300.8 million and payment of $74.6 million in taxes related to the net share settlement of equity awards.

Net cash used in financing activities during the six months ended June 30, 2020 was $46.1 million and was related to the payment of $54.1 million in taxes related to the net share settlement of equity awards, partially offset by proceeds from the issuance of common stock under stock plans of $8.0 million.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2021, we extinguished $100.0 million aggregate principal amount of the 2025 notes and settled $115.6 million of aggregate principal amount of the 2023 notes. See Note 7, “Convertible Senior Notes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

There were no other material changes in our commitments under contractual obligations, as disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our critical accounting policy on share-based compensation expense, there have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2021 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in our market risk during the six months ended June 30, 2021, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b)Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHEGG, INC.
August 9, 2021	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)