Form 10-Q
period 2021-09-30
CHEGG, INC
filed 2021-11-01
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of October 25, 2021, the Registrant had 144,947,411 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$713,837	$479,853
Short-term investments	1,038,345	665,567
Accounts receivable, net of allowance of $111 and $153 at September 30, 2021 and December 31, 2020, respectively	9,302	12,913
Prepaid expenses	35,164	12,776
Other current assets	29,316	11,846
Total current assets	1,825,964	1,182,955
Long-term investments	813,500	523,628
Textbook library, net	15,834	34,149
Property and equipment, net	156,121	125,807
Goodwill	290,499	285,214
Intangible assets, net	43,573	51,249
Right of use assets	19,520	24,226
Other assets	22,484	24,030
Total assets	$3,187,495	$2,251,258
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$10,518	$8,547
Deferred revenue	49,983	32,620
Accrued liabilities	73,320	68,565
Total current liabilities	133,821	109,732
Long-term liabilities
Convertible senior notes, net	1,676,749	1,506,922
Long-term operating lease liabilities	14,137	19,264
Other long-term liabilities	8,271	5,705
Total long-term liabilities	1,699,157	1,531,891
Total liabilities	1,832,978	1,641,623
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 144,901,435 and 129,343,524 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	145	129
Additional paid-in capital	1,717,421	1,030,577
Accumulated other comprehensive (loss) income	(1,552)	1,530
Accumulated deficit	(361,497)	(422,601)
Total stockholders' equity	1,354,517	609,635
Total liabilities and stockholders' equity	$3,187,495	$2,251,258
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$171,942	$154,018	$568,798	$438,617
Cost of revenues	67,102	62,370	199,194	148,284
Gross profit	104,840	91,648	369,604	290,333
Operating expenses:
Research and development	43,269	44,041	130,995	123,956
Sales and marketing	27,239	24,625	75,139	60,621
General and administrative	33,971	40,784	111,560	98,221
Total operating expenses	104,479	109,450	317,694	282,798
Income (loss) from operations	361	(17,802)	51,910	7,535
Interest expense, net and other income (expense), net:
Interest expense, net	(1,633)	(17,468)	(5,263)	(44,320)
Other income (expense), net	8,670	(804)	(66,618)	7,396
Total interest expense, net and other income (expense), net	7,037	(18,272)	(71,881)	(36,924)
Income (loss) before provision for income taxes	7,398	(36,074)	(19,971)	(29,389)
Provision for income taxes	747	1,066	5,793	2,875
Net income (loss)	$6,651	$(37,140)	$(25,764)	$(32,264)
Net income (loss) per share
Basic	$0.05	$(0.29)	$(0.18)	$(0.26)
Diluted	$0.05	$(0.29)	$(0.18)	$(0.26)
Weighted average shares used to compute net income (loss) per share
Basic	144,746	126,194	140,775	124,162
Diluted	146,699	126,194	140,775	124,162
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$6,651	$(37,140)	$(25,764)	$(32,264)
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments, net of tax	(455)	(1,642)	(1,974)	1,922
Change in foreign currency translation adjustments, net of tax	(127)	1,125	(1,108)	507
Other comprehensive (loss) income	(582)	(517)	(3,082)	2,429
Total comprehensive income (loss)	$6,069	$(37,657)	$(28,846)	$(29,835)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2021	144,621	$145	$1,706,855	$(970)	$(368,148)	$1,337,882
Issuance of common stock upon exercise of stock options and ESPP	14	—	106	—	—	106
Net share settlement of equity awards	266	—	(14,697)	—	—	(14,697)
Share-based compensation expense	—	—	25,157	—	—	25,157
Other comprehensive loss	—	—	—	(582)	—	(582)
Net income	—	—	—	—	6,651	6,651
Balances at September 30, 2021	144,901	$145	$1,717,421	$(1,552)	$(361,497)	$1,354,517

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2020	124,123	$124	$907,908	$1,850	$(411,504)	$498,378
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)			(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(345,552)	—	—	(345,552)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	57,414	—	—	57,414
Issuance of common stock upon exercise of stock options and ESPP	106	1	1,196	—	—	1,197
Net share settlement of equity awards	243	—	(11,120)	—	—	(11,120)
Share-based compensation expense	—	—	21,529	—	—	21,529
Other comprehensive loss	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	(37,140)	(37,140)
Balances at September 30, 2020	128,654	$129	$1,092,574	$1,333	$(448,644)	$645,392

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,920)	—	—	(236,920)
Issuance of common stock upon conversion of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions and extinguishments of 2023 notes and 2025 notes	—	—	67,769	—	—	67,769
Issuance of common stock upon exercise of stock options and ESPP	178	—	5,371	—	—	5,371
Net share settlement of equity awards	1,421	2	(89,339)	—	—	(89,337)
Share-based compensation expense	—	—	77,996	—	—	77,996
Other comprehensive loss	—	—	—	(3,082)	—	(3,082)
Net loss	—	—	—	—	(25,764)	(25,764)
Balances at September 30, 2021	144,901	$145	$1,717,421	$(1,552)	$(361,497)	$1,354,517

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)	—	—	(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(345,552)	—	—	(345,552)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	57,414	—	—	57,414
Issuance of common stock upon exercise of stock options and ESPP	778	1	9,233	—	—	9,234
Net share settlement of equity awards	2,110	2	(65,224)	—	—	(65,222)
Share-based compensation expense	—	—	59,409	—	—	59,409
Other comprehensive income	—	—	—	2,429	—	2,429
Net loss	—	—	—	—	(32,264)	(32,264)
Balances at September 30, 2020	128,654	$129	$1,092,574	$1,333	$(448,644)	$645,392
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(25,764)	$(32,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Print textbook depreciation expense	9,024	10,699
Other depreciation and amortization expense	46,273	33,088
Share-based compensation expense	76,157	59,409
Amortization of debt discount and issuance costs	4,509	42,910
Repayment of convertible senior notes attributable to debt discount	—	(14,912)
Loss on early extinguishment of debt	78,152	3,315
Loss on change in fair value of derivative instruments, net	7,148	—
Loss from write-off of property and equipment	1,857	1,057
Loss from impairment of strategic equity investment	—	10,000
Gain on sale of strategic equity investments	(12,496)	—
Loss (gain) on textbook library, net	8,765	(2,028)
Operating lease expense, net of accretion	4,527	3,400
Restructuring charges	1,851	—
Other non-cash items	498	(102)
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	3,593	106
Prepaid expenses and other current assets	(31,070)	(6,178)
Other assets	9,472	(2,638)
Accounts payable	1,820	(1,634)
Deferred revenue	17,363	32,239
Accrued liabilities	10,552	34,276
Other liabilities	(4,108)	(2,088)
Net cash provided by operating activities	208,123	168,655
Investing activities
Purchases of property and equipment	(67,126)	(57,457)
Purchases of textbooks	(10,666)	(49,641)
Proceeds from disposition of textbooks	7,815	7,012
Purchases of investments	(1,574,060)	(968,106)
Maturities of investments	893,315	412,046
Purchase of strategic equity investment	—	(2,000)
Proceeds from sale of strategic equity investments	16,076	—
Acquisition of businesses, net of cash acquired	(7,891)	(92,796)
Net cash used in investing activities	(742,537)	(750,942)
Financing activities
Proceeds from common stock issued under stock plans, net	5,373	9,236
Payment of taxes related to the net share settlement of equity awards	(89,339)	(65,224)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	984,096
Purchase of convertible senior notes capped call	—	(103,400)
Proceeds from equity offering, net of offering costs	1,091,466	—
Repayment of convertible senior notes	(300,755)	(159,677)
Proceeds from exercise of convertible senior notes capped call	69,005	57,414
Payment of escrow related to acquisition	(7,451)	—
Net cash provided by financing activities	768,299	722,445
Net increase in cash, cash equivalents and restricted cash	233,885	140,158
Cash, cash equivalents and restricted cash, beginning of period	481,715	389,432
Cash, cash equivalents and restricted cash, end of period	$715,600	$529,590

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,053	$1,546
Income taxes, net of refunds	$5,610	$2,450
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,934	$5,174
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,713
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,837	$6,102
Accrued escrow related to acquisition	$—	$7,451
Issuance of common stock related to repayment of convertible senior notes	$235,521	$327,141

	September 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$713,837	$527,541
Restricted cash included in other current assets	—	313
Restricted cash included in other assets	1,763	1,736
Total cash, cash equivalents and restricted cash	$715,600	$529,590
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2021, our results of operations, results of comprehensive income (loss), and stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Our results of operations, results of comprehensive income (loss), stockholders' equity, and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. Except for estimates related to the grant-date fair value of PSUs with a market-based condition, there have been no material changes in our use of estimates during the nine months ended September 30, 2021 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $6.6 million of current operating lease liabilities have been reclassified to accrued liabilities on our condensed consolidated balance sheet as of December 31, 2020. This change in presentation does not affect previously reported results.

Condensed Consolidated Statements of Operations Details

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss on early extinguishment of debt(1)	$—	$(3,315)	$(78,152)	$(3,315)
Loss on change in fair value of derivative instruments, net(1)	—	—	(7,148)	—
Gain on sale of strategic equity investments(2)	7,158	—	12,496	—
Interest income	1,485	2,539	5,385	10,588
Other	27	(28)	801	123
Total other income (expense), net	$8,670	$(804)	$(66,618)	$7,396
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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Chegg Services	$146,790	$118,895	$27,895	23%
Required Materials	25,152	35,123	(9,971)	(28)
Total net revenues	$171,942	$154,018	$17,924	12

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Chegg Services	$482,654	$345,258	$137,396	40%
Required Materials	86,144	93,359	(7,215)	(8)
Total net revenues	$568,798	$438,617	$130,181	30

During the three and nine months ended September 30, 2021, we recognized $31.3 million and $32.6 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and nine months ended September 30, 2020, we recognized $25.4 million and $18.0 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each reporting period. During the three and nine months ended September 30, 2021, we recognized a reduction of revenues of an immaterial amount and $3.4 million, respectively, from performance obligations satisfied in previous periods primarily due to a change in the estimated variable consideration ascribed to Thinkful. During the three and nine months ended September 30, 2020, we recognized an immaterial amount of previously deferred revenues recognized from performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2021, we recognized $6.2 million and $26.9 million, respectively, of operating lease income from print textbook rentals that we own. During the three and nine months ended September 30, 2020, we recognized $12.0 million and $35.4 million, respectively, of operating lease income from print textbook rentals that we own.

Contract Balances

The following table presents our accounts receivable, net, deferred revenue, and contract assets balances (in thousands, except percentages):

			Change
	September 30, 2021	December 31, 2020	$	%
Accounts receivable, net	$9,302	$12,913	$(3,611)	(28)%
Deferred revenue	49,983	32,620	17,363	53
Contract assets	16,358	13,243	3,115	24

During the nine months ended September 30, 2021, our accounts receivable, net balance decreased by $3.6 million, or 28%, primarily due to timing of billings and seasonality of our business. During the nine months ended September 30, 2021, our deferred revenue balance increased by $17.4 million, or 53%, primarily due to increased bookings and seasonality of our business. During the nine months ended September 30, 2021, our contract assets balance increased by $3.1 million, or 24%, primarily due to our Thinkful service.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)
Basic
Numerator:
Net income (loss)	$6,651	$(37,140)	$(25,764)	$(32,264)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	144,746	126,194	140,775	124,162

Net income (loss) per share, basic	$0.05	$(0.29)	$(0.18)	$(0.26)

Diluted
Numerator:
Net income (loss), diluted	$6,651	$(37,140)	$(25,764)	$(32,264)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	144,746	126,194	140,775	124,162
Options to purchase common stock	485	—	—	—
PSUs and RSUs	1,462	—	—	—
Employee stock purchase plan	6	—	—	—
Weighted average shares used to compute net income (loss) per share, diluted	146,699	126,194	140,775	124,162

Net income (loss) per share, diluted	$0.05	$(0.29)	$(0.18)	$(0.26)
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	—	865	515	977
PSUs and RSUs	849	3,394	2,210	3,425
Shares related to convertible senior notes	22,875	8,721	23,876	4,422
Employee stock purchase plan	—	9	2	4
Total common stock equivalents	23,724	12,989	26,603	8,828

Note 4. Cash and Cash Equivalents, and Investments

The following tables show our cash and cash equivalents, and investments’ adjusted cost, unrealized gain, unrealized loss, and fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$29,338	$—	$—	$29,338
Money market funds	684,499	—	—	684,499
Total cash and cash equivalents	$713,837	$—	$—	$713,837
Short-term investments:
Commercial paper	$364,098	$49	$(4)	$364,143
Corporate debt securities	658,525	280	(122)	658,683
Agency bonds	15,501	18	—	15,519
Total short-term investments	$1,038,124	$347	$(126)	$1,038,345
Long-term investments:
Corporate debt securities	$813,889	$142	$(531)	$813,500
Total long-term investments	$813,889	$142	$(531)	$813,500

	December 31, 2020
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$15,054	$—	$—	$15,054
Money market funds	464,799	—	—	464,799
Total cash and cash equivalents	$479,853	$—	$—	$479,853
Short-term investments:
Commercial paper	$204,152	$24	$(6)	$204,170
Corporate debt securities	459,967	1,478	(48)	461,397
Total short-term investments	$664,119	$1,502	$(54)	$665,567
Long-term investments:
Corporate debt securities	$484,275	$605	$(283)	$484,597
Agency bonds	38,995	36	—	39,031
Total long-term investments	$523,270	$641	$(283)	$523,628

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of September 30, 2021 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$1,038,124	$1,038,345
Due in 1-2 years	813,889	813,500
Investments not due at a single maturity date	684,499	684,499
Total	$2,536,512	$2,536,344

Investments not due at a single maturity date in the preceding table consisted of money market funds.

As of September 30, 2021, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a minimum credit rating of A- and a weighted average maturity of less than twelve months. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector. The policy requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. During the three and nine months ended September 30, 2021 and 2020, we did not recognize any losses on our investments due to credit related factors.

Strategic Investments

We previously invested $2.0 million in TAPD, Inc., also known as Frank; a U.S.-based service that helps students access financial aid. In September 2021, we sold our investment in Frank for total consideration of $9.2 million, resulting in a $7.2 million gain included within other income (expense), net on our condensed consolidated statements of operations. We received a cash payment of $9.0 million included within cash flows from investing activities on our condensed consolidated statements of cash flows.

We also previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. In March 2021, we sold our investment in that foreign entity for total consideration of $8.3 million, resulting in a $5.3 million gain included within other income (expense), net on our condensed consolidated statements of operations. We received a cash payment, net of taxes withheld, of $7.1 million included within cash flows from investing activities on our condensed consolidated statements of cash flows.

Aside from a $10.0 million impairment charge previously recorded in 2020 on our strategic investment in WayUp, Inc., we did not record any other impairment charges on our strategic investments during the three and nine months ended September 30, 2021 and 2020, as there were no other significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, we had no amounts related to strategic investments on our condensed consolidated balance sheet.

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

Financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are classified based on the valuation technique level in the tables below (in thousands):

	September 30, 2021
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$684,499	$684,499	$—
Short-term investments:
Commercial paper	364,143	—	364,143
Corporate debt securities	658,683	—	658,683
Agency bonds	15,519	—	15,519
Long-term investments:
Corporate debt securities	813,500	—	813,500
Total assets measured and recorded at fair value	$2,536,344	$684,499	$1,851,845

	December 31, 2020
	Total	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$464,799	$464,799	$—
Short-term investments:
Commercial paper	204,170	—	204,170
Corporate debt securities	461,397	—	461,397
Long-term investments:
Corporate debt securities	484,597	—	484,597
Agency bonds	39,031	—	39,031
Total assets measured and recorded at fair value	$1,653,994	$464,799	$1,189,195

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

The carrying amounts and estimated fair values of the notes as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021		December 31, 2020 (1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 notes	$987,027	$984,880	$761,930	$1,129,370
2025 notes	689,722	1,011,050	640,614	1,456,800
2023 notes	—	—	104,378	376,949
Convertible senior notes, net	$1,676,749	$1,995,930	$1,506,922	$2,963,119
(1) Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method. Refer to Note 7, “Convertible Senior Notes” for more information.

The carrying amount of the 2026 notes and 2025 notes as of September 30, 2021 was net of unamortized issuance costs of $13.0 million and $10.3 million, respectively, and there is no carrying amount of the 2023 notes as we settled the principal amount of the 2023 notes during the nine months ended September 30, 2021. The carrying amount of the 2026 notes, 2025 notes, and 2023 notes as of December 31, 2020 was net of unamortized debt discount of $226.7 million, $149.1 million and $10.0 million, respectively, and unamortized issuance costs of $11.3 million, $10.2 million and $1.2 million, respectively.

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

During the nine months ended September 30, 2021, we settled $115.6 million of aggregate principal amount of the 2023 notes, consisting of $24.7 million related to requests for conversions and $90.9 million pursuant to our election of our option to redeem the remaining outstanding 2023 notes, for a total aggregate consideration of $351.1 million, consisting of $115.6 million in cash and 2,983,011 shares of our common stock with a value of $235.5 million. The carrying amount of the 2023 notes was $114.2 million, resulting in a $236.9 million difference that was recorded in additional paid-in capital on our condensed consolidated balance sheet. Additionally, we entered into 2023 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 4,288,459 shares of our common stock and received aggregate cash proceeds of $45.2 million. As of September 30, 2021, no amounts of our 2023 notes remain outstanding and no shares remain underlying the 2023 notes capped call transactions.

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

The conditions allowing holders of the 2026 notes to convert were not met and therefore the 2026 notes are not convertible. The first circumstance noted above allowing holders of the 2025 notes to convert was met during the three months ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 and therefore, the 2025 notes were and are convertible starting October 1, 2020 through December 31, 2021. Aside from the extinguishment of $100.0 million aggregate principal amount of the 2025 notes discussed above, during the three and nine months ended September 30, 2021, we received immaterial requests for conversion of the 2025 notes which we settled or intend to settle in cash. During the year ended December 31, 2020, in connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million.

The net carrying amount of the notes is as follows (in thousands):

	September 30, 2021		December 31, 2020 (1)
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2023 Notes
Principal	$1,000,000	$699,989	$1,000,000	$800,000	$115,576
Unamortized debt discount	—	—	(226,732)	(149,138)	(9,953)
Unamortized issuance costs	(12,973)	(10,267)	(11,338)	(10,248)	(1,245)
Net carrying amount	$987,027	$689,722	$761,930	$640,614	$104,378
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,
	2021		2020 (1)
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$221	$—	$252	$169
Amortization of debt discount	—	—	4,491	8,938	2,458
Amortization of issuance costs	663	749	225	614	292
Total interest expense	$663	$970	$4,716	$9,804	$2,919
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

	Nine Months Ended September 30,
	2021			2020 (1)
	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes	2023 Notes
Contractual interest expense	$—	$676	$78	$—	$750	$599
Amortization of debt discount	—	—	—	4,491	26,621	8,709
Amortization of issuance costs	1,970	2,297	242	225	1,829	1,035
Total interest expense	$1,970	$2,973	$320	$4,716	$29,200	$10,343
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of September 30, 2021, cover 9,297,800 and 13,576,706 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company’s answer to the Pearson Complaint is due by November 19, 2021. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 1, 2020, we received notice that a class action lawsuit was filed against Chegg in New York alleging violations of the American with Disabilities Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the nine months ended September 30, 2021, we settled this matter for an immaterial amount.

On August 18, 2020, we received notice that a class action lawsuit was filed against Chegg in California alleging violations of the Unruh Civil Rights Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the nine months ended September 30, 2021, we settled this matter for an immaterial amount.

On July 21, 2020, VitalSource Technologies LLC (VST), which is wholly owned by Ingram Industries Inc., filed a complaint against Chegg alleging that Chegg breached its contract with VST involving the development of an eTextbook reader and eTextbook reader platform. The suit sought uncertain damages, but the complaint alleged that they exceeded $75 thousand. During the nine months ended September 30, 2021, we settled this matter for an immaterial amount.

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. We have provided the FTC with the requested responses to interrogatories and follow-up questions and have produced documents pertaining to data breach incidents and our data security and privacy practices generally.

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us by individuals all represented by the same legal counsel, each individual claimant alleging to have suffered more than $25 thousand in damages as a result of the unauthorized access of certain items of their user data in April 2018 (the 2018 Data Incident). On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel; cases have been filed by the same counsel in Maryland and California. We dispute that these claimants have a valid basis for seeking arbitration, assert that they have acted in bad faith and are working with the Maryland and California courts and plaintiffs’ counsel on resolution of these claims. On August 22, 2021, Chegg and the claimaints' legal counsel, on behalf of its clients, entered into a settlement agreement (Settlement Agreement), pursuant to which each eligible claimant that signs a release agreement agrees, among other things, to dismiss with prejudice all claims against Chegg that such claimant currently maintains in exchange for such claimant's pro rata portion of the settlement amount. Claimants have until January 26, 2022 to sign their release agreements. In March 2021, we recorded a loss contingency accrual and a corresponding insurance loss recovery, the net impact of which did not materially impact our condensed consolidated statements of operations.

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us captioned NetSoc, LLC v. Chegg, Inc., (Civil Action No. 1:18-CV-10262-RAC) in the U.S. District Court for the Southern District of New York (SDNY) for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9,978,107 (the NetSoc Patent) and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the SDNY issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On September 24, 2021, the Federal Circuit dismissed NetSoc's appeal of the SDNY dismissal. On December 2, 2020, the U.S. Patent and Trademark Office determined that the NetSoc Patent is invalid based on two Inter Partes Review (IPR) proceedings instituted in part by Chegg, and on January 4, 2021, NetSoc filed a Notice of Appeals at the Federal Circuit appealing the IPR decisions. On October 18, 2021, Chegg filed a motion to dismiss NetSoc's appeal of the IPR decisions.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of September 30, 2021.

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

Securities Repurchase Program

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the nine months ended September 30, 2021, we repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transactions for an aggregate consideration of $184.9 million. $665.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$393	$262	$1,174	$644
Research and development	8,917	8,433	25,976	23,044
Sales and marketing	3,051	2,431	9,625	7,053
General and administrative	12,151	10,403	39,382	28,668
Total share-based compensation expense	$24,512	$21,529	$76,157	$59,409

During the three and nine months ended September 30, 2021, we capitalized share-based compensation expense of $0.6 million and $1.8 million, respectively.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs under the 2013 Equity Incentive Plan (the 2013 Plan) with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on achieving a maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs will vest over a four-year period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach described further below. As of September 30, 2021, the market-based conditions have not been met.

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

2021 PSU Grants with Financial and Strategic Performance Targets

In March 2021, we granted PSUs under the 2013 Plan to certain of our key executives. These PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2021. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2022. The number of shares underlying these March 2021 PSUs granted totaled 278,644 shares and had a grant date fair value of $99.05 per share. As of September 30, 2021, the performance-based milestones are expected to be partially achieved during 2021.

PSUs with Financial and Strategic Performance Targets and RSUs

PSUs with financial and strategic performance targets and RSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Vesting of PSUs is subject to our achievement of specified financial and strategic performance targets in addition to the employee's continuing service to us while vesting of RSUs is subject to the employee’s continuing service to us. PSUs typically vest over three years while RSUs typically vest over three or four years. We assess the achievement of financial and strategic performance targets on a quarterly basis and adjust our share-based compensation expense as appropriate.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	4,816,000	$37.82
Granted	2,216,327	86.60
Released	(2,391,951)	33.81
Forfeited	(430,325)	44.84
Balance at September 30, 2021	4,210,051	$65.06

As of September 30, 2021, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $170.2 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.1 years.

Note 11. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the three and nine months ended September 30, 2021, we purchased $0.9 million and $1.9 million, respectively, of services from Adobe and during the three and nine months ended September 30, 2020, we purchased $0.3 million and $1.1 million, respectively, of services from Adobe. We had no revenues during the three and nine months ended September 30, 2021 from Adobe. We had no revenues during the three months ended September 30, 2020 and $0.1 million of revenues during the nine months ended September 30, 2020 from Adobe. We had no payables as of September 30, 2021 and $0.1 million of payables as of December 31, 2020 to Adobe. We had no outstanding receivables as of September 30, 2021 and December 31, 2020 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the three and nine months ended September 30, 2021, we incurred payment processing fees of $0.7 million and $2.1 million, respectively, and during the three and nine months ended September 30, 2020, we incurred payment processing fees of $0.5 million and $1.5 million, respectively, to PayPal.

One of our board members is also a member of the Board of Directors of Zuora, Inc. (Zuora). During the three and nine months ended September 30, 2021, we purchased $1.4 million and $1.8 million, respectively, of services from Zuora and during the three and nine months ended September 30, 2020, we purchased $0.8 million and $1.2 million, respectively, of services from Zuora. We had $0.1 million of payables as of September 30, 2021 and no payables as of December 31, 2020 to Zuora.

Note 12. Restructuring Charges

In September 2021, we changed our go-to-market strategy for our Thinkful product offering which we believe will have the most growth potential to serve learners. This resulted in a management approved restructuring plan that impacted approximately 60 full-time employees and 120 part-time employees in the United States. During the three months ended September 30, 2021, we recorded restructuring charges of $1.9 million related to one-time employee termination benefits classified on our condensed consolidated statements of operations based on the employees' job function. As of September 30, 2021, no payments have been made and the $1.9 million liability is included within accrued liabilities on our condensed consolidated balance sheets. We expect the total cost of the restructuring plan to be approximately $2.2 million and for it to be completed by the end of the second quarter of fiscal year 2022. We expect cost savings from the restructuring plan to be reinvested in future growth opportunities.

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

During the three and nine months ended September 30, 2021, we generated net revenues of $171.9 million and $568.8 million, respectively, and in the same periods had net income of $6.7 million and net loss of $25.8 million, respectively. During the three and nine months ended September 30, 2020, we generated net revenues of $154.0 million and $438.6 million, respectively, and in the same periods had net loss of $37.1 million and $32.3 million, respectively.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic, which continues to evolve and affect our business and results of operations. The COVID-19 pandemic subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including when colleges will resume in-person classes or how well they will overcome the impacts of the COVID-19 pandemic on enrollment and other factors. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In the aggregate, Chegg Services revenues were 85% of net revenues during both the three and nine months ended September 30, 2021, respectively and 77% and 79% of net revenues during the three and nine months ended September 30, 2020, respectively.

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

In the aggregate, Required Materials revenues were 15% of net revenues during both the three and nine months ended September 30, 2021, respectively, and 23% and 21% of net revenues during the three and nine months ended September 30, 2020.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Net revenues	$171,942	100%	$154,018	100%	$568,798	100%	$438,617	100%
Cost of revenues(1)	67,102	39	62,370	40	199,194	35	148,284	34
Gross profit	104,840	61	91,648	60	369,604	65	290,333	66
Operating expenses:
Research and development(1)	43,269	25	44,041	29	130,995	23	123,956	28
Sales and marketing(1)	27,239	16	24,625	16	75,139	13	60,621	14
General and administrative(1)	33,971	20	40,784	26	111,560	20	98,221	22
Total operating expenses	104,479	61	109,450	71	317,694	56	282,798	64
Income (loss) from operations	361	—	(17,802)	(11)	51,910	9	7,535	2
Total interest expense, net and other income (expense), net	7,037	4	(18,272)	(12)	(71,881)	(13)	(36,924)	(8)
Income (loss) before provision for income taxes	7,398	4	(36,074)	(23)	(19,971)	(4)	(29,389)	(6)
Provision for income taxes	747	—	1,066	(1)	5,793	(1)	2,875	(1)
Net income (loss)	$6,651	4%	$(37,140)	(24)%	$(25,764)	(5)%	$(32,264)	(7)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$393		$262		$1,174		$644
Research and development	8,917		8,433		25,976		23,044
Sales and marketing	3,051		2,431		9,625		7,053
General and administrative	12,151		10,403		39,382		28,668
Total share-based compensation expense	$24,512		$21,529		$76,157		$59,409

Three and Nine Months Ended September 30, 2021 and 2020

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Chegg Services	$146,790	$118,895	$27,895	23%
Required Materials	25,152	35,123	(9,971)	(28)
Total net revenues	$171,942	$154,018	$17,924	12

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Chegg Services	$482,654	$345,258	$137,396	40%
Required Materials	86,144	93,359	(7,215)	(8)
Total net revenues	$568,798	$438,617	$130,181	30

Chegg Services revenues increased $27.9 million, or 23%, and $137.4 million or 40%, during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to our efforts to reduce account sharing, increased global awareness and penetration and the introduction of enhanced offerings, including our acquisition of Mathway, which closed in June 2020. Chegg Services revenues were 85% of net revenues during both the three and nine months ended September 30, 2021, respectively, and 77% and 79% of net revenues during three and nine months ended September 30, 2020, respectively. Required Materials revenues decreased $10.0 million, or 28%, and $7.2 million, or 8% during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to lower unit volumes. Required Materials revenues were 15% of net revenues during both the three and nine months ended September 30, 2021, respectively, and 23% and 21% during the three and nine months ended September 30, 2020, respectively.

As students returned to school, we started to see a slowdown in the education market, which resulted in a decline in traffic to education technology services, such as the ones we provide. As a result, we are experiencing a decline in the growth rates of our services and revenues that we believe will continue into fiscal year 2022.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Cost of revenues(1)	$67,102	$62,370	$4,732	8%

(1) Includes share-based compensation expense of:	$393	$262	$131	50%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Cost of revenues(1)	$199,194	$148,284	$50,910	34%

(1) Includes share-based compensation expense of:	$1,174	$644	$530	82%

Cost of revenues increased $4.7 million, or 8%, during the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to higher other depreciation and amortization expense of $5.4 million, higher net loss on textbook library of $5.2 million primarily due to increased write-downs, higher web hosting fees of $2.4 million, transitional logistics charges of $2.3 million incurred in conjunction with the transition of our print textbooks to a new third party logistics provider, partially offset by lower order fulfillment fees of $8.8 million and lower cost of textbooks purchased by students of $1.5 million. Gross margins increased to 61% during the three months ended September 30, 2021, from 60% during the same period in 2020.

Cost of revenues increased $50.9 million, or 34%, during the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to higher other depreciation and amortization expense of $16.4 million, higher net loss on textbook library of $10.8 million primarily due to increased write-downs, transitional logistics charges of $6.5 million incurred in conjunction with the transition of our print textbooks to a new third party logistics provider, higher web hosting fees of $5.1 million, higher cost of textbooks purchased by students of $4.3 million, higher payment processing fees of $4.0 million, higher employee-related expenses, including share-based compensation expense, of $3.1 million, and higher customer support fees of $2.5 million, partially offset by lower order fulfillment fees of $1.8 million. Gross margins decreased to 65% during the nine months ended September 30, 2021, from 66% during the same period in 2020.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Research and development(1)	$43,269	$44,041	$(772)	(2)%
Sales and marketing(1)	27,239	24,625	2,614	11
General and administrative(1)	33,971	40,784	(6,813)	(17)
Total operating expenses	$104,479	$109,450	$(4,971)	(5)%

(1) Includes share-based compensation expense of:
Research and development	$8,917	$8,433	$484	6%
Sales and marketing	3,051	2,431	620	26
General and administrative	12,151	10,403	1,748	17
Share-based compensation expense	$24,119	$21,267	$2,852	13%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Research and development(1)	$130,995	$123,956	$7,039	6%
Sales and marketing(1)	75,139	60,621	14,518	24
General and administrative(1)	111,560	98,221	13,339	14
Total operating expenses	$317,694	$282,798	$34,896	12%

(1) Includes share-based compensation expense of:
Research and development	$25,976	$23,044	$2,932	13%
Sales and marketing	9,625	7,053	2,572	36
General and administrative	39,382	28,668	10,714	37
Share-based compensation expense	$74,983	$58,765	$16,218	28%

Research and Development

Research and development expenses decreased $0.8 million, or 2%, during the three months ended September 30, 2021 compared to the same period in 2020, remaining relatively flat. Research and development expenses as a percentage of net revenues were 25% during the three months ended September 30, 2021 compared to 29% during the same period in 2020.

Research and development expenses increased $7.0 million, or 6%, during the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $8.1 million. Research and development expenses as a percentage of net revenues were 23% during the nine months ended September 30, 2021 compared to 28% during the same period in 2020.

Sales and Marketing

Sales and marketing expenses increased by $2.6 million, or 11%, during the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increased marketing spend, including expansion in international markets, of $1.6 million and higher employee-related expenses, including share-based compensation expense, of $0.7 million. Sales and marketing expenses as a percentage of net revenues were flat at 16% during the three months ended September 30, 2021 and 2020.

Sales and marketing expenses increased by $14.5 million, or 24%, during the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increased marketing spend, including expansion in international markets, of $7.5 million and higher employee-related expenses, including share-based compensation expense, of $4.8 million. Sales and marketing expenses as a percentage of net revenues were 13% during the nine months ended September 30, 2021 compared to 14% during the same period in 2020.

General and Administrative

General and administrative expenses decreased $6.8 million, or 17%, during the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to a 2020 impairment charge on our investment in WayUp of $10.0 million partially offset by higher employee-related expenses, including share-based compensation expense, of $1.4 million. General and administrative expenses as a percentage of net revenues were 20% during the three months ended September 30, 2021 compared to 26% during the same period in 2020.

General and administrative expenses increased $13.3 million, or 14%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $13.2 million and higher professional fees of $4.5 million, partially offset by a 2020 impairment charge on our investment in WayUp of $10.0 million. General and administrative expenses as a percentage of net revenues were 20% during the nine months ended September 30, 2021 compared to 22% during the same period in 2020.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Interest expense, net	$(1,633)	$(17,468)	$15,835	n/m
Other income (expense), net	8,670	(804)	9,474	n/m
Total interest expense, net and other income (expense), net	$7,037	$(18,272)	$25,309	n/m

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Interest expense, net	$(5,263)	$(44,320)	$39,057	n/m
Other income (expense), net	(66,618)	7,396	(74,014)	n/m
Total interest expense, net and other income (expense), net	$(71,881)	$(36,924)	$(34,957)	n/m
_______________________________________
*n/m - not meaningful

Interest expense, net decreased $15.8 million and $39.1 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, due to the reduction in non-cash interest expense related to the debt discount as a result of the adoption of ASU 2020-06 on January 1, 2021.

Other income (expense), net increased $9.5 million during the three months ended September 30, 2021, compared to the same period in 2020, due to the $7.2 million gain on the sale of our strategic equity investment and absence of the $3.3 million loss on early extinguishment of debt related to the partial exchange of the 2023 notes. Other income (expense), net, decreased $74.0 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily as a result of the $78.2 million loss on early extinguishment of debt related to the 2025 notes, $7.1 million net loss on the change in fair value of derivative instruments, and $5.2 million of lower interest income earned on our investments partially offset by the $12.5 million gain on the sale of our strategic equity investments and absence of the $3.3 million loss on early extinguishment of debt related to the partial exchange of the 2023 notes.

See Note 7, “Convertible Senior Notes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on changes to interest expense, net related to the adoption of ASU 2020-06 and other income (expense), net related to the losses on early extinguishment of debt and the change in fair value of derivative instruments.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Provision for income taxes	$747	$1,066	$(319)	(30)%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Provision for income taxes	$5,793	$2,875	$2,918	101%

Provision for income taxes decreased $0.3 million, or 30%, during the three months ended September 30, 2021 compared to the same period in 2020 primarily as a result of releasing a portion of our foreign uncertain tax position reserve. Provision for income taxes increased $2.9 million, or 101%, during the nine months ended September 30, 2021, compared to the same period in 2020 primarily due to an increase in foreign profits and the withholding taxes related to the March 2021 sale of our strategic equity investment.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and investments totaling $2.6 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. Through September 30, 2021, we have repurchased $57.4 million and $100.0 million of aggregate principal amount of the 2023 notes and 2025 notes, respectively, in privately negotiated transactions for an aggregate consideration of $149.6 million and $184.9 million, respectively. $665.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of September 30, 2021, we have incurred cumulative losses of $361.5 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of September 30, 2021, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$208,123	$168,655
Net cash used in investing activities	(742,537)	(750,942)
Net cash provided by financing activities	768,299	722,445

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021 was $208.1 million. Our net loss of $25.8 million was offset by significant non-cash operating expenses including the loss on early extinguishment of debt of $78.2 million, share-based compensation expense of $76.2 million, other depreciation and amortization expense of $46.3 million, print textbook depreciation expense of $9.0 million, the net loss on textbook library of $8.8 million, which was primarily due to increased write-downs, the net loss on the change in fair value of derivative instruments of $7.1 million, operating lease expense, net of accretion of $4.5 million, and amortization of debt issuance costs of $4.5 million, partially offset by the gain on sale of our strategic equity investments of $12.5 million.

Net cash provided by operating activities during the nine months ended September 30, 2020 was $168.7 million. Our net loss of $32.3 million was increased by the change in our accrued liabilities of $34.3 million and deferred revenue of $32.2 million. Additionally, we had significant non-cash operating expenses including share-based compensation expense of $59.4 million, the amortization of debt discount and issuance costs related to the notes of $42.9 million, other depreciation and amortization expense of $33.1 million, print textbook depreciation expense of $10.7 million, the loss from impairment of strategic equity-investment of $10.0 million and the loss on early extinguishment of debt of $3.3 million, partially offset by repayment of convertible senior notes attributable to debt discount of $14.9 million and gain on textbook library, net of $2.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $742.5 million and was related to the purchases of investments of $1,574.1 million, the purchases of property and equipment of $67.1 million, the purchases of textbooks of $10.7 million and the acquisition of a business of $7.9 million, partially offset by the maturity of investments of $893.3 million, proceeds from the sale of our strategic equity investments of $16.1 million, and proceeds from the disposition of textbooks of $7.8 million.

Net cash used in investing activities during the nine months ended September 30, 2020 was $750.9 million and was related to the purchases of investments of $968.1 million, the acquisition of a business of $92.8 million, the purchases of property and equipment of $57.5 million, the purchases of textbooks of $49.6 million, and the purchase of a strategic equity investment of $2.0 million, partially offset by the maturity of investments of $412.0 million and proceeds from the disposition of textbooks of $7.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $768.3 million and was related to the net proceeds from our equity offering of $1,091.5 million, proceeds from 2023 notes and 2025 notes capped call instruments of $69.0 million, and proceeds from the issuance of common stock under stock plans of $5.4 million, partially offset by the repayment of a portion of our 2023 notes and 2025 notes of $300.8 million, payment of $89.3 million in taxes related to the net share settlement of equity awards and payment of escrow related to an acquisition of $7.5 million.

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

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2021, we extinguished $100.0 million aggregate principal amount of the 2025 notes and settled $115.6 million of aggregate principal amount of the 2023 notes. See Note 7, “Convertible Senior Notes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

There were no other material changes in our commitments under contractual obligations, as disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for our critical accounting policy on share-based compensation expense, there have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in our market risk during the nine months ended September 30, 2021, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b)Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHEGG, INC.
November 1, 2021	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)