Form 10-K
period 2021-12-31
CHEGG, INC
filed 2022-02-22
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
•The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was $11,839,510,015. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
•As of January 31, 2022, the Registrant had 134,848,498 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2021.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, Busuu and Thinkful, are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

Millions of people all around the world Learn with Chegg. Our mission is to improve learning and learning outcomes by putting students first. We support life-long learners starting with their academic journey and extending into their careers. The Chegg platform provides products and services to support learners to help them better understand their academic course materials, and also provides personal and professional development skills training, to help them achieve their learning goals.

Our product and service offerings fall into two categories: Chegg Services, which encompasses our subscription services and which can be accessed internationally through our websites and on mobile devices, and Required Materials, which includes print textbooks and eTextbooks. In 2021, approximately 7.8 million students subscribed to our Chegg Services, an increase of 18% year over year from 6.6 million in 2020. Chegg Services subscribers include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Mathway, and Thinkful customers who have paid to access the service during the time period. In 2021, we had 30 million monthly average visitors, an increase of 58% year over year from 19 million monthly average visitors in 2020. Monthly average visitors represent the average of unique visitors for all Chegg properties.

Chegg Services

Chegg Study Pack. Our Chegg Study Pack is a premium subscription bundle including our Chegg Study, Chegg Writing, and Chegg Math Solver services, which are described further below. Chegg Study Pack creates an integrated platform of connected academic support services which have millions of pieces of educational learning content and enhanced features, such as concept video walkthroughs, flashcards and practice tests, that are ever-changing and evolving to increase our value proposition to students. We plan to launch instructor-created materials from educators within our Uversity platform as part of the Chegg Study Pack in 2022. Our Uversity platform was created to improve the quality and accessibility of learning materials provided to students around the world. The platform allows educators and faculty to share their educational content, such as study notes, videos, and practice tests, to further support students’ learning and enhance their outcomes.

Chegg Study. Our Chegg Study subscription service helps students master challenging concepts on their own through the use of “Expert Questions and Answers” and “Textbook Solutions.” Our Expert Questions and Answers service allows students to ask questions on our website and receive detailed explanations from subject matter experts. For high demand print textbooks and eTextbooks, we offer Textbook Solutions, which are step-by-step explanations to help students learn how to solve the questions at the end of each chapter in their textbooks.

Chegg Writing. Our Chegg Writing service consists of a free, ad-supported service and a premium paid subscription service providing students with a suite of tools, including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Students can create citations from over 7,000 citation styles including MLA, APA, and The Chicago Manual of Style. Students can also upload papers to have them scanned for plagiarism by checking against billions of sources and to have them checked for over 200 types of writing and grammar errors. Students can also have a writing professional proofread their papers and receive personalized feedback. Chegg Writing also includes the popular website properties EasyBib, Citation Machine, BibMe, and CiteThisForMe.

Chegg Math. Our Chegg Math subscription services, including Mathway, help students understand math by providing a step-by-step math problem solver and calculator that help students instantly receive guided instructional explanations to better understand the why and how for each step within a range of math topics.

Busuu. In January 2022, we completed our acquisition of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community. The Busuu methodology has been developed by leading experts in online language learning pedagogy and can bring students from novice to advanced speakers of a language rapidly and enjoyably. When students want to learn a new language for work, study or personal interest, they can use our service to access comprehensive courses in 13 languages, connect with Busuu’s community of native speakers to practice their conversation and receive expert instruction from our highly qualified teachers. Busuu will expand our existing offerings and global reach through language learning, allowing us to drive further into international markets.

Thinkful. Thinkful is our skills-based learning service that offers professional courses along with networking, interviewing, and career services. Thinkful is offered directly through our website and through partners that connect employers with top learning providers to provide employees with upskilling opportunities.

Other Services. We also provide students with other services, such as Chegg Life, Chegg Prep and Chegg Internships.

Required Materials

Print Textbooks and eTextbooks. For students looking to save on the cost of required materials, we rent and sell both print textbooks and eTextbooks. Most of the print textbook transactions are rentals, although we also offer both new and used textbooks for sale at a slight markup to our acquisition cost. We work with a third party logistic provider to provide warehousing and logistic services for our print textbooks. We have also entered into agreements with other partners to provide their textbooks for rental or sale. In participation with certain publishers, we also offer “Instant Access” to eTextbooks as a one-week free trial of our eTextbook service, and allow students access while the print copy is in transit. eTextbooks obtained from Chegg can be accessed anytime and anywhere and are viewed through our eTextbook reader that enables fast and easy navigation, keyword search, text highlighting, note taking and further preserves those notes in an online notepad with the ability to view highlighting and notes across platforms.

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

Personalization and Merchandising Technology

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

Data Sourcing and Content Graph Technology

Not all information relevant to students on our platform is made available by service, product, list or user-input. Therefore, we have developed proprietary technologies to collect disparate, distributed sets of data. For example, we access data from public and private sources to integrate into our platform to inform our decisions about our textbook catalog and pricing.

Mobile Solutions

We have mobile applications on Apple iOS and Google Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API). Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website, such as textbook barcode scanning for price comparisons and Chegg Prep.

Real-time Sourcing and Pricing Technologies

We have internally developed proprietary pricing and sourcing systems that consider market price, content selection and availability, and other factors, in determining price and origin of content and services we offer to students.

Programmatic Advertising

Our programmatic advertising technology includes a combination of a deep understanding of programmatic technology trends with data science, engineering and machine learning. The result is an online advertising platform that maximizes the value of the digital impressions we serve.

Infrastructure and Applications

Our technology resides at major cloud-hosting providers globally. Our architecture consists primarily of front end applications, backend services, operational databases, and reporting subsystems. We use industry standard logging and monitoring tools to ensure uptime. The architecture is also designed to allow for expansion into new international markets.

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

Customers

In 2021, 8.9 million customers paid for our products and services, up from 8.2 million and 5.8 million in 2020 and 2019, respectively.

Sales and Marketing

Students

We use several major direct marketing channels to reach students. We deploy search engine optimization (SEO) techniques designed to increase the visibility of Chegg.com content in organic, unpaid search engine result listings. We supplement our SEO efforts through search engine marketing using keyword simulation and bid management tools to analyze and categorize search keywords, optimize bidding, increase impressions and drive conversion. We also drive brand awareness with streaming radio and display advertising on major online and mobile advertising networks, such as Spotify and Google Display Network. We integrate our textbook services on affiliates’ websites and work with a large advertising network that recruits individual online affiliates in exchange for predetermined revenue share or commissions. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests. We use social media to manage organic and paid programs across top websites, including Facebook, Instagram, TikTok, and YouTube. We also acquire and engage students through content generated by student bloggers, syndicated through partners, around key student concerns and interests such as admissions, transition to college, picking a major, and resume preparation. Through our campus activation programs, we partner with brands and influencers to bring entertainment events, such as concerts, trial promotions, and product giveaways to students.

Brands

We secure contracts with brands through direct sales by our field sales organization, which sells brand advertising services to large brand advertisers seeking to reach and engage college and high school students. This team has field sales people and marketing support.

Student Advocacy

We are committed to providing a high level of customer service to our students and to our brand promise of putting students first. We trust our students, understand the critical role our products and services have in their learning journey, and strive to resolve all problems quickly and thoroughly. Our student advocacy team can be reached directly through phone, email, and online chat during business hours. We also proactively monitor social media to identify and solve problems before we are otherwise informed of their existence. We endeavor to respond to students’ concerns within five minutes.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant global competition in each of our product and service offerings. Our Chegg Services face competition from different businesses depending on the offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, Bartleby, and Brainly. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math Solver and Mathway, we face competition from other equation solver services, such as Photomath and Symbolab. For Busuu, our competitors primarily include language learning platforms, such as Duolingo and Babbel. For Thinkful, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy. Additionally, the market for textbooks is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites.

We believe that we have competitive strengths that position us favorably in each aspect of our business. However, the education industry is evolving rapidly and is increasingly competitive. A variety of business models are being pursued or may be considered for the provision of digital learning tools, print textbooks and eTextbooks, some of which may be more profitable or successful than our business model.

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

As of December 31, 2021, we had 40 issued patents that will expire between 2031 and 2039 and 15 patent applications pending in the United States. As of December 31, 2021, we also owned four U.S. copyrights registrations and had unregistered copyrights in our software documentation, marketing materials, and website content that we develop, owned over 700 registered domain names, and owned 25 U.S. trademark registrations and 42 foreign registrations.

We own the registered U.S. trademarks Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, Busuu and Thinkful, among others, as well as a variety of service marks. We also have a number of pending trademark applications in the United States and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad.

Government Regulation

We are subject to a number of laws and regulations in the United States and abroad that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and students in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, cybersecurity, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services, and intellectual property ownership and infringement. In addition, we may be subject to state oversight for Thinkful's skills-based learning programs, including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and internationally, that have a direct impact on our business and operations. For example:

The CAN-SPAM Act of 2003 (CAN-SPAM) establishes requirements for sending commercial email and requires commercial email senders to honor consumers’ requests to not receive email. Violators of CAN-SPAM are subject to both civil and potentially criminal penalties. The U.S. Federal Trade Commission (FTC) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Similarly, several states have enacted laws that prohibit “falsity or deception” in commercial emails and that give recipients of such emails a right of action and ability to seek damages.

The Telephone Consumer Protection Act of 1991 (TCPA) restricts telemarketing and the use of automated telephone dialing systems. The TCPA regulates the use of artificial or prerecorded voice messages, fax messages, and the use of automatic dialing systems for both voice calls and sending text messages. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as Colorado, Florida, Indiana, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, Pennsylvania, Tennessee, Texas and Wyoming, still have do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states, and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by a number of states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. In particular, we are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, reputational damage, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

Regulations related to the Program Participation Agreement of the U.S. Department of Education and other similar laws that regulate the recruitment of students to colleges and other institutions of higher learning.

The Family Educational Rights and Privacy Act (FERPA) protects the privacy of student records and gives students (and their parents in the case of minors), certain rights (such as data correction and data production), with respect to their student records. FERPA restricts the circumstances in which we can disclose student records. In addition, many states have passed student privacy laws, some of which are more restrictive than FERPA, and therefore do not pre-empt FERPA.
The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect, use, and disclose personal information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.” Delaware Code 1204C prohibits websites and applications directed at children from marketing or advertising products or services that are inappropriate for children.

California’s Privacy Rights for California Minors in the Digital World Act (Eraser Bill) permits minors to remove or request and obtain removal of content or information posted on our services. The Eraser Bill also has special requirements for marketing and advertising certain products based on personal information specific to a minor or knowingly using, disclosing or compiling or allowing a third party to do so.

California has several laws protecting the literary works read by California residents. The California Reader Privacy Act protects information about the books California residents read from electronic services. Such information cannot be disclosed except pursuant to an individual’s affirmative consent, a warrant or court order with limited exceptions, such as imminent danger of serious injury. California Education Code Section 99122 requires for-profit postsecondary educational institutions to post a social media privacy policy on their website.

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

The Nevada Online Privacy Law, which went into effect October 1, 2021 provides Nevada residents with the right to know our data practices and the right to opt-out of the sale of certain “covered information.”

The California Privacy Rights Act (CPRA), Virginia Consumer Data Protection Act (CDPA) and Colorado Privacy Act (CPA) all come into effect on January 1, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CPRA also includes special requirements for California consumers under the age of 16.

The General Data Protection Regulation (GDPR) which went into effect in May 2018 gives European Union (EU) residents, among other things, rights to right to know what personal data we collect from them, how it is used, and the right to access, correct, delete, and opt out of the sale of their personal information to third parties. We are also required to obtain consent from consumers in certain circumstances and adhere to certain data transfer mechanisms to transfer EU personal data to certain other jurisdictions. The Safe Harbor framework that many companies relied on to transfer data was recently found to be invalid. We rely on standard contracts for data transfers from the EU, and the standard contractual clauses were recently substantially revised, and we do not yet fully comply with implementing the new standard contractual clauses. As regulatory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints or regulatory investigations or fines. The GDPR sets a maximum fine of €20 million or 4% of annual global turnover for infringements – whichever is greater. If we are unable to transfer data between and among countries in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our systems and operations, and could adversely affect our financial results.

The United Kingdom’s Data Protection Act 2018 (Data Protection Act) and UK General Data Protection Regulation (“UK GDPR”) apply to our activities in the United Kingdom. They have similar requirements to those noted above relating to GDPR. The Data Protection Act and UK GDPR set a maximum fine of £17.5 million or 4% of annual global turnover for infringements – whichever is greater – for infringements.

Israel’s Basic Law: Human Dignity and Liberty, 5752 1992 (IBL HDL), the Protection of Privacy Law, 5741-1981 and the regulations promulgated thereunder (collectively, the PPL), and the guidelines of the Israel Privacy Authority (IPA Guidelines) apply to our activities in Israel. PPL gives Israeli residents, among other things, the right to know what personal data we collect from them, how it is used, and the right to access, correct, and erase their personal information to third parties. Under the PPL, we are required to, among other things, register our databases in Israel, take steps to secure personal data and sensitive data such as creating a database settings document, developing an information security policy and training employees. PPL also has strict regulations regarding transferring data outside of Israel. PPL provides for both civil and criminal penalties with a maximum financial penalty of ILS 25,000 and additional fines if the violation is on-going, and a maximum criminal penalty of imprisonment for up to five years.

Human Capital

As of December 31, 2021, we had 1,736 employees, of which 1,613 were full-time and 123 were part-time. Additionally, 851 were located outside the United States. None of our workforce is covered under a collective bargaining agreement. We appreciate that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages tailored to each of our locations around the world. All employees are offered training and development opportunities, from leadership training and coaching to career development programs for all levels of employees. We believe that a diverse workforce makes us a stronger company and helps us better serve the needs of our customers. We are focused on understanding our culture, belonging and diversity strengths and opportunities and defining and executing on a strategy to support further progress. We have employee-driven resource groups that are aligned around creating a culture of belonging and awareness for our diverse workforce. These groups are centered around gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for both personal and professional development. We continue to focus on building a strong talent pipeline to create more opportunities for workplace diversity, support greater representation within the organization, and build a company that is truly reflective of the diverse audience we serve. Please see the Environmental, Social, and Corporate Governance (ESG) section of our investor relations website (www.investor.chegg.com/esg) for relevant metrics and to learn more about Chegg’s efforts around culture, belonging, diversity, and inclusion.

As a result of the COVID-19 pandemic, the majority of our global employee population continues to work remotely. This comes with many challenges for our employees which provided us with the opportunity to increase our support programs. To support our employees, we decided to continue our childcare reimbursement program into 2022, provide benefits related to substance abuse issues for employees, and continue to provide flexible time off for employees to deal with the difficulties of an extended remote work environment. We also increased our all employee communications as well as updated our onboarding programs to help employees feel connected in a new virtual world.

Environmental, Social, and Corporate Governance (ESG)

At Chegg, our approach to ESG is tied to our mission to help every learner achieve their best, in school and beyond. We believe our greatest impact is enabling students to succeed and improving the outcome of their education so that they can quickly move from learning to earning. To do this, we focus on listening to their needs, elevating and amplifying their voices, and taking action to provide real life solutions.

Just like our approach with students, we take the same level of care to engage with our stakeholders to help prioritize our ESG efforts, which we categorize into six pillars, as outlined below. This approach is informed by the materiality assessment we conducted in 2021, in which we engaged both internal and external stakeholders to identify the ESG topics that are most relevant to our business and to society.

Focus on People

We focus on people by making Chegg a great place to work. We foster an environment centered on respect for all people, where diversity and inclusion are celebrated, and people have the opportunity to develop and advance their careers. Our employees are one of our biggest competitive advantages, and it's our responsibility to take care of them.

Help Learners

Learners are evolving and so is Chegg. Learners need more flexibility when it comes to education, including affordable, on-demand help that delivers positive learning outcomes. We are extremely proud to have helped so many learners succeed on their learning-to-earning journey.

Give Back

Chegg’s business activities as well as our philanthropic, research and community efforts align with many of the United Nations’ Sustainable Development Goals. We have identified three of these goals where we believe Chegg’s influence is the greatest: #4 – Quality Education, #3 – Good Health and Well-Being, and #2 – Zero Hunger.

Act Responsibly

We understand that to be a true customer champion and to gain and preserve our customers’ trust, we must operate all facets of our business with integrity, including a focus on protecting learners’ data. We hold ourselves to the highest ethical standards and strive for full compliance with applicable laws and regulations.

Govern Effectively

Chegg has a commitment to strong corporate governance practices. Corporate governance is part of our culture and is founded on our daily commitment to living values and principles that recognize our ethical obligations to our employees, customers and stockholders.

Operate Sustainably

Chegg strives to make the planet a better place. To do our part, we are focused on sustainable operations and we are committed to finding ways to help reduce our environmental impact. We know that we owe it to our customers, employees, and society to use environmentally sound practices and to find ways to limit our contribution to global climate change.

To learn more about our ESG efforts, please visit the ESG section of our investor relations site: www.investor.chegg.com/esg.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005 and launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our Chegg Services, including Cramster in 2010 to add Chegg Study, internships.com in 2014 to add to Chegg Internships, Imagine Easy Solutions in 2016 to add Chegg Writing and programmatic advertising, Cogeon GmbH in 2017 to add Chegg Math Solver, WriteLab in 2018 to add enhanced features to Chegg Writing, StudyBlue in 2018 to add Chegg Prep, Thinkful in 2019 to add our skills-based learning platform, Mathway in 2020 to strengthen our Chegg Math Solver, and Busuu in 2022 to add a language learning service. We completed our initial public offering (IPO) in November 2013, a follow-on offering in August 2017, issued convertible senior notes in April 2018, March/April 2019, and August 2020, and completed an equity offering in February 2021. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

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

The contents of the websites referred to above and throughout this Annual Report on Form 10-K are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

•The uncertainty surrounding the evolving educational landscape, the COVID-19 pandemic, the state of the student, and the demand for our evolving offerings make it difficult to predict our operational trends and results of operations.
•Our future revenue and growth depend on our ability to continue to attract new students to, and retain existing students on, our learning platform.
•If our efforts to build and maintain strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.
•The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.
•We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business, results of operations, and financial condition could be adversely affected.
•Our current operations are international in scope and we plan to expand our international operations, which exposes us to risks inherent in international operations.
•We face competition in all aspects of our business, and we expect such competition to increase.
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
•Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our business, results of operations, and financial condition.
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

Risks Related to Our Business and Growth

The uncertainty surrounding the evolving educational landscape, the COVID-19 pandemic, the state of the student, and the demand for our evolving offerings make it difficult to predict our operational trends and results of operations.

The uncertainty surrounding the evolving educational landscape, the COVID-19 pandemic, employment opportunities for students, the number of classes and the difficulty of the classes that the students take, and the demand and market for our products and services make it difficult to predict our operational trends and results of operations, particularly with respect to our newer offerings, and the ultimate market size for our products and services. If the market and demand for a comprehensive learning platform does not develop as we expect, or if we fail to address the needs of this market, our business and prospects would be harmed. We face risks, expenses, and difficulties related to our specific business model, including the risks more fully described throughout this “Risk Factors” section, which impede our ability to successfully accomplish the following, among other items:

•enhance and expand our Chegg Services offerings including developing new products and services;
•develop and pursue a profitable business model and pricing strategy;
•acquire complementary products and services to expand and enhance our offerings;
•attract and retain students and increase their engagement with both Chegg Services and Required Materials;
•expand our offerings internationally;
•prevent students from sharing accounts with other students;

•prevent students from misusing our products and services in ways that violate our terms of services, applicable laws, or the code of conduct at their educational institutions; and
•develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods prior to each academic term.

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
•the strength of the economy and the availability of attractive employment opportunities for our students;
•the trend of declining college enrollment;
•the types of classes our students are taking and whether they choose to take those classes pass/fail;
•the number and difficulty of assignments that professors are assigning and the number of assessments that professors are administering;
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
•government regulations, in particular regarding privacy, academic integrity, advertising and taxation policies;
•operating costs and capital expenditures relating to expansion of our business; and
•general macroeconomic conditions, including as a result of COVID-19.

We have focused in the past, and expect to continue to focus in the future, on expanding our offerings, in many instances through the acquisition of other companies, such as Busuu, Mathway and Thinkful. Our newer products and services, such as skills-based learning and language learning, may not be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment. We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations, and prospects may be materially and adversely affected.

Our future revenue and growth depend on our ability to continue to attract new students to, and retain existing students on, our learning platform.

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
•the efficacy of our "Learn with Chegg" initiative and the ability of the enhanced personalization of our content to further retain and engage students on our learning platform;
•our ability and our fulfillment partner’s ability to consistently provide students with a convenient, high- quality experience for selecting, receiving, and returning print textbooks;
•our ability to grow our skills partnerships with providers who link us to employers and their learners;
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

If we do not attract more students or if students do not increase their level of engagement with our platform, our revenues may grow more slowly than expected or decline. The student demographic is characterized by rapidly changing tastes, preferences, behavior, brand loyalty, and price sensitivity. Developing an enduring business model to serve this population is particularly challenging. Attracting new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus alternatives. If our efforts to satisfy our existing student user base are not successful or become less effective, or if the cost of such efforts were to significantly increase, we may not be able to attract new students as successfully or efficiently and we may not be able to retain existing students on our platform. As a result, our business, growth, results of operations, and financial condition could be adversely affected.

Additionally, even if we succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if we cannot offer competitive prices for our products and services or adequately prevent unauthorized account sharing of our subscription program services. If we fail to maintain and expand our user base, our business, results of operations, and financial condition could be adversely affected.

If our efforts to build and maintain strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.

We believe our brands are a key asset of our business. Developing, protecting, and enhancing our “Chegg” brands are critical to expanding our student user base and increasing student engagement. Strong brands also help to counteract the significant student turnover we experience from year to year as students graduate, and differentiate us from our competitors.

To succeed in our efforts to strengthen our brands’ identities, we must, among other activities:

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

The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.

The full effects of the COVID-19 pandemic cannot be predicted because of many uncertainties, including the deployment and long-term efficacy of vaccines and ongoing infection rate surges. Governments and businesses have taken mitigation actions, including school and business closures, travel restrictions, and quarantines. These actions could continue to cause a general slowdown in the U.S. and global economy, adversely impact our customers and partners, disrupt our operations, and cause significant volatility in financial markets.

While our overall business was not materially and adversely affected by the COVID-19 pandemic during the year ended December 31, 2021, the COVID-19 pandemic may still have a material adverse impact on our business and result of operations in the near-term. We are continuously monitoring our business and operations to take appropriate actions to mitigate risks arising from the COVID-19 pandemic, but there can be no guarantee that the actions we take will be successful. Should the situation worsen or not improve, or our steps or risk mitigation fail, our business, liquidity, financial condition, results of operations, stock price and prospects may be materially and adversely affected.

Most employees are currently working remotely because of the COVID-19 pandemic. The health of our employees is of primary concern and at this time and we cannot reasonably predict when our employees can return to our offices. We may need to take further precautionary measures to protect the health of our employees. Additionally, our management team is focused on ongoing planning for and mitigating the risks of COVID-19, which may reduce their time for other initiatives. The COVID-19 pandemic may lead to employee inefficiencies, operational and cybersecurity risks, logistics disruptions, and other circumstances which could have an adverse impact on our business and results of operations.

A significant number of U.S. and international colleges ceased in-person classes during 2021 in an attempt to ensure the safety of their students. Additionally, according to The New York Times, total undergraduate college enrollment decreased 3.1% from the fall of 2020 to the fall of 2021, bringing the total decline since the fall of 2019 to 6.6% or approximately 1.2 million fewer students. Should the COVID-19 pandemic continue, college enrollment may continue to decline. Our business, growth, results of operations, and financial condition could be adversely affected as a result of a continued decrease in college enrollment.

As students returned to school in the fall of 2021, we started to see a slowdown in the education industry as a result of the COVID-19 pandemic, which resulted in a decline in traffic to education technology services, such as the ones we provide. A combination of variants, increased employment opportunities and compensation, along with fatigue, all led to significantly fewer enrollments than expected. Moreover, those students who have enrolled are taking fewer and less rigorous classes and are receiving less graded assignments. As a result, we experienced a deceleration in the growth rates of our services and revenues that may continue. Any reduction in the number of students accessing our learning platform could harm our business and results of operations.

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

Our current operations are international in scope and we plan to expand our international operations, which exposes us to risks inherent in international operations.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition to our employee base in the United States, we have employees in Germany, Israel, India, the United Kingdom and Spain, and we have retained professional employer organizations and staffing agencies to engage personnel in certain additional international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy and education regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

We intend to expand our international operations and presence, and to make our products and services available in more international markets. However, we have a limited operating history in international jurisdictions and expanding our international operations will require considerable management attention and resources to attract talented employees and students. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally that could constrain our operations, increase our cost structure, and compromise our growth prospects, including:

•the need to localize and adapt content for specific countries, including translation into foreign languages;
•local laws restricting students from accessing online education platforms such as ours;
•data privacy laws that may require data to be handled in a specific manner, including storing, processing, and encrypting data solely on local servers;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•difficulties in staffing and managing foreign operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, workers’ councils or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, difficulties in adopting and supporting new and different payment preferences, and collections issues;
•new and different sources of competition and practices which may favor local competitors;
•the ability to protect and enforce intellectual property rights abroad;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, legal systems, alternative dispute systems, including, but not limited to, employment, tax, privacy and data protection, economic sanctions and export controls, U.S. and other anti-boycott authorities, anti-money laundering laws, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act, the Office of Foreign Assets Controls, and the U.K. Bribery Act;
•increased financial accounting and reporting burdens, complexities, and commercial infrastructures;
•risks associated with foreign tax regimes, trade tariffs, or similar issues, which could negatively impact international adoption of our offerings;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;
•adverse tax consequences, including the potential for required withholding taxes for our overseas employees; and
•regional and economic political conditions.

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

We derive a portion of our net revenues from print textbook rentals and, to a lesser extent, sale transactions, which occur in large part during short periods of time around the commencement of the fall, winter, and spring academic terms. In particular, we and our partners experience the largest increase in rental and sales volumes during the last two weeks of August and first two weeks of September and to a lesser degree in December and January. The increased volume of orders that we process during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our Required Materials revenues. If our distribution partners limited their service or otherwise suffer from business disruptions during these peak periods, we may be required to find alternatives for delivery, which may be more expensive, or we may be unable to deliver textbooks timely. If there are delays in the delivery of our textbooks to students, we recognize less revenue from such transactions. Additionally, our students could become dissatisfied with such delays and discontinue their use of our service, which could adversely affect our results of operations.

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

We face competition in all aspects of our business, and we expect such competition to increase.

Our products and services compete for students and we expect such competition to increase. Chegg Services faces competition based on the particular offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, Bartleby, and Brainly. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math Solver and Mathway, we face competition from other equation solver services, such as Photomath and Symbolab. For Busuu, our competitors primarily include language learning platforms, such as Duolingo and Babbel. For Thinkful, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy. Additionally, the market for textbooks is intensely competitive and subject to rapid change. We face competition from college bookstores, some of which are operated by Follett and Barnes & Noble Education, online marketplaces such as Amazon.com, providers of eTextbooks, as well as various private textbook rental websites.

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
•an acquisition may subject us to laws and operational challenges in new jurisdictions with which we are unfamiliar;
•we may not successfully transition acquired users to the Chegg platform and therefore may not realize the potential benefits of these acquisitions;
•we may incur unforeseen costs as a result of the pre-acquisition activities of businesses and technologies we acquire;
•we may be required to honor the pre-existing contractual relationships of businesses we acquire, which contracts may be on terms that we would not have otherwise accepted;
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

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our President, Chief Executive Officer, and Co-Chairperson, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract, and retain highly skilled personnel. Competition for these employees is intense. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and if we cannot attract or retain the personnel we need to succeed, our business may suffer.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2021, 2020, and 2019 were $1.5 million, $6.2 million, and $9.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $337.2 million. We expect to make significant investments in the development and expansion of our business and, as a result, our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may be more expensive than we anticipate. We may incur significant losses in the future for a number of reasons, including slowing or lower demand for our products and services, increasing competition, decreased spending on education, and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, delays, and other unknown factors, many of which are exacerbated by the effects of the COVID-19 pandemic, as we pursue our business plan. While Chegg Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve profitability. To achieve profitability, we may need to change our operating infrastructure, scale our operations more efficiently, reduce our costs, or implement changes in our product and services offerings. If we fail to timely implement these changes or we cannot implement them for any reason, including due to factors beyond our control, our business may suffer. If we do achieve profitability, we may not be able to sustain or increase such profitability.

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

We may experience some loss from fraudulent credit card transactions, including potential liability for not obtaining signatures from students in connection with the use of credit cards or fraudulent payments to educators as part of Uversity. While we do have safeguards in place, we cannot be certain that other fraudulent schemes will not be successful. A failure to adequately control fraudulent transactions could harm our business and results of operations.

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

Our business strategy includes increasing our revenues from brand advertising. Brands may not do business with us, or may reduce their advertising spend with us, if we do not deliver ads, sponsorships, and other commercial content and marketing programs effectively, or if they do not believe that their investment will generate a competitive return relative to other alternatives. Additionally, if platforms such as Google Chrome, Safari, or Firefox, limit our access to or understanding of advertising and marketing audiences, they could reduce our advertising rates and ultimately reduce our revenues from brand advertising. For example, the release of iOS 14 on Apple devices brought with it a number of new changes, including the need for app users to opt in before their identifier for advertisers (IDFA) can be accessed by an app. Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As more users opt out of granting IDFA access, the ability of advertisers to accurately target and measure their advertising campaigns at the user level may become significantly limited and we may experience increased cost per registration. Our ability to grow the number of brands that use our brand advertising, and ultimately to generate advertising revenues, depends on a number of factors, some of which are outside of our control, such as the impact of macroeconomic conditions and legal developments relating to data privacy, advertising, legislation and regulation and litigation.

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

Our business is dependent on, among other factors, general economic conditions, which affect student spending and brand advertising. Prior to the COVID-19 pandemic, state and federal funding levels at colleges across the United States remained below historic levels, which led to increased tuition and decreased amounts of financial aid offered to students. The COVID-19 pandemic has adversely affected federal and state budgets for education and caused significant economic volatility. To the extent that these trends continue, students may elect to not attend colleges and universities and reduce the amount they spend on educational content and textbooks. In addition to decreased spending by students, colleges and brands may reduce their spend on our advertising services. Any of the foregoing may have an adverse effect on our business.

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

Risks Related to Our Industry

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our business, results of operations, and financial condition.

Our ability to deliver course content to students enrolled in Thinkful skills-based learning programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Thinkful's efforts to obtain necessary approvals and licenses began prior to our acquisition of the business and continues following the acquisition. We monitor changes to the state regulatory requirements applicable to our business activities, including Thinkful; however, if we do not obtain the appropriate licenses or address evolving state requirements, it may result in governmental or regulatory proceedings or actions by private litigants, which could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act, and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance requires, without limitation, making disclosures, obtaining consents, and restrictions on transferring data for which we may in the future need to build further infrastructure to support. We cannot guarantee that we or our acquired companies have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines.

Moreover, as the education industry continues to evolve, increasing regulation by federal, state, and foreign agencies becomes more likely. For example, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information, Illinois adopted the Student Online Personal Protection Act which went into effect on July 1, 2021 and regulates how we collect and process data, and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is unclear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Additionally, for-profit postsecondary institutions, many of which provide course offerings predominantly online, remain under intense regulatory and other scrutiny. Allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies, even if unfounded, could negatively impact our opportunity to succeed due to increased regulation or decreased demand for our offerings.

Certain jurisdictions have also adopted statutes, such as California Education Code § 66400, which prohibit the preparation or sale of material that should reasonably be known will be submitted for academic credit. These laws and regulations are directed at enterprises selling term papers, theses, dissertations, and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other jurisdictions (including international jurisdictions) may adopt similar or broader versions of these types of laws and regulations, or the interpretation of the existing or future laws and regulations may impact whether they are cited against us or where we can offer our services.

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

Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on. For example: CAN-SPAM regulates unsolicited commercial emails and imposes civil and criminal penalties for abusive practices; the FTC imposes penalties on companies for misleading and deceptive marketing practices; TCPA restricts telemarketing and the use of automated telephone equipment; and CCPA requires us to make certain disclosures regarding our marketing practices, allows consumers to opt-out of certain data sharing practices. Newly enacted laws such CDPA and CPA will place additional restrictions on our marketing practices.

Notwithstanding existing laws, we may discontinue use or support of these activities if we become concerned that students or potential students deem them intrusive or they otherwise adversely affect our reputation, goodwill and brand. If our marketing activities are curtailed, our ability to attract new students may be adversely affected.

We are subject to U.S. trade control laws that may impose restrict growth prospects and impose liability if we are non-compliant.

As a U.S. company with U.S. origin software applications, we are required to comply with U.S. trade controls. Our activities are subject to U.S. economic sanctions laws and regulations administered by the Department of the Treasury, Office of Foreign Assets Control (OFAC), which prohibit most transactions with embargoed jurisdictions or prohibited parties without a specific or general license from OFAC. Additionally, the U.S. Department of Commerce, Bureau of Industry and Security (BIS) administers the Export Administration Regulations (EAR), which restrict exports of software subject to the EAR to embargoed countries and prohibited parties. Although we have taken precautions to prevent our platform, services and software applications from being provided in embargoed jurisdictions and to prohibited parties, and we continue to enhance our policies and procedures relating to sanctions and export compliance, we may not be able to prevent all transactions that are noncompliant with U.S. trade controls. Sanctions and export violations can result in significant fines or penalties, as well as reputational harm and loss of business.

Our customers outside of the United States generated approximately 11.1% of our net revenues during the year ended December 31, 2021, and our growth strategy includes further expanding our operations and customer base across all major global markets. An escalation in sanctions or export controls against regions where we operate, or the issuance of new sanctions designations or export restrictions against individuals and entities located in various regions, could result in decreased ability to provide our platform, services and software applications to existing or potential customers. Any limitation on our ability to operate in various global markets could adversely affect our business performance and growth prospects.

Risks Related to Taxes and Accounting Matters

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

At December 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses of approximately $660 million and $485 million, respectively, which if not utilized will begin to expire in 2028 and 2022 for federal and state purposes, respectively. An immaterial portion of the state net operating loss carryforwards expired in 2021. At December 31, 2021, we also had federal tax credit carryforwards of approximately $21.4 million, which if not utilized will begin to expire in 2030, and state tax credit carryforwards of approximately $15.7 million, which do not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. For example, we have net operating loss carryforwards of $25.4 million related to our previous operations in Kentucky that will expire unused unless we have similar operations in Kentucky. Additionally, in response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (A.B. 85), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis.

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

Our effective tax rate may fluctuate as a result of new U.S. and worldwide tax laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of new tax laws. The new tax laws could have a meaningful impact on our provision for income taxes once we release our valuation allowance. Due to the complexities involved in applying the provisions of new tax legislation, we may make reasonable estimates of the effects in our financial statements. As we collect and prepare necessary data and interpret the new tax legislation, we may make adjustments that could affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.

The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters including textbook library, revenue recognition, valuation of long-lived assets and goodwill, and share-based compensation expense. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Significant Judgments and Estimates.”

Risks Related to Intellectual Property

If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students, our results of operations could be adversely affected.

As a publisher and distributor of online content, we face potential liability for negligence, copyright, or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. We also may face liability for content uploaded by students in connection with our community-related content. If we become liable, third parties may initiate litigation against us and our business may suffer. For example, on September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Others may send us communications that make allegations without initiating litigation. We have in the past and may in the future receive such communications, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may try to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we cannot resolve such disputes, litigation may result. Litigation to defend these claims could be costly, divert our technical and management personnel, render us unable to use our current website or to market our service or sell our products and therefore harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

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

Our facilities and information systems, as well as those of our third-party service providers, are also subject to break-ins, sabotage, intentional acts of vandalism, cybersecurity risks including cyberattacks such as computer viruses and denial of service attacks, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors, and other unanticipated problems or events. These information systems have periodically experienced and will continue to experience both directed attacks and loss of, misuse of, or theft of data. For example, on or about April 9, 2020, we had a breach in which an outside hacker may have illegally obtained personal information, including name and social security number, from approximately 700 current and former employees. We notified impacted employees and regulatory officials, and made a credit-monitoring service available, at no charge, to impacted current and former employees. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption or a security exposure or breach, they may not be as effective as intended and we may not have adequate insurance coverage to compensate for related losses. To date, unauthorized users have not had a material effect on our company; however, there can be no assurance that attacks will not be successful in the future or that any loss will not be material. In addition, our information systems must be constantly updated, patched, and upgraded to optimize performance and protect against known vulnerabilities, material disruptions, or slowdown. The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems, products, and services, which could have a material adverse effect on our business, financial condition, or results of operations.

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

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For instance, following the 2018 Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Chegg stockholder and alleges claims under Sections 10(b) and 20(a) of the Exchange Act, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. Such litigation, regulatory investigations, and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures.

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

We are subject to privacy and cybersecurity laws across multiple jurisdictions which are highly complex, overlapping, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these laws could harm our business.

We have internal and publicly posted policies regarding our collection, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and other documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations. In addition, compliance with inconsistent or new privacy and cybersecurity laws could impact our business strategies and the availability of previously useful data, increase our potential liability, increase our compliance costs, require changes in business practices and policies and adversely impact our business.

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

We maintain personal data regarding students, tutors, and educators, including names and, in many cases, mailing addresses, and, in the case of tutors and educators, information necessary for payment and tax filings. We take measures to protect against unauthorized intrusion into our users’ data. However, despite these measures, if we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to engage with our platform, we could face legal claims and our business and reputation could be adversely affected.

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act of 1933, as amended (Securities Act) or the rules and regulations thereunder in federal court.

Our securities repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the year ended December 31, 2021, we entered into an accelerated share repurchase (ASR) agreement for $300.0 million and repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transactions for an aggregate consideration of $184.9 million. During the year ended December 31, 2020, we repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million. As of December 31, 2021 $365.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. The 2025 notes and 2026 notes are collectively referred to as the “notes.” The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act . Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to September

2023 for the 2026 notes, March 2022 for the 2025 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 67,500 square feet of space under a lease that expires in November 2023. We have additional offices in California, Oregon, and New York in the United States and internationally in the United Kingdom, India and Israel, under leases that expire at varying times between 2022 and 2027. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. For further information on our legal proceedings, see Note 12, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of January 31, 2022, there were 27 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended December 31, 2021.

Securities Repurchase Program

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2021, $365.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table summarizes the securities repurchase activity for the three months ended December 31, 2021 (in thousands, except total number of securities repurchased):

Period	Total Number of Securities Repurchased	Average Price Paid Per Security(1)	Total Number of Securities Purchased Pursuant to Publicly-Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
As of September 30, 2021	—	$—	—	$—	$665,491
October 1 - October 31	—	—	—	—	665,491
November 1 - November 30	—	—	—	—	665,491
December 1 - December 31	8,403,361	$—	8,403,361	$300,000	$365,491
(1) On December 3, 2021, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2021 ASR) to repurchase $300.0 million of our outstanding common stock. In exchange for an upfront payment of $300.0 million, we received an initial delivery of 8,403,361 shares of our common stock. The average price paid per security is not applicable as settlement did not occur during the three months ended December 31, 2021. The 2021 ASR settled during the first quarter of 2022 and we received an additional delivery of 2,163,219 shares of our common stock at a volume-weighted-average price, less an agreed upon discount, of $28.3914 per share. See Note 15, “Stockholders' Equity,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the 2021 ASR.

Aside from the 2021 ASR, we did not repurchase any of our securities during the three months ended December 31, 2021, other than in connection with the forfeiture of common stock by holders of restricted stock units in exchange for payments of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock units.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of Chegg, Inc., the S&P 500 and the NASDAQ Composite and data for the S&P 500 and the NASDAQ Composite assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Millions of people all around the world Learn with Chegg. Our mission is to improve learning and learning outcomes by putting students first. We support life-long learners starting with their academic journey and extending into their careers. The Chegg platform provides products and services to support learners to help them better understand their academic course materials, and also provides personal and professional development skills training, to help them achieve their learning goals.

Students subscribe to our subscription services, collectively referred to as our Chegg Services, which can be accessed internationally through our websites and on mobile devices. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Busuu, Mathway and Thinkful. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math Solver and Mathway subscription services help students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math Solver services, which also includes additional features such as flashcards, concept videos, and practice questions and quizzes. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills.

Required Materials includes our print textbook and eTextbook offerings, which help students save money compared to the cost of buying new. We offer an extensive print textbook library primarily for rent and also for sale both on our own and through our print textbook partners. We partner with a variety of third parties to source print textbooks and eTextbooks directly or indirectly from publishers.

In January 2022, we completed our acquisition of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community.

During the years ended December 31, 2021, and 2020, we generated net revenues of $776.3 million and $644.3 million, respectively, and in the same periods had net losses of $1.5 million and $6.2 million, respectively.

As students returned to school in the fall of 2021, we started to see a slowdown in the education industry as a result of the COVID-19 pandemic, which resulted in a decline in traffic to education technology services, such as the ones we provide. A combination of variants, increased employment opportunities and compensation, along with fatigue, all led to significantly fewer enrollments than expected. Those students who have enrolled are taking fewer and less rigorous classes and are receiving less graded assignments. As a result, we are experiencing a deceleration in the growth rates of our services and revenues that may continue.

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

Chegg Services

Our Chegg Services product line for students primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Busuu, Mathway and Thinkful. Students typically pay to access Chegg Services on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 86% and 81% of net revenues during the years ended December 31, 2021 and 2020, respectively.

Required Materials

Our Required Materials product line includes revenues from print textbooks and eTextbooks. Revenues from print textbooks that we own are primarily recognized as the total transaction amount ratably over the rental term, generally a two- to five-month period. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transactional amount immediately when a print textbook ships to a student. Additionally, Required Materials includes revenues from eTextbooks, which are primarily recognized ratably over the contractual period, generally a two-to five-month period.

In the aggregate, Required Materials revenues were 14% and 19% of net revenues during the years ended December 31, 2021 and 2020, respectively.

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

Revenues from our Chegg Services product line primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Mathway and Thinkful. Revenues from Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, and Mathway are primarily recognized ratably over the monthly subscription period. Revenues from Thinkful are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course. Revenues from our Required Materials product line includes revenues from print textbooks that we own or that are owned by a partner as well as revenues from eTextbooks. Beginning in 2020, our Required Materials product line includes operating leases with students for the rental of print textbooks that we own. Operating lease income is recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term or rental term, generally a two- to five-month period. Additionally, we provide students the ability to purchase print textbooks and recognize revenues immediately upon shipment. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transaction amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred. Revenues from eTextbooks are recognized ratably over the contractual period, generally a two- to five-month period. We have concluded that we control our Chegg Services, print textbooks that we own for rental, purchase at the end of the rental term, or sale on a just-in-time basis, and eTextbook service and therefore we recognize revenues and cost of revenues on a gross basis. In relation to print textbook rental and sale agreements with our partners, we recognize revenues on a net basis based on our role in the transaction as an agent.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers for which we pay one-time license fees, or acquire through acquisitions, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, order fulfillment fees primarily related to outbound shipping and fulfillment as well as publisher content fees for eTextbooks, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. One of the most significant components of our operating expenses is employee-related costs, which include salaries, benefits, and share-based compensation expenses. We expect to continue to hire new employees in order to support our current and anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our operating expenses also contain information technology expenses such as technology costs to support our research and development, sales and marketing expenses, depreciation expenses, amortization of acquired intangible assets, and outside services. We allocate certain costs to each expense category, primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Research and Development

Our research and development expenses consist of salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include technology costs to support our research and development, and outside services. We expense substantially all of our research and development expenses as they are incurred. In the past three years, our research and development expenses have increased to support new products and services as well as to expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, email marketing campaigns, and other initiatives. We incur salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions, and amortization of acquired intangible assets. Our marketing expenses are largely variable and to the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we could see a corresponding change in our sales and marketing expenses.

General and Administrative

Our general and administrative expenses consist of salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside services, legal and accounting services, and depreciation expense.

Interest Expense, Net and Other Income, Net

Interest expense, net consists primarily of interest expense on the amortization of debt issuance costs related to the convertible senior notes. Other income, net consists primarily of interest income, losses on early extinguishment of the convertible senior notes, loss on the change in fair value of derivative instruments and gains on the sale of our strategic equity investments.

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States, the withholding taxes related to the sale of our strategic equity investment, and income taxes in foreign jurisdictions in which we conduct business. Due to the uncertainty as to the realization of the benefits of our domestic deferred tax assets, we have recorded a full valuation allowance against such assets. We intend to continue to maintain a full valuation allowance on our domestic deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2021		2020
Net revenues	$776,265	100%	$644,338	100%
Cost of revenues(1)	254,904	33	205,417	32
Gross profit	521,361	67	438,921	68
Operating expenses:
Research and development(1)	178,821	23	170,905	26
Sales and marketing(1)	105,414	14	81,914	13
General and administrative(1)	159,019	20	129,349	20
Total operating expenses	443,254	57	382,168	59
Income from operations	78,107	10	56,753	9
Total interest expense, net and other (expense) income, net	(72,368)	(9)	(57,614)	(9)
Income (loss) before provision for income taxes	5,739	1	(861)	—
Provision for income taxes	7,197	(1)	5,360	(1)
Net loss	$(1,458)	—%	$(6,221)	(1)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$1,621		$950
Research and development	37,131		31,588
Sales and marketing	13,887		9,606
General and administrative	56,207		41,911
Total share-based compensation expense	$108,846		$84,055

Years Ended December 31, 2021 and 2020

Net Revenues

Net revenues during the year ended December 31, 2021 increased $131.9 million, or 20%, compared to the same period in 2020.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,		Change in 2021
	2021	2020	$	%
Chegg Services	$669,894	$521,228	$148,666	29%
Required Materials	106,371	123,110	(16,739)	(14)
Total net revenues	$776,265	$644,338	$131,927	20

Chegg Services revenues increased by $148.7 million, or 29%, during the year ended December 31, 2021, compared to the same period in 2020. The increase was primarily due to our efforts to reduce account sharing, increased global awareness and penetration and the introduction of enhanced offerings, including our acquisition of Mathway, which closed in June 2020. Chegg Services revenues represented 86% and 81% of net revenues during the years ended December 31, 2021 and 2020, respectively. Required Materials revenues decreased by $16.7 million, or 14%, during the year ended December 31, 2021 compared to the same period in 2020. The decrease was primarily due to lower unit volumes driven by decreased college enrollments and various print textbook logistics challenges. Required Materials revenues represented 14% and 19% of net revenues during the years ended December 31, 2021 and 2020, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2021
	2021	2020	$	%
Cost of revenues(1)	$254,904	$205,417	$49,487	24%

(1) Includes share-based compensation expense of:	$1,621	$950	$671	71%

Cost of revenues during the year ended December 31, 2021 increased by $49.5 million, or 24%, compared to the same period in 2020. The increase was primarily attributable to higher other depreciation and amortization expense of $21.5 million, higher net loss on textbook library of $12.4 million primarily due to increased write-downs, higher web hosting fees of $7.5 million, transitional logistics charges of $7.3 million incurred in conjunction with the transition of our print textbooks to a new third party logistics provider, higher payment processing fees of $4.3 million, higher cost of textbooks purchased by students of $3.5 million, higher employee-related expenses, including share-based compensation expense, of $2.0 million, and higher customer support fees of $1.7 million, partially offset by lower order fulfillment fees of $5.4 million and lower print textbook depreciation of $4.5 million. Gross margins decreased to 67% in the year ended December 31, 2021, from 68% during the same period in 2020.

Operating Expenses

The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2021
	2021	2020	$	%
Research and development(1)	$178,821	$170,905	$7,916	5%
Sales and marketing(1)	105,414	81,914	23,500	29
General and administrative(1)	159,019	129,349	29,670	23
Total operating expenses	$443,254	$382,168	$61,086	16

(1) Includes share-based compensation expense of:
Research and development	$37,131	$31,588	$5,543	18%
Sales and marketing	13,887	9,606	4,281	45
General and administrative	56,207	41,911	14,296	34
Share-based compensation expense	$107,225	$83,105	$24,120	29

Research and Development

Research and development expenses during the year ended December 31, 2021 increased by $7.9 million, or 5%, compared to the same period in 2020. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $9.0 million. Research and development expenses as a percentage of net revenues were 23% during the year ended December 31, 2021 compared to 26% of net revenues during the same period in 2020.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2021 increased by $23.5 million, or 29%, compared to the same period in 2020. The increase was primarily attributable to increased marketing spend, including expansion in international markets, of $15.1 million and higher employee-related expenses, including share-based compensation expense, of $6.2 million. Sales and marketing expenses as a percentage of net revenues were 14% during the year ended December 31, 2021 compared to 13% of net revenues during the same period in 2020.

General and Administrative

General and administrative expenses in the year ended December 31, 2021 increased by $29.7 million, or 23%, compared to the same period in 2020. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $23.9 million and increased professional fees of $11.9 million, partially offset by a one-time 2020 impairment charge on our investment in WayUp of $10.0 million. General and administrative expenses as a percentage of net revenues were flat at 20% during the years ended December 31, 2021 and 2020.

Interest Expense, Net and Other Income, Net

The following table sets forth our interest expense, net, and other income, net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2021
	2021	2020	$	%
Interest expense, net	$(6,896)	$(66,297)	$59,401	(90)%
Other (expense) income, net	(65,472)	8,683	(74,155)	n/m
Total interest expense, net and other (expense) income, net	$(72,368)	$(57,614)	$(14,754)	26
_______________________________________
*n/m - not meaningful

Interest expense, net decreased by $59.4 million, or 90%, during the year ended December 31, 2021, compared to the same period in 2020. The decrease was primarily due to the reduction in non-cash interest expense related to the debt discount as a result of the adoption of ASU 2020-06 on January 1, 2021.

Other income, net, decreased by $74.2 million during the year ended December 31, 2021, compared to the same period in 2020. The decrease was primarily due to the $78.2 million loss on early extinguishment of debt related to the 2025 notes, $7.1 million net loss on the change in fair value of derivative instruments, and $6.1 million of lower interest income earned on our investments partially offset by the $12.5 million gain on the sale of our strategic equity investments and absence of the $4.3 million loss on early extinguishment of debt related to the partial exchange of the 2023 notes.

See Note 10, “Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on changes to interest expense, net related to the adoption of ASU 2020-06 and other (expense) income, net related to the losses on early extinguishment of debt and the change in fair value of derivative instruments.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2021
	2021	2020	$	%
Provision for income taxes	$7,197	$5,360	$1,837	34%
The provision for income taxes increased during the year ended December 31, 2021, compared to the same period in 2020. The increase was primarily due to an increase in foreign profits and the withholding taxes related to the March 2021 sale of our strategic equity investment, partially offset by foreign deferred tax benefit.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and investments totaling $2.3 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In January 2022, we completed our acquisition of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community, for approximately $417.0 million in an all-cash transaction.

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the year ended December 31, 2021, we entered into an accelerated share repurchase program for $300.0 million and repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transactions for an aggregate consideration of $184.9 million. During the year ended December 31, 2020, we repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million. As of December 31, 2021, $365.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

In February 2021, we completed an equity offering in which we raised net proceeds of $1,091.5 million, after deducting underwriting discounts, commissions and offering expenses (2021 equity offering). In August 2020 and March/April 2019, we closed offerings of our 2026 notes and 2025 notes, generating net proceeds of approximately $984.1 million and $780.2 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2026 notes and 2025 notes mature on September 1, 2026 and March 15, 2025, respectively, unless converted, redeemed, or repurchased in accordance with their terms prior to such dates.

As of December 31, 2021, we have incurred cumulative losses of $337.2 million from our operations and we expect to incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

The following table is a summary of our contractual obligations and other commitments as of December 31, 2021 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$1,703,044	$875	$1,750	$1,700,419	$—
Purchase obligations (2)	79,624	41,326	35,638	2,660	—
Operating lease obligations (3)	21,035	7,435	8,158	3,692	1,750
Total contractual obligations	$1,803,703	$49,636	$45,546	$1,706,771	$1,750
_____________________________________________________
(1) Includes semi-annual cash interest payments of $0.4 million. Our convertible senior notes are recorded on our consolidated balance sheets at the carrying amount of $1,678.2 million as of December 31, 2021.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our offices are leased under operating leases, which expire at various dates through 2027.

In addition, our other long-term liabilities include $4.9 million related to uncertain tax positions as of December 31, 2021. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of December 31, 2021, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Years Ended December 31,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$273,224	$236,442
Net cash used in investing activities	(365,768)	(732,786)
Net cash provided by financing activities	466,722	588,627

Cash Flows from Operating Activities

Although we incurred net losses during the years ended December 31, 2021 and 2020, our net losses were fully offset by non-cash expenditures, such as depreciation and amortization expense, share-based compensation expense, loss on extinguishments of debt, and amortization of debt discount and issuance costs.

Net cash provided by operating activities during the year ended December 31, 2021 was $273.2 million. Our net loss of $1.5 million was offset by significant non-cash operating expenses including share-based compensation expense of $108.8 million, the loss on early extinguishment of debt of $78.2 million, other depreciation and amortization expense of $63.3 million, the net loss on textbook library of $11.0 million, which was primarily due to increased write-downs, print textbook depreciation expense of $10.9 million, the net loss on the change in fair value of derivative instruments of $7.1 million, operating lease expense, net of accretion, of $6.0 million, and amortization of debt issuance costs of $5.9 million, partially offset by the gain on sale of our strategic equity investments of $12.5 million.

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

Net cash used in investing activities during the year ended December 31, 2021 was $365.8 million and was related to the purchases of investments of $1.7 billion, purchases of property and equipment of $94.2 million, purchases of textbooks of $10.9 million, and the acquisition of business of $7.9 million, offset by the maturity of investments of $1.2 billion, proceeds from sale of investments of $206.0 million, proceeds from the sale of our equity investments of $16.1 million and proceeds from disposition of textbooks of $8.7 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities have been primarily related to the issuance of convertible senior notes, net of issuance costs, issuance of common stock under stock plans, proceeds from convertible senior notes capped call instruments, offset by the purchases of convertible senior notes capped call instruments, payment of taxes related to the net share settlement of equity awards, repayment of a portion of our convertible senior notes, and repurchases of common stock.

Net cash provided by financing activities during the year ended December 31, 2021 was $466.7 million and was related to the net proceeds from our equity offering of $1,091.5 million, proceeds from 2023 notes and 2025 notes capped call instruments of $69.0 million, and the proceeds from the issuance of common stock under stock plans of $8.9 million, offset by the repayment of a portion of our convertible senior notes of $300.8 million, repurchase of common stock of $300.0 million, payment of $94.4 million in taxes related to the net share settlement of equity awards, and payment of escrow related to an acquisition of $7.5 million.

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

Revenue Recognition and Deferred Revenue

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. In relation to print textbooks owned by a partner, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn. We have concluded that we control our Chegg Services, print textbooks that we own for rental, purchase at the end of the rental term, or sale on a just-in-time basis, and eTextbook service and therefore we recognize revenues and cost of revenues on a gross basis.

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

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-lived assets during the years ended December 31, 2021 and 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

International revenues have grown during the year ended December 31, 2021, as we have begun accepting additional foreign currencies from our international customers. This may have an adverse impact on our total net revenues if there are unfavorable fluctuations in the exchange rate between the U.S. Dollar and foreign currencies in which we conduct sales. International revenues were not significant during the years ended December 31, 2020 and 2019. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical results of operations. There were no significant foreign exchange gains or losses in the years ended December 31, 2021, 2020 and 2019.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $854.1 million and $479.9 million as of December 31, 2021 and 2020, respectively, and held investments of $1.4 billion and $1.2 billion as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents consist of cash and money market accounts and investments consist of commercial paper, corporate debt securities, U.S. treasury securities and agency bonds. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase or decrease in interest rates would result in a $14.2 million and $11.7 million increase or decline in the fair value of our investments as of December 31, 2021 and 2020, respectively. Any realized gains or losses resulting from such hypothetical interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash, cash equivalents, and investments in which we invested our cash.

We carry our notes at face value less unamortized debt issuance costs on our consolidated balance sheets. Because the 2026 notes and 2025 notes have a fixed annual interest rate of 0.0% and 0.125%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 10, “Convertible Senior Notes,” of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15.2 (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the financial statements, the Company has changed its method of accounting for its convertible senior notes in the year ended December 31, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, on a modified retrospective method of transition.

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

Convertible Senior Notes — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company adopted Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), on January 1, 2021, under the modified retrospective method applied to convertible senior notes outstanding as of January 1, 2021. Under ASU 2020-06, the Company’s convertible senior notes with certain embedded conversion features are no longer required to be separated from the host contract thereby eliminating the cash conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model.

In addition, after the Company’s adoption of ASU 2020-06 and during the fiscal year ended December 31, 2021, the Company extinguished $100.0 million aggregate principal amount of the 2025 convertible senior notes (“2025 notes”) for aggregate consideration of $184.9 million. Upon execution, the Company concluded that the 2025 notes embedded conversion features no longer met the derivative scope exception and, as a result, initially recorded a derivative liability of $176.5 million, related to the fair value of extinguished 2025 notes. The Company settled the derivative liability for aggregate consideration of $184.9 million resulting in an $8.4 million loss on change in fair value. The carrying amount of the 2025 notes subject to the extinguishment was $98.3 million resulting in a $78.2 million loss on early extinguishment of debt.

Auditing the following elements involved a higher degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required of: (i) the Company’s accounting assessment of the adoption of ASU 2020-06, (ii) the Company’s accounting assessment of the extinguishment including the conclusion that a derivative liability existed, (iii) the calculation of the related loss on extinguishment of the 2025 Notes including the derivative liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to convertible senior notes included the following, among others:

a.We tested the operating effectiveness of the controls over the Company’s accounting for the adoption of ASU 2020-06 and the extinguishment of the 2025 convertible senior notes.
b.Our testing included reading the underlying agreements and evaluating the Company’s accounting analysis related to the adoption of ASU 2020-06.
c.Our testing included reading the underlying agreements and evaluating the Company’s accounting analysis underlying the accounting of the convertible senior notes, including the determination of the balance sheet classification of each transaction, identification of any derivatives included in the arrangements, and determination that the 2025 convertible senior notes was a debt extinguishment.
d.In addition, we involved a valuation specialist to assist in our evaluation of the significant assumptions and valuation used by the Company specifically for the valuation of the derivative liability.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 22, 2022

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 22, 2022

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$854,078	$479,853
Short-term investments	691,781	665,567
Accounts receivable, net of allowance of $153 at December 31, 2021 and December 31, 2020.	17,850	12,913
Prepaid expenses	35,093	12,776
Other current assets	23,846	11,846
Total current assets	1,622,648	1,182,955
Long-term investments	745,993	523,628
Textbook library, net	11,241	34,149
Property and equipment, net	169,938	125,807
Goodwill	289,763	285,214
Intangible assets, net	40,566	51,249
Right of use assets	18,062	24,226
Other assets	21,035	24,030
Total assets	$2,919,246	$2,251,258
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,992	$8,547
Deferred revenue	35,143	32,620
Accrued liabilities	67,209	68,565
Total current liabilities	114,344	109,732
Long-term liabilities
Convertible senior notes, net	1,678,155	1,506,922
Long-term operating lease liabilities	12,447	19,264
Other long-term liabilities	7,383	5,705
Total long-term liabilities	1,697,985	1,531,891
Total liabilities	1,812,329	1,641,623
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 136,951,956 and 129,343,524 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	137	129
Additional paid-in capital	1,449,305	1,030,577
Accumulated other comprehensive (loss) income	(5,334)	1,530
Accumulated deficit	(337,191)	(422,601)
Total stockholders’ equity	1,106,917	609,635
Total liabilities and stockholders’ equity	$2,919,246	$2,251,258
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net revenues	$776,265	$644,338	$410,926
Cost of revenues	254,904	205,417	92,182
Gross profit	521,361	438,921	318,744
Operating expenses:
Research and development	178,821	170,905	139,772
Sales and marketing	105,414	81,914	63,569
General and administrative	159,019	129,349	97,586
Total operating expenses	443,254	382,168	300,927
Income from operations	78,107	56,753	17,817
Interest expense, net and other income, net:
Interest expense, net	(6,896)	(66,297)	(44,851)
Other (expense) income, net	(65,472)	8,683	20,063
Total interest expense, net and other (expense) income, net	(72,368)	(57,614)	(24,788)
Income (loss) before provision for income taxes	5,739	(861)	(6,971)
Provision for income taxes	7,197	5,360	2,634
Net loss	$(1,458)	$(6,221)	$(9,605)
Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.08)
Weighted average shares used to compute net loss per share, basic and diluted	141,262	125,367	119,204
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(1,458)	$(6,221)	$(9,605)
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments, net of tax	(5,729)	1,037	668
Change in foreign currency translation adjustments, net of tax	(1,135)	1,589	(745)
Other comprehensive (loss) income	(6,864)	2,626	(77)
Total comprehensive loss	$(8,322)	$(3,595)	$(9,682)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	115,500	$116	$818,113	$(1,019)	$(406,576)	$410,634
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-02	—	—	—	—	(111)	(111)
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	206,747	—	—	206,747
Purchase of 2025 convertible senior notes capped call	—	—	(97,200)	—	—	(97,200)
Repurchase of common stock	(504)	(1)	(19,999)	—	—	(20,000)
Issuance of common stock upon exercise of stock options and ESPP	3,276	4	35,093	—	—	35,097
Net share settlement of equity awards	3,248	3	(94,571)	—	—	(94,568)
Issuance of common stock in connection with prior acquisition	64	—	3,003	—	—	3,003
Share-based compensation expense	—	—	64,909	—	—	64,909
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(9,605)	(9,605)
Balances at December 31, 2019	121,584	122	916,095	(1,096)	(416,292)	498,829
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)	—	—	(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(442,667)	—	—	(442,667)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	77,095	—	—	77,095
Issuance of common stock upon exercise of stock options and ESPP	1,154	1	15,480	—	—	15,481
Net share settlement of equity awards	2,424	2	(80,680)	—	—	(80,678)
Share-based compensation expense	—	—	84,055	—	—	84,055
Other comprehensive income	—	—	—	2,626	—	2,626
Net loss	—	—	—	—	(6,221)	(6,221)
Balances at December 31, 2020	129,344	129	1,030,577	1,530	(422,601)	609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,921)	—	—	(236,921)
Issuance of common stock upon conversion of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions and extinguishments of 2023 notes and 2025 notes	—	—	67,770	—	—	67,770
Issuance of common stock upon exercise of stock options and ESPP	413	—	8,885	—	—	8,885
Net share settlement of equity awards	1,640	2	(94,423)	—	—	(94,421)
Repurchase of common stock	(8,403)	(8)	(299,992)	—	—	(300,000)
Share-based compensation expense	—	—	111,442	—	—	111,442
Other comprehensive loss	—	—	—	(6,864)	—	(6,864)
Net loss	—	—	—	—	(1,458)	(1,458)
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(1,458)	$(6,221)	$(9,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Print textbook depreciation expense	10,859	15,397	—
Other depreciation and amortization expense	63,274	47,018	30,247
Share-based compensation expense	108,846	84,055	64,909
Amortization of debt discount and issuance costs	5,922	64,573	43,202
Repayment of convertible senior notes attributable to debt discount	—	(20,433)	—
Loss on early extinguishments of debt	78,152	4,286	—
Loss on change in fair value of derivative instruments, net	7,148	—	—
Loss from write-offs of property and equipment	2,115	1,211	1,009
Loss from impairment of strategic equity investment	—	10,000	—
Gain on sale of strategic equity investments	(12,496)	—	—
Loss (gain) on textbook library, net	10,956	(1,453)	—
Operating lease expense, net of accretion	5,994	4,901	4,385
Other non-cash items	(973)	(227)	(455)
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(5,004)	(400)	1,829
Prepaid expenses and other current assets	(21,854)	5,419	(12,930)
Other assets	16,387	(4,214)	(1,494)
Accounts payable	3,241	1,119	(2,395)
Deferred revenue	2,523	12,918	(1,682)
Accrued liabilities	5,199	22,444	(206)
Other liabilities	(5,607)	(3,951)	(3,411)
Net cash provided by operating activities	273,224	236,442	113,403
Cash flows from investing activities
Purchases of property and equipment	(94,180)	(81,317)	(42,326)
Purchases of textbooks	(10,931)	(58,567)	—
Proceeds from disposition of textbooks	8,714	7,569	—
Purchases of investments	(1,688,384)	(1,045,564)	(959,911)
Proceeds from sale of investments	206,041	—	53,261
Maturities of investments	1,204,787	539,889	324,700
Proceeds from sale of strategic equity investments	16,076	—	—
Acquisition of businesses, net of cash acquired	(7,891)	(92,796)	(79,149)
Purchase of strategic equity investment	—	(2,000)	—
Net cash used in investing activities	(365,768)	(732,786)	(703,425)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	8,887	15,483	35,100
Payment of taxes related to the net share settlement of equity awards	(94,423)	(80,680)	(94,571)
Proceeds from equity offering, net of offering costs	1,091,466	—	—
Repayment of convertible senior notes	(300,762)	(303,967)	—
Proceeds from exercise of convertible senior notes capped call	69,005	77,095	—
Payment of escrow related to acquisition	(7,451)	—	—
Repurchase of common stock	(300,000)	—	(20,000)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	984,096	780,180
Purchase of convertible senior notes capped call	—	(103,400)	(97,200)
Net cash provided by financing activities	466,722	588,627	603,509
Net increase in cash, cash equivalents and restricted cash	374,178	92,283	13,487
Cash, cash equivalents and restricted cash, beginning of period	481,715	389,432	375,945
Cash, cash equivalents and restricted cash, end of period	$855,893	$481,715	$389,432
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,053	$1,766	$1,332
Income taxes, net of refunds	$7,388	$3,436	$2,070
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,772	$6,790	$5,297
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$13,688	$3,364
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$2,982	$1,588	$10,036
Accrued escrow related to acquisition	$—	$7,451	$—
Issuance of common stock related to repayment of convertible senior notes	$235,521	$327,141	$—
Issuance of common stock related to prior acquisition	$—	$—	$3,003

	December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$854,078	$479,853	$387,520
Restricted cash included in other current assets	—	122	149
Restricted cash included in other assets	1,815	1,740	1,763
Total cash, cash equivalents and restricted cash	$855,893	$481,715	$389,432
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Millions of people all around the world Learn with Chegg. Our mission is to improve learning and learning outcomes by putting students first. We support life-long learners starting with their academic journey and extending into their careers. The Chegg platform provides products and services to support learners to help them better understand their academic course materials, and also provides personal and professional development skills training, to help them achieve their learning goals.
Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2021, December 31, 2020, and December 31, 2019 as 2021, 2020, and 2019, respectively.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $6.6 million of current operating lease liabilities have been reclassified to accrued liabilities on our consolidated balance sheet as of December 31, 2020. This change in presentation does not affect previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense including grant-date fair value of PSUs with a market-based condition and estimated forfeitures, accounting for income taxes, useful lives and salvage value assigned to our textbook library, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

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

Fair Value Measurements

We account for certain assets and liabilities at fair value. We have established a fair value hierarchy used to determine the fair value of our financial instruments as follows:

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

Investments

We hold investments in commercial paper, corporate debt securities, U.S. treasury securities and agency bonds. We classify our investments as available-for-sale that are either short or long-term based on the remaining contractual maturity of the investment. Our investments are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, net of taxes, included in other comprehensive (loss) income on our consolidated statements of stockholders’ equity. Unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other (expense) income, net on our consolidated statements of operations, rather than as a reduction to other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of twelve months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other (expense) income, net.

The estimated fair value of our investments are based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any investments valued with a Level 3 input.

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
Concentrations of credit risk with respect to accounts receivables exist to the full extent of amounts presented in the financial statements. We had no customers that represented over 10% of our net accounts receivable balance as of December 31, 2021 and we had one customer that represented 10% of our net accounts receivable balance as of December 31, 2020. No customers represented over 10% of net revenues during the years ended December 31, 2021, 2020 or 2019.

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

Depreciation and content amortization expense are generally classified within the corresponding cost of revenues and operating expenses categories on our consolidated statements of operations. The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in income from operations.

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

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our indefinite-lived intangible asset represents the internships.com trade name. Goodwill and our indefinite-lived intangible asset are not amortized but rather tested for impairment at least annually on October 1, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test on October 1st of 2021 and 2020, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatement, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term.

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

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes). Collectively, the 2026 notes, 2025 notes, and the 2023 notes are referred to as the “notes.” The notes, including the embedded conversion features, are accounted for under the traditional convertible debt accounting model entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, we classify it as a long-term liability as we retain the election to settle conversion requests in shares of our common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and recorded at fair value with changes in fair value recorded in other (expense) income, net on our consolidated statements of operations. The fair value of any derivative instruments related to the notes are determined utilizing Level 2 inputs. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other (expense) income, net on our consolidated statements of operations.

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

We generate revenues from our Chegg Services product line which primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Mathway and Thinkful. Revenues from Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, and Mathway are primarily recognized ratably over the monthly subscription period. Revenues from Thinkful are recognized either ratably over the term of the course, generally six months, or upon completion of the lessons, depending on the instruction type of the course.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. In relation to print textbooks owned by a partner, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn. We have concluded that we control our Chegg Services, print textbooks that we own for rental, purchase at the end of the rental term, or sale on a just-in-time basis, and eTextbook service and therefore we recognize revenues and cost of revenues on a gross basis.

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

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers for which we pay one-time license fees, or acquire through acquisitions, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, order fulfillment fees primarily related to outbound shipping and fulfillment as well as publisher content fees for eTextbooks, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Research and Development Costs

Our research and development expenses consist of salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include technology costs to support our research and development, and outside services. We expense substantially all of our research and development expenses as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2021, 2020, and 2019, advertising costs were approximately $45.1 million, $35.3 million and $24.4 million, respectively.

Share-based Compensation Expense

Share-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs) with either a market-based condition or financial and strategic performance targets, and the employee stock purchase plan (ESPP) is accounted for under the fair value method based on the grant-date fair value of the award. Share-based compensation expense for RSUs and PSUs with financial and strategic performance targets is measured based on the closing fair market value of our common stock, PSUs with a market-based condition are estimated using a Monte Carlo simulation model, and ESPP is estimated using the Black-Scholes-Merton option pricing model. We recognize share-based compensation expense on a straight-line basis for RSUs and ESPP and on a graded basis for PSUs. Vesting for all awards is subject to continued service over the requisite service period, which is generally the vesting period. Vesting of PSUs with a market-based condition is also subject to the achievement of certain per share price of our common stock targets and vesting of PSUs with financial and strategic performance targets is also subject to our achievement of specified financial and strategic performance targets. RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. RSUs typically vest over three or four years, while PSUs with a market-based condition typically vest over a four-year period and PSUs with financial and strategic performance targets typically vest over a three-year period. Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied whereas share-based compensation expense for PSUs with financial performance targets is recognized upon estimated or actual achievement of such targets. We assess the achievement of financial and strategic performance targets on a quarterly basis and adjust our share-based compensation expense as appropriate. These amounts are reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by adjusting net loss for all related interest expense and gains and losses recognized during the period, net of tax, and giving effect to all potential shares of common stock, including stock options, PSUs, RSUs, and shares related to convertible senior notes, to the extent dilutive. This assumes that all stock options and dilutive convertible shares were exercised or converted and is computed by applying the treasury stock method for outstanding stock options, PSUs, and RSUs, and the if-converted method for outstanding convertible senior notes. Under the treasury stock method, options, PSUs, and RSUs are assumed to be exercised or vested at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible senior notes are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from the translation of foreign currencies into U.S. dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive (loss) income as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from the remeasurement of foreign currency transactions, which are denominated in currencies other than the functional currency, are included in general and administrative expense on the consolidated statements of operations and were not material during the years ended December 31, 2021, 2020 or 2019.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (ASC) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We will early adopt ASU 2021-08 on January 1, 2022 and will apply it prospectively to all business combinations for which the acquisition date occurs on or after such date, such as our acquisition of Busuu. The impact on our financial statements will depend on the contract assets and contract liabilities acquired in business combinations after January 1, 2022. We believe the most significant impacts will be an increase in contract liabilities and goodwill on our consolidated balance sheets.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 aims to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange based on the economic substance of the modification or exchange. Early adoption is permitted and the guidance must be applied prospectively to all modifications or exchanges that occur on or after the date of adoption. The guidance is effective for annual periods beginning after December 15, 2021. We will adopt ASU 2021-04 on January 1, 2022 and do not expect a material impact on our financial statements as a result of the adoption.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU 2020-06 simplifies the guidance in ASC 470-20, Debt - Debt with Conversion and Other Options. Under ASU 2020-06, convertible instruments with embedded conversion features, that are not required to be accounted for as a derivative or that do not result in a substantial premium, are no longer required to be separated from the host contract thereby eliminating the cash conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model. ASU 2020-06 also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 under the modified retrospective method applied to convertible senior notes outstanding as of January 1, 2021 and have not changed previously disclosed amounts or provided additional disclosures for comparative periods. Adoption of ASU 2020-06 resulted in an increase to convertible senior notes of $378.1 million and a decrease to additional paid-in capital of $465.0 million due to the application of the traditional convertible debt model and no longer separating the embedded conversion feature. Accumulated deficit also decreased by $86.9 million due to the reduction in non-cash interest expense related to the debt discount and we expect interest expense to decrease in future periods. Refer to Note 10, “Convertible Senior Notes” for more information.

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

The following table sets forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2021		Change in 2020
	2021	2020	2019	$	%	$	%
Chegg Services	$669,894	$521,228	$332,221	$148,666	29%	$189,007	57%
Required Materials	106,371	123,110	78,705	(16,739)	(14)	44,405	56
Total net revenues	$776,265	$644,338	$410,926	$131,927	20	$233,412	57

During the years ended December 31, 2021, 2020, and 2019, we recognized $32.6 million, $18.3 million and $17.0 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective fiscal year. During the year ended December 31, 2021, we recognized a reduction of revenues of $4.9 million from performance obligations satisfied in previous periods primarily due to a change in the estimated variable consideration ascribed to Thinkful. During the year ended December 31, 2020, we recognized an immaterial amount from performance obligations satisfied in previous periods. During the year ended December 31, 2019, we recognized $3.4 million of previously deferred revenues recognized from performance obligations satisfied in previous periods related to variable consideration recognized from our agreement with our Required Materials print textbook partner. During the years ended December 31, 2021 and 2020, we recognized $34.6 million and $50.8 million, respectively, of operating lease income from print textbook rentals that we own.

Contract Balances

The following table presents our accounts receivable, net, contract assets, and deferred revenue balances (in thousands, except percentages):

	December 31,		Change
	2021	2020	$	%
Accounts receivable, net	$17,850	$12,913	$4,937	38%
Contract assets	14,231	13,243	988	7
Deferred revenue	35,143	32,620	2,523	8

During the year ended December 31, 2021, our accounts receivable, net balance increased by $4.9 million, or 38%, primarily due to timing of billings and seasonality of our business. During the year ended December 31, 2021, our contract assets balance increased by $1.0 million or 7%, primarily due to our Thinkful service. During the year ended December 31, 2021, our deferred revenue balance increased by $2.5 million, or 8%, primarily due to increased bookings and seasonality of our business.

Note 4. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020(1)	2019(1)
Numerator:
Net loss	$(1,458)	$(6,221)	$(9,605)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	141,262	125,367	119,204

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.08)
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2021	2020	2019
Shares related to stock plan activity	2,545	4,470	7,094
Shares related to convertible senior notes	23,300	4,942	3,526
Total common stock equivalents	25,845	9,412	10,620

Note 5. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of December 31, 2021 and 2020 (in thousands, except for fair value level):

	December 31, 2021
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$30,324	$—	$—	$30,324
Money market funds	Level 1	823,754	—	—	823,754
Total cash and cash equivalents		$854,078	$—	$—	$854,078
Short-term investments:
Commercial paper	Level 2	$124,211	$2	$(33)	$124,180
Corporate debt securities	Level 2	552,609	36	(546)	552,099
Agency bonds	Level 2	15,500	2	—	15,502
Total short-term investments		$692,320	$40	$(579)	$691,781
Long-term investments:
Corporate debt securities	Level 2	$724,517	$—	$(3,277)	$721,240
U.S. treasury securities	Level 1	24,860	—	(107)	24,753
Total long-term investments		$749,377	$—	$(3,384)	$745,993

	December 31, 2020
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$15,054	$—	$—	$15,054
Money market funds	Level 1	464,799	—	—	464,799
Total cash and cash equivalents		$479,853	$—	$—	$479,853
Short-term investments:
Commercial paper	Level 2	$204,152	$24	$(6)	$204,170
Corporate debt securities	Level 2	459,967	1,478	(48)	461,397
Total short-term investments		$664,119	$1,502	$(54)	$665,567
Long-term investments:
Corporate debt securities	Level 2	$484,275	$605	$(283)	$484,597
Agency bonds	Level 2	38,995	36	—	39,031
Total long-term investments		$523,270	$641	$(283)	$523,628

As of December 31, 2021, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the years ended December 31, 2021 and 2020 we did not recognize any losses on our investments due to credit related factors. During the years ended December 31, 2021, 2020 and 2019, our gross realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of December 31, 2021 (in thousands):

	December 31, 2021
	Cost	Fair Value
Due in 1 year or less	$692,320	$691,781
Due in 1-2 years	749,377	745,993
Investments not due at a single maturity date	823,754	823,754
Total	$2,265,451	$2,261,528

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

We previously invested $2.0 million in TAPD, Inc., also known as Frank; a U.S.-based service that helps students access financial aid. In September 2021, we sold our investment in Frank for total consideration of $9.2 million, resulting in a $7.2 million gain included within other (expense) income, net on our consolidated statements of operations. We received a cash payment of $9.0 million included within cash flows from investing activities on our consolidated statements of cash flows.

We also previously invested $3.0 million in a foreign entity to explore expanding our reach internationally. In March 2021, we sold our investment in that foreign entity for total consideration of $8.3 million, resulting in a $5.3 million gain included within other (expense) income, net on our consolidated statements of operations. We received a cash payment, net of taxes withheld, of $7.1 million included within cash flows from investing activities on our consolidated statements of cash flows.

We did not record any impairment charges on our strategic investments, other than a $10.0 million impairment charge previously recorded in 2020 on our strategic investment in WayUp, Inc., during the years ended December 31, 2021, 2020 and 2019, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. We considered general market conditions as a result of the COVID-19 pandemic in our impairment analysis. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we had no amounts related to strategic investments recorded on our consolidated balance sheet.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. For further information on the notes refer to Note 10, “Convertible Senior Notes.”

The carrying amounts and estimated fair values of the notes as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021		December 31, 2020 (1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 notes	$987,691	$840,000	$761,930	$1,129,370
2025 notes	690,464	682,202	640,614	1,456,800
2023 notes	—	—	104,378	376,949
Convertible senior notes, net	$1,678,155	$1,522,202	$1,506,922	$2,963,119
(1) Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method. Refer to Note 10, “Convertible Senior Notes” for more information.

The carrying amount of the 2026 notes and 2025 notes as of December 31, 2021 was net of unamortized issuance costs of $12.3 million and $9.5 million, respectively, and there is no carrying amount of the 2023 notes as we settled the principal amount of the 2023 notes during the year ended December 31, 2021. The carrying amount of the 2026 notes, 2025 notes and

2023 notes as of December 31, 2020 was net of unamortized debt discount of $226.7 million, $149.1 million and $10.0 million, respectively, and unamortized issuance costs of $11.3 million, $10.2 million and $1.2 million, respectively.

Note 6. Long-Lived Assets

Textbook Library, Net

Textbook library, net consisted of the following (in thousands):

	December 31,
	2021	2020
Textbook library	$27,569	$47,293
Less accumulated depreciation	(16,328)	(13,144)
Textbook library, net	$11,241	$34,149

During the years ended December 31, 2021 and December 31, 2020, print textbook depreciation expense was approximately $10.9 million and $15.4 million, respectively. During the year ended December 31, 2021, net loss on textbook library was approximately $11.0 million, primarily due to increased write-downs, and during the year ended December 31, 2020, net gain on textbook library was approximately $1.5 million.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Content	$258,005	$181,938
Internal-use software and website development	29,711	15,646
Leasehold improvements	19,913	19,574
Furniture and fixtures	4,352	3,891
Computer and equipment	3,370	3,368
Property and equipment	315,351	224,417
Less accumulated depreciation and amortization	(145,413)	(98,610)
Property and equipment, net	$169,938	$125,807

Depreciation and content amortization expense during the years ended December 31, 2021, 2020, and 2019 were approximately $49.6 million, $32.6 million, and $24.2 million, respectively.

Note 7. Acquisitions

2022 Acquisition

On January 13, 2022, we completed our acquisition of 100% of the outstanding shares of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community, for approximately $417 million in an all-cash transaction. The acquisition helps to expand our existing offerings and global reach through language learning, allowing us to drive further into international markets. There are additional payments of up to $25 million, subject to continued service of certain key employees of Busuu, that are not included in the fair value of the purchase consideration. During the year ended December 31, 2021, we incurred $5.3 million of acquisition-related expenses associated with our acquisition of Busuu, which have been included in general and administrative expense on our consolidated statements of operations. We plan to account for the acquisition as a business combination and the initial accounting for this acquisition, including the valuation of acquired tangible and intangibles assets and liabilities assumed, is in process as of the issuance date for our financial statements, therefore, we are unable to make any additional disclosures.

2021 Acquisition

On February 22, 2021, we completed an acquisition, accounted for as a business combination, of 100% of the outstanding shares of a company for a technology that will strengthen our content creation abilities for a purchase consideration of $8.0 million in cash. Our total allocation of purchase consideration included acquired assets of $0.4 million, acquired developed technology intangible asset of $3.3 million and goodwill of $5.3 million less assumed liabilities of $1.0 million. This acquisition did not have a material impact on our consolidated financial statements and is not expected to have a material impact in future periods.

2020 Acquisition

On June 4, 2020, we completed our acquisition of 100% of the outstanding shares of Mathway, LLC (Mathway), an online, on-demand math problem solving company that provides a vast range of subject areas in mathematics, including pre-algebra, algebra, trigonometry, pre-calculus, calculus, and linear algebra, and related disciplines. This acquisition helps to strengthen our Chegg Math service with the addition of new subjects, languages, and international reach. The total fair value of the purchase consideration was $101.0 million, of which $93.5 million was paid in cash on the acquisition date and $7.5 million was held in escrow as security for general representations and warranties and potential post-closing adjustments. The escrow amount was released in September 2021.

The Mathway purchase agreement provides for additional payments of up to $15.0 million, subject to the achievement of specified milestones and continued employment of the sellers. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs classified as research and development and general and administrative expenses, based on the seller's job function, on our consolidated statement of operations. During the year ended December 31, 2021, the milestones were met. As of December 31, 2021 and 2020, we have recorded approximately $0.4 million and $2.9 million, respectively, within accrued liabilities on our consolidated balance sheets for these payments.

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

During the year ended December 31, 2020, we incurred $3.1 million of acquisition-related expenses associated with our acquisition of Mathway, which have been included in general and administrative expense on our consolidated statement of operations. We have recorded immaterial amounts of revenue and earnings from Mathway during the period since the acquisition date through December 31, 2020.

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

2019 Acquisition

On October 1, 2019, we completed our acquisition of 100% of the outstanding shares of Thinkful, Inc. (Thinkful), our skills-based learning platform to expand our existing offerings by adding affordable and high-quality courses focused on the most in-demand technology skills. The total fair value of the purchase consideration was $79.2 million, which was paid in cash and included an escrow amount of $9.0 million for general representations and warranties and potential post-closing adjustments. The escrow amount was released in April 2021.

Included in the purchase agreement for the acquisition of Thinkful are additional payments of up to $20.0 million subject to the achievement of specified milestones and continued employment of key employees. These payments are not included in the fair value of the purchase consideration and are expensed ratably as acquisition related compensation costs classified as research and development, general and administrative, and sales and marketing expenses, based on the key employee's job function, on our consolidated statement of operations. These payments may be settled by us, at our sole discretion, either in cash or shares of our common stock. During the year ended December 31, 2020, the terms of the purchase agreement were amended such that the retention incentive was reduced to $12.8 million, half of which is subject to the achievement of specified milestones and payable in cash and half of which will be settled in equity grants, to adjust for employee departures. During the year ended December 31, 2021, the milestones were met and all cash payments were made therefore we have no amounts recorded as of December 31, 2021. As of December 31, 2020 and 2019 we have recorded approximately $5.7 million and $3.0 million, respectively, included within accrued liabilities on our consolidated balance sheet for the cash payments.

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

During the year ended December 31, 2019, we incurred $1.0 million of acquisition-related expenses associated with our acquisition of Thinkful, which have been included in general and administrative expenses on our consolidated statement of operations. During the year ended December 31, 2019, $8.6 million of our consolidated net loss was attributed to Thinkful and we have recorded an immaterial amount of revenues during the period since the acquisition date through December 31, 2019.

The following unaudited supplemental pro forma net loss is for informational purposes only and presents our combined results as if the acquisition of Thinkful had occurred on January 1, 2018. The unaudited supplemental pro forma information includes the historical combined operating results adjusted for acquisition related compensation costs, amortization of intangible assets, share-based compensation expense and transaction expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results. During the year ended December 31, 2019, our supplemental pro forma net loss would have been $25.0 million. Revenues from Thinkful were immaterial during the year ended December 31, 2019.

Note 8. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$285,214	$214,513
Additions due to acquisitions	5,782	70,167
Foreign currency translation adjustment	(707)	822
Measurement period adjustments related to prior acquisitions	(526)	(288)
Ending balance	$289,763	$285,214

Intangible assets as of December 31, 2021 and December 31, 2020 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2021
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	76	$57,521	$(31,790)	$25,731
Content library	60	12,230	(6,836)	5,394
Customer lists	47	16,190	(12,432)	3,758
Trade and domain names	44	11,613	(9,530)	2,083
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets	65	$101,154	$(60,588)	$40,566

	December 31, 2020
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	75	$54,540	$(24,246)	$30,294
Content library	60	12,230	(4,390)	7,840
Customer lists	47	16,190	(10,437)	5,753
Trade and domain names	44	11,613	(7,888)	3,725
Non-compete agreements	31	2,018	(1,981)	37
Indefinite-lived trade name	—	3,600	—	3,600
Total intangible assets	64	$100,191	$(48,942)	$51,249

During the years ended December 31, 2021, 2020 and 2019, amortization expense related to our intangible assets totaled approximately $13.7 million, $14.3 million and $7.5 million, respectively.

As of December 31, 2021, the estimated future amortization expense related to our intangible assets is as follows (in thousands):

2022	$11,303
2023	9,173
2024	6,121
2025	4,307
2026	3,959
Thereafter	2,103
Total	$36,966

Note 9. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Insurance recovery related to loss contingency	$7,800	$—
Other	16,046	11,846
Other current assets	$23,846	$11,846

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Taxes payable	$11,127	$6,166
Loss contingency	8,000	—
Current operating lease liabilities	6,663	6,603
Accrued content related costs	6,448	6,273
Order fulfillment fees	6,254	11,430
Payment processing fees	3,419	2,130
Accrued purchases of long-lived assets	2,982	1,588
Refund reserve	1,392	1,515
Restructuring liability	785	—
Acquisition-related compensation	417	9,611
Accrued escrow related to acquisition	—	7,451
Other	19,722	15,798
Accrued liabilities	$67,209	$68,565

Note 10. Convertible Senior Notes

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

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. In April 2018, we issued $345 million in aggregate principal amount of 0.25% convertible senior notes due in 2023 (2023 notes and together with the 2026 notes and the 2025 notes, the notes). The aggregate principal amount of the 2023 notes included $45 million from the initial purchasers fully exercising their option to purchase additional notes. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933.

The total net proceeds from the notes are as follows (in thousands):

	2026 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$800,000	$345,000
Less initial purchasers’ discount	(15,000)	(18,998)	(8,625)
Less other issuance costs	(904)	(822)	(757)
Net proceeds	$984,096	$780,180	$335,618

During the year ended December 31, 2021, we settled $115.6 million of aggregate principal amount of the 2023 notes, consisting of $24.7 million related to requests for conversions and $90.9 million pursuant to our election of our option to redeem the remaining outstanding 2023 notes, for a total aggregate consideration of $351.1 million, consisting of $115.6 million in cash and 2,983,011 shares of our common stock with an aggregate value of $235.5 million. The carrying amount of the 2023 notes was $114.2 million, resulting in a $236.9 million difference that was recorded in additional paid-in capital on our consolidated balance sheet. Additionally, we entered into 2023 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 4,288,459 shares of our common stock and received aggregate cash proceeds of $45.2 million. As of December 31, 2021, no amounts of our 2023 notes remain outstanding and no shares remain underlying the 2023 notes capped call transactions.

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

During the year ended December 31, 2020, in connection with our securities repurchase program, we extinguished $57.4 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million, which was paid in cash. Of the $149.6 million consideration, we allocated $52.6 million and $97.0 million to the liability and equity components of the extinguished 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the extinguishment was $51.6 million resulting in a $1.0 million loss on early extinguishment which was recorded in other (expense) income, net on our consolidated statements of operations. Additionally, we terminated 2023 notes capped call transactions underlying 2,131,354 shares of our common stock and received cash proceeds of $19.7 million.

During the year ended December 31, 2020, in connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million. Of the $501.7 million consideration, we allocated $156.1 million and $345.6 million to the liability and equity components of the exchanged 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the exchange was $152.8 million resulting in a $3.3 million loss on early extinguishment of debt which was recorded in other (expense) income, net on our consolidated statements of operations. Additionally, we terminated 2023 notes capped call transactions underlying 6,380,815 shares of our common stock and received cash proceeds of $57.4 million.

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

The conditions allowing holders of the 2026 notes to convert were not met and therefore the 2026 notes are not convertible. The conditions allowing holders of the 2025 notes to convert were not met during the three months ended December 31, 2021, therefore the 2025 notes are no longer convertible. The first circumstance noted above allowing holders of the 2025 notes to convert was met during the three months ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 and therefore, the 2025 notes were convertible starting October 1, 2020 through December 31, 2021. Aside from the extinguishment of $100.0 million aggregate principal amount of the 2025 notes discussed above, during the year ended December 31, 2021, we received immaterial requests for conversion of the 2025 notes which we settled or intend to settle in cash.

The net carrying amount of the notes is as follows (in thousands):

	December 31, 2021		December 31, 2020(1)
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2023 Notes
Principal amount	$1,000,000	$699,982	$1,000,000	$800,000	$115,576
Unamortized debt discount	—	—	(226,732)	(149,138)	(9,953)
Unamortized issuance costs	(12,309)	(9,518)	(11,338)	(10,248)	(1,245)
Net carrying amount (liability)	$987,691	$690,464	$761,930	$640,614	$104,378
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Years Ended December 31,
	2021	2020(1)	2019(1)
2026 notes:
Amortization of debt discount	$—	$14,568	$—
Amortization of issuance costs	2,635	728	—
Total 2026 notes interest expense	$2,635	$15,296	$—
2025 notes:
Contractual interest expense	$896	$1,001	$769
Amortization of debt discount	—	35,561	27,302
Amortization of issuance costs	3,045	2,443	1,876
Total 2025 notes interest expense	$3,941	$39,005	$29,947
2023 notes:
Contractual interest expense	$78	$691	$862
Amortization of debt discount	—	10,073	12,536
Amortization of issuance costs	242	1,200	1,488
Total 2023 notes interest expense	$320	$11,964	$14,886
(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of December 31, 2021, cover 9,297,800 and 13,576,571 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 11. Leases

We have operating leases for our corporate offices worldwide, which expire at various dates through 2027. Our primary operating lease commitments at December 31, 2021 are related to our corporate headquarters in Santa Clara, California and offices in San Francisco, California and New York City, New York. As of December 31, 2021 and 2020, we had operating lease ROU assets of $18.1 million and $24.2 million, respectively, and operating lease liabilities of $19.1 million and $25.9 million, respectively.

As of December 31, 2021 and 2020, we did not have finance leases recorded on our consolidated balance sheet, our weighted average remaining lease term was 4.0 years and 4.6 years, respectively, and our weighted average discount rate was 4.8%. Operating lease expense, net of immaterial sublease income, was approximately $7.1 million, $5.6 million and $5.0 million, respectively, during the years ended December 31, 2021, 2020 and 2019. Variable lease cost and short term lease cost were immaterial during the years ended December 31, 2021, 2020 and 2019.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of December 31, 2021, are as follows (in thousands):

December 31, 2021
2022	$7,435
2023	5,599
2024	2,559
2025	1,823
2026	1,869
Thereafter	1,750
Total future minimum lease payments	21,035
Less imputed interest	(1,925)
Total operating lease liabilities	$19,110
During the year ended December 31, 2021, we entered into a 5.5 year amendment to expand our office space in Portland, Oregon with future minimum lease payments of approximately $3.7 million. As of December 31, 2021, this lease has not yet commenced and therefore these future minimum lease payments are not included in table above.

Note 12. Commitments and Contingencies

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters.

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, among others. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in this matter seeks unspecified compensatory damages, costs, and expenses, including counsel and expert fees. The Company disputes these claims and intends to vigorously defend itself in this matter.

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company filed its answer to the Pearson Complaint on November 19, 2021. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 1, 2020, we received notice that a class action lawsuit was filed against Chegg in New York alleging violations of the American with Disabilities Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the year ended December 31, 2021, we settled this matter for an immaterial amount, and it is now concluded.

On August 18, 2020, we received notice that a class action lawsuit was filed against Chegg in California alleging violations of the Unruh Civil Rights Act. The claim asserted that one of Chegg’s websites is not compatible with software used by vision-impaired individuals. During the year ended December 31, 2021, we settled this matter for an immaterial amount, and it is now concluded.

On July 21, 2020, VitalSource Technologies LLC (VST), which is wholly owned by Ingram Industries Inc., filed a complaint against Chegg alleging that Chegg breached its contract with VST involving the development of an eTextbook reader and eTextbook reader platform. The suit sought uncertain damages, but the complaint alleged that they exceeded $75 thousand. During the year ended December 31, 2021, we settled this matter for an immaterial amount, and it is now concluded.

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

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us on April 30, 2020 by individuals all represented by the same legal counsel. Each individual claimant claimed to have suffered more than $25 thousand in damages as a result of the unauthorized access of certain items of their user data in April 2018 (the 2018 Data Incident). On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel, making identical allegations. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel, making identical allegations. Related cases have been filed by the same counsel in Maryland and California. We dispute that these claimants have a valid basis for seeking arbitration, assert that they have acted in bad faith and are working with the Maryland and California courts and plaintiffs’ counsel on resolution of these claims. On August 22, 2021, Chegg and the claimants' legal counsel, on behalf of its clients, entered into a settlement agreement, pursuant to which each eligible claimant that signs a release agreement agrees, among other things, to dismiss with prejudice all claims against Chegg that such claimant currently maintains in exchange for such claimant's pro rata portion of the settlement amount. Claimants had until January 26, 2022 to sign their release agreements. In March 2021, we recorded a loss contingency accrual and a corresponding insurance loss recovery, the net impact of which did not materially impact our consolidated statements of operations.

On November 5, 2018, NetSoc, LLC (NetSoc) filed a complaint against us captioned NetSoc, LLC v. Chegg, Inc., (Civil Action No. 1:18-CV-10262-RAC) in the U.S. District Court for the Southern District of New York (SDNY) for patent infringement alleging that the Chegg Tutors service infringes U.S. Patent No. 9,978,107 (the NetSoc Patent) and seeking unspecified compensatory damages. A responsive pleading was filed on February 19, 2019. On January 13, 2020, the SDNY issued an order dismissing the case as to Chegg. On January 30, 2020, NetSoc appealed the dismissal to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On September 24, 2021, the Federal Circuit dismissed NetSoc's appeal of the SDNY dismissal. On December 2, 2020, the U.S. Patent and Trademark Office determined that the NetSoc Patent is invalid based on two Inter Partes Review (IPR) proceedings instituted in part by Chegg, and on January 4, 2021, NetSoc filed a Notice of Appeals at the Federal Circuit appealing the IPR decisions. On October 18, 2021, Chegg filed a motion to dismiss NetSoc's appeal of the IPR decisions. On December 7, 2021, the Federal Circuit granted Chegg’s motion to terminate the IPR appeal. This matter is now concluded.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of December 31, 2021.

Note 14. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. As of December 31, 2021, we have reserved the following shares of our common stock for future issuance:

December 31, 2021
Outstanding stock options	381,756
Outstanding RSUs and PSUs	8,171,462
Shares available for grant under the 2013 Plan	30,629,068
Shares available for issuance under the 2013 ESPP	9,814,172
Total common shares reserved for future issuance	48,996,458

Stock Plans

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2021, there were 30,629,068 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than 10 years.

2013 Employee Stock Purchase Plan

On June 6, 2013, our Board of Directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2021, there were 9,814,172 shares of common stock available for future issuance under the 2013 ESPP.

Note 15. Stockholders' Equity

Accelerated Share Repurchase

On December 3, 2021, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2021 ASR). We accounted for the 2021 ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. Upon execution, we paid a fixed amount of $300.0 million and received an initial delivery of 8,403,361 shares of our common stock, which were retired immediately. The initial delivery of shares of our common stock represented approximately 80 percent of the fixed amount paid of $300.0 million, which was based on the share price of our common stock on the date of execution. The 2021 ASR was recorded as a reduction to additional paid in capital on our consolidated statements of stockholders’ equity. The 2021 ASR settled during the first quarter of 2022 and we received an additional delivery of 2,163,219 shares of our common stock, which were retired immediately. The 2021 ASR resulted in a total repurchase of 10,566,580 shares of our common stock at a volume-weighted-average price, less an agreed upon discount, of $28.3914 per share. We were not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement.

Securities Repurchase Program

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the year ended December 31, 2021, we entered into the 2021 ASR for $300.0 million and repurchased $100.0 million of aggregate principal amount of the 2025 notes in privately-negotiated transaction for an aggregate consideration of $184.9 million. During the year ended December 31, 2020, we repurchased $57.4 million of aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million. As of December 31, 2021 $365.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Equity Offering

In February 2021, we entered into an underwriting agreement pursuant to which we agreed to issue and sell 10,974,600 shares of our common stock at a public offering price of $102.00 per share generating aggregate net proceeds of $1,091.5 million, after deducting underwriting discounts and commissions of $26.9 million and offering expenses of $1.1 million.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenues	$1,621	$950	$426
Research and development	37,131	31,588	22,229
Sales and marketing	13,887	9,606	7,380
General and administrative	56,207	41,911	34,874
Total share-based compensation expense	$108,846	$84,055	$64,909

During the year ended December 31, 2021 we capitalized share-based compensation expense of $2.6 million. As of December 31, 2021, we had a total of approximately $273.0 million of unrecognized share-based compensation expense that is expected to be recognized over the remaining weighted average period of 2.6 years.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs under the 2013 Equity Incentive Plan (the 2013 Plan) with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on achieving a maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs will vest over a four-year period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach described further below. As of December 31, 2021, the market-based conditions have not been met.

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

2021 PSU Grants with Financial and Strategic Performance Targets

In March 2021, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during 2021. Based on the achievement of the performance conditions for the March 2021 grants, the final settlement partially met the target threshold based on a specified objective formula approved by the Compensation Committee. These PSUs will vest over a three-year period, with the initial vesting occurring in March 2022. The number of shares underlying these March 2021 PSUs granted during the year ended December 31, 2021 totaled 278,644 shares and had a grant date fair value of $99.05 per share.

2020 PSU Grants with Financial and Strategic Performance Targets

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

2019 PSU Grants with Financial and Strategic Performance Targets

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

RSUs and PSUs Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	4,816,000	$37.82
Granted	6,758,593	47.95
Released	(2,762,251)	34.77
Forfeited	(640,880)	48.97
Balance at December 31, 2021	8,171,462	$46.36

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2021, 2020, and 2019 was $47.95, $45.37, and $37.56, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2021, 2020, and 2019 was $232.0 million, $200.1 million, and $222.3 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Years Ended December 31,
	2021	2020	2019
Expected term (years)	0.50	0.50	0.50
Expected volatility	47.02%-99.96%	52.06%-68.09%	40.51%-41.81%
Dividend yield	—%	—%	—%
Risk-free interest rate	0.04%-0.07%	0.12%-0.15%	1.59%-2.43%
Weighted-average grant-date fair value per share	$14.70	$20.52	$9.88

2013 ESPP Activity

There were 167,890, 173,992 and 201,581 shares purchased under the 2013 ESPP during the years ended December 31, 2021, 2020 and 2019, respectively, at an average price per share of $40.35, $38.85 and $25.55, respectively, with cash proceeds from the issuance of shares of $6.8 million, $6.8 million and $5.1 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2020	627,317	$7.86	3.48	$51,733,285
Released	(245,561)	8.78
Balance at December 31, 2021	381,756	$7.28	2.80	$8,942,541

We did not grant any stock option awards during the years ended December 31, 2021, 2020, and 2019. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was approximately $10.7 million, $53.5 million and $90.8 million, respectively.

Note 16. Income Taxes

We recorded an income tax provision of approximately $7.2 million, $5.4 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The income tax provision for the year ended December 31, 2021 was primarily due to state and foreign income tax expenses and the withholding taxes related to the sale of our strategic equity investment. The income tax provision for the years ended December 31, 2020 and 2019 was primarily due to state and foreign income tax expense.

Our income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$—	$—	$(185)
State	852	459	264
Foreign	7,449	5,010	2,594
Total current income taxes	8,301	5,469	2,673

Deferred income taxes:
Federal	250	187	(17)
State	218	255	42
Foreign	(1,572)	(551)	(64)
Total deferred income taxes	(1,104)	(109)	(39)
Total income tax provision	$7,197	$5,360	$2,634

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$(6,256)	$(10,369)	$(12,497)
Foreign	11,995	9,508	5,526
Total	$5,739	$(861)	$(6,971)

The differences between our income tax provision as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of pretax loss (in percentages):

	Years Ended December 31,
	2021	2020	2019
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	(232.0)	(169.5)	(76.3)
Foreign rate differential	35.5	(285.9)	(19.4)
Share-based compensation	(209.0)	2,901.5	695.4
Non-deductible expenses	1.5	(50.3)	0.4
Tax credits	(28.3)	351.6	19.3
Acquisition related	17.2	—	31.8
Convertible senior notes	(2,435.3)	(5,854.8)	(412.6)
Other	0.5	1.2	27.9
Change in valuation allowance	2,954.3	2,462.7	(325.3)
Total	125.4%	(622.5)%	(37.8)%

A summary of our deferred tax assets is as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued expenses and reserves	$6,402	$6,365
Share-based compensation	8,979	6,473
Accrued compensation	—	2,402
Net operating loss carryforwards	188,329	190,904
Property and equipment, textbooks and intangibles assets	1,849	—
Convertible senior notes	32,254	—
Other items	7,221	5,734
Gross deferred tax assets	245,034	211,878
Valuation allowance	(238,317)	(151,825)
Total deferred tax assets	6,717	60,053

Deferred tax liabilities:
Property and equipment, textbooks and intangibles assets	—	(4,066)
Convertible senior notes	—	(51,607)
Other	(7,878)	(5,890)
Total deferred tax liabilities	(7,878)	(61,563)

Net deferred tax liability	$(1,161)	$(1,510)

At December 31, 2021 and 2020, the deferred tax liability is primarily created by the tax amortization of acquired indefinite lived intangible assets. Under the accounting guidance this deferred tax liability can be used as a source of income for recognition of deferred tax assets when determining the amount of valuation allowance to be recorded.

As of December 31, 2021, we intend to permanently reinvest all 2018 and later earnings from our foreign subsidiaries. As such, we have not provided for any remaining tax effect, if any, of the outside basis difference of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the federal and state gross deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $86.5 million during the year ended December 31, 2021 and increased by approximately $3.3 million during the year ended December 31, 2020.

As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of approximately $660 million and $485 million, respectively, which will begin to expire in years beginning 2028 and 2022, respectively.

As of December 31, 2021, we had tax credit carryforwards for federal and state income tax purposes of approximately $21.4 million and $15.7 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2021, 2020 and 2019, we recognized an increase of $0.1 million, $0.1 million and $45 thousand of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2021 and 2020 were approximately $0.3 million and $0.2 million, respectively.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2021 tax year remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$14,654	$10,993	$8,771
Increase in tax positions for prior years	305	479	221
Decrease in tax positions for prior years	(952)	(535)	(1,550)
Decrease in tax positions for prior year settlement	(22)	(208)	—
Decrease in tax positions for prior years due to statutes lapsing	(426)	(26)	(164)
Increase in tax positions for current year	3,309	3,999	3,722
Change due to translation of foreign currencies	(63)	(48)	(7)
Ending balance	$16,805	$14,654	$10,993

The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $4.5 million for the year ended December 31, 2021. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 17. Related-Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Adobe Systems Incorporated (Adobe). During the years ended December 31, 2021, 2020, and 2019, we purchased services of $2.4 million, $1.7 million and $2.1 million, respectively, from Adobe. We had no revenues from Adobe during the year ended December 31, 2021 and $0.1 million and $0.2 million, in revenues during the years ended December 31, 2020 and 2019, respectively. We had no payables as of

December 31, 2021 and $0.1 million of payables as of December 31, 2020 to Adobe. We had no outstanding receivables as of December 31, 2021 and 2020 from Adobe.

The immediate family of one of our board members is a member of the Board of Directors of PayPal Holdings, Inc. (PayPal). During the years ended December 31, 2021, 2020, and 2019, we incurred payment processing fees of $2.8 million, $2.1 million and $1.6 million, respectively, to PayPal.

One of our board members is a member of the Board of Directors of Zuora, Inc. (Zuora). During the years ended December 31, 2021 and 2020 we purchased services of $1.9 million and $1.3 million, respectively, from Zuora. We had no payables as December 31, 2021 and 2020 to Zuora.

One of our board members is also the Chief Executive Officer of the San Francisco 49ers (49ers). During the years ended December 31, 2021, 2020 and 2019, we purchased advertisements of $0.2 million, $0.1 million, and $0.2 million, respectively, from the 49ers.

Note 18. Restructuring Charges

In September 2021, we changed our go-to-market strategy for our Thinkful product offering which we believe will have the most growth potential to serve learners. This resulted in a management approved restructuring plan that impacted approximately 60 full-time employees and 100 part-time employees in the United States. During the year ended December 31, 2021, we recorded restructuring charges of $1.9 million related to one-time employee termination benefits classified on our consolidated statements of operations based on the employees' job function and made cash payments of $1.1 million. As of December 31, 2021, we have $0.8 million remaining liability which is included within accrued liabilities on our consolidated balance sheets. The total cost of the restructuring plan has been recorded and we expect it to be completed by the end of the second quarter of fiscal year 2022. We expect cost savings from the restructuring plan to be reinvested in future growth opportunities.

The following table summarizes the activity related to the restructuring liability (in thousands):

Year Ended December 31, 2021
Beginning balance	$—
Restructuring charges	1,922
Cash payments	(1,137)
Ending balance	$785

Note 19. Consolidated Statements of Operations Details

Other (expense) income, net, net consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Loss on early extinguishment of debt(1)	$(78,152)	$(4,286)	$—
Loss on change in fair value of derivative instruments, net(1)	(7,148)	—	—
Gain on sale of strategic equity investments(2)	12,496	—	—
Interest income	6,700	12,783	19,586
Other	632	186	477
Total other (expense) income, net	$(65,472)	$8,683	$20,063
(1) For further information, see Note 10, “Convertible Senior Notes.”
(2) For further information, see Note 5, “Cash and Cash Equivalents, and Investments and Fair Value Measurements.”

Note 20. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary and participants may contribute, on a pretax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2021, 2020, and 2019, matching contributions totaled approximately $2.6 million, $2.2 million and $1.7 million, respectively.
Note 21. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Product Information

We derive our revenues from our Chegg Services and Required Materials product lines. Our Chegg Services primarily include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Mathway and Thinkful. Our Required Materials product line includes revenues from print textbooks and eTextbooks.

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands):

	Years Ended December 31,
	2021	2020	2019
Chegg Services	$669,894	$521,228	$332,221
Required Materials	106,371	123,110	78,705
Total net revenues	$776,265	$644,338	$410,926

Our headquarters are located in the United States where we primarily conduct our sales, marketing and customer service activities. During the year ended December 31, 2021, we had revenues of $690.0 million from the United States and $86.3 million internationally. During the years ended December 31, 2020 and 2019, substantially all of our revenue was from the United States. As of December 31, 2021 and 2020, substantially all of our long-lived assets are located in the United States.

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

(b)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Equity Compensation Plan Information,” “Transactions with Related Parties, Founders and Control Persons,” and “Independence of Directors.”

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2021, 2020 and 2019
	Balance at Beginning of Year	Provision (Release) for Bad Debts	Net Write-offs	Balance at End of Year
Accounts receivable allowance
2021	$153	$57	$(57)	$153
2020	56	191	(94)	153
2019	229	(79)	(94)	56

	Years Ended December 31, 2021, 2020 and 2019
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund reserve
2021	$1,515	$58,553	$(58,676)	$1,392
2020	554	44,171	(43,210)	1,515
2019	396	24,987	(24,829)	554

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on September 19, 2018.	8-K	001-36180	9/20/18	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36180	2/20/20	4.04
4.03	Indenture dated April 3, 2018 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	4/3/18	4.1

4.04	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1
4.05	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association	8-K	001-36180	08/24/20	4.1
10.01*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.03*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.04*	Offer Letter between Dan Rosensweig and Chegg, Inc., dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.05*	Amendment to Offer Letter between Dan Rosensweig and Chegg, Inc., dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.06*	Offer Letter between Andy Brown and Chegg, Inc., dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.07*	Amendment to Offer Letter between Andy Brown and Chegg, Inc., dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.08*	Offer Letter between Nathan Schultz and Chegg, Inc., dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.09*	Offer Letter between John Fillmore and Chegg, Inc., dated May 10, 2013	10-K	001-36180	2/20/20	10.14
10.10*	Offer Letter between Esther Lem and Chegg, Inc. dated December 9, 2010					X
10.11	Lease between Silicon Valley CA-I, LLC and Chegg, Inc., dated as of May 14, 2012	S-1	333-190616	08/14/13	10.14
10.12	Commencement Date Memorandum between Silicon Valley CA-I, LLC and Chegg, Inc., dated as of October 12, 2012	S-1	333-190616	08/14/13	10.15
10.13	First Amendment dated as of June 4, 2018 by and between Chegg, Inc. and Freedom Circle LLC.	8-K	001-36180	6/5/18	99.1
10.14	Forms of Agreement for 2013 Equity Plan Agreement	10-Q	001-3618	7/29/19	10.02
10.15	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.16	Form of Base Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	3/26/19	99.1
10.17	Form of Additional Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	4/5/19	99.1
10.18	Form of Base Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.1
10.19	Form of Additional Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.2
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)	X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
February 22, 2022	By:	/S/ DAN ROSENSWEIG
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Co-Chairperson	February 22, 2022
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 22, 2022
Andrew Brown	(Principal Financial Officer)

/S/ DAVID LONGO	Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer	February 22, 2022
David Longo	(Principal Accounting Officer)

/S/ SARAH BOND	Director	February 22, 2022
Sarah Bond

/S/ RENEE BUDIG	Director	February 22, 2022
Renee Budig

/S/ PAUL LEBLANC	Director	February 22, 2022
Paul LeBlanc

/S/ MARNE LEVINE	Director	February 22, 2022
Marne Levine

/S/ MARCELA MARTIN	Director	February 22, 2022
Marcela Martin

/S/ RICHARD SARNOFF	Director and Co-Chairperson	February 22, 2022
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 22, 2022
Ted Schlein

/S/ MELANIE WHELAN	Director	February 22, 2022
Melanie Whelan

/S/ JOHN YORK	Director	February 22, 2022
John York