Form 10-Q
period 2022-03-31
CHEGG, INC
filed 2022-05-02
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of April 25, 2022, the Registrant had 125,894,774 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, internships.com, Research Ready, EasyBib, the Chegg “C” logo, Busuu and Thinkful, are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and the impact of the ongoing coronavirus (COVID-19) pandemic on our financial condition and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, such as the COVID-19 global pandemic. Many of the risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the current COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$267,731	$854,078
Short-term investments	915,431	691,781
Accounts receivable, net of allowance of $156 and $153 at March 31, 2022 and December 31, 2021, respectively	19,918	17,850
Prepaid expenses	28,882	35,093
Other current assets	14,671	23,846
Total current assets	1,246,633	1,622,648
Long-term investments	435,413	745,993
Textbook library, net	10,651	11,241
Property and equipment, net	187,743	169,938
Goodwill	641,284	289,763
Intangible assets, net	102,685	40,566
Right of use assets	18,879	18,062
Other assets	19,182	21,035
Total assets	$2,662,470	$2,919,246
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$9,549	$11,992
Deferred revenue	60,458	35,143
Accrued liabilities	85,424	67,209
Total current liabilities	155,431	114,344
Long-term liabilities
Convertible senior notes, net	1,679,534	1,678,155
Long-term operating lease liabilities	12,456	12,447
Other long-term liabilities	6,528	7,383
Total long-term liabilities	1,698,518	1,697,985
Total liabilities	1,853,949	1,812,329
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 126,681,972 and 136,951,956 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	127	137
Additional paid-in capital	1,176,765	1,449,305
Accumulated other comprehensive loss	(36,922)	(5,334)
Accumulated deficit	(331,449)	(337,191)
Total stockholders' equity	808,521	1,106,917
Total liabilities and stockholders' equity	$2,662,470	$2,919,246
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$202,244	$198,378
Cost of revenues	55,085	71,384
Gross profit	147,159	126,994
Operating expenses:
Research and development	52,415	46,131
Sales and marketing	42,498	26,214
General and administrative	46,870	37,870
Total operating expenses	141,783	110,215
Income from operations	5,376	16,779
Interest expense, net and other income (expense), net:
Interest expense, net	(1,597)	(1,929)
Other income (expense), net	6,180	(77,208)
Total interest expense, net and other income (expense), net	4,583	(79,137)
Income (loss) before provision for income taxes	9,959	(62,358)
Provision for income taxes	(4,217)	(2,821)
Net income (loss)	$5,742	$(65,179)
Net income (loss) per share
Basic	$0.04	$(0.49)
Diluted	$0.04	$(0.49)
Weighted average shares used to compute net income (loss) per share
Basic	132,162	134,352
Diluted	133,270	134,352
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$5,742	$(65,179)
Other comprehensive loss
Change in net unrealized loss on investments, net of tax	(12,917)	(1,894)
Change in foreign currency translation adjustments, net of tax	(18,671)	(874)
Other comprehensive loss	(31,588)	(2,768)
Total comprehensive loss	$(25,846)	$(67,947)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(10,725)	(11)	(300,439)	—	—	(300,450)
Issuance of common stock upon exercise of stock options	54	—	455	—	—	455
Net share settlement of equity awards	401	1	(7,467)	—	—	(7,466)
Share-based compensation expense	—	—	34,911	—	—	34,911
Other comprehensive loss	—	—	—	(31,588)	—	(31,588)
Net income	—	—	—	—	5,742	5,742
Balances at March 31, 2022	126,682	$127	$1,176,765	$(36,922)	$(331,449)	$808,521

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(11,305)	—	—	(11,305)
Issuance of common stock upon conversions of 2023 notes	126	—	11,237	—	—	11,237
Net proceeds from capped call related to conversions of 2023 notes and 2025 notes	—	—	23,577	—	—	23,577
Issuance of common stock upon exercise of stock options	44	—	346	—	—	346
Net share settlement of equity awards	828	1	(59,176)	—	—	(59,175)
Share-based compensation expense	—	—	23,647	—	—	23,647
Other comprehensive loss	—	—	—	(2,768)	—	(2,768)
Net loss	—	—	—	—	(65,179)	(65,179)
Balances at March 31, 2021	141,317	$141	$1,645,352	$(1,238)	$(400,912)	$1,243,343
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$5,742	$(65,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Print textbook depreciation expense	1,521	3,760
Other depreciation and amortization expense	20,285	14,846
Share-based compensation expense	33,084	23,100
Amortization of debt issuance costs	1,382	1,626
Gain on foreign currency remeasurement of purchase consideration	(4,628)	—
Loss on early extinguishment of debt	—	78,152
Loss on change in fair value of derivative instruments, net	—	7,148
Loss from write-off of property and equipment	626	757
Gain on sale of strategic equity investment	—	(5,338)
(Gain) loss on textbook library, net	(610)	4,028
Operating lease expense, net of accretion	1,640	1,589
Other non-cash items	(737)	87
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	292	2,240
Prepaid expenses and other current assets	21,722	(25,075)
Other assets	8,342	1,058
Accounts payable	(7,534)	6,597
Deferred revenue	8,554	15,988
Accrued liabilities	(7,555)	9,386
Other liabilities	(2,091)	(1,197)
Net cash provided by operating activities	80,035	73,573
Cash flows from investing activities
Purchases of property and equipment	(29,533)	(18,984)
Purchases of textbooks	(3,692)	(4,527)
Proceeds from disposition of textbooks	2,499	4,038
Purchases of investments	(273,280)	(925,748)
Maturities of investments	342,059	181,315
Proceeds from sale of strategic equity investment	—	6,845
Acquisition of businesses, net of cash acquired	(401,125)	(7,891)
Net cash used in investing activities	(363,072)	(764,952)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	456	347
Payment of taxes related to the net share settlement of equity awards	(7,467)	(59,176)
Proceeds from equity offering, net of offering costs	—	1,091,466
Repayment of convertible senior notes	—	(189,849)
Proceeds from exercise of convertible senior notes capped call	—	24,812
Repurchases of common stock	(300,450)	—
Net cash (used in) provided by financing activities	(307,461)	867,600
Effect of exchange rate changes	4,628	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(585,870)	176,221
Cash, cash equivalents and restricted cash, beginning of period	855,893	481,715
Cash, cash equivalents and restricted cash, end of period	$270,023	$657,936

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow data:
Cash paid during the period for:
Interest	$437	$502
Income taxes, net of refunds	$1,101	$3,063
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,852	$1,998
Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,715	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,778	$904
Issuance of common stock related to repayment of convertible senior notes	$—	$11,237

	March 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$267,731	$656,168
Restricted cash included in other current assets	70	38
Restricted cash included in other assets	2,222	1,730
Total cash, cash equivalents and restricted cash	$270,023	$657,936
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2022, our results of operations, results of comprehensive loss, stockholders' equity and cash flows for the three months ended March 31, 2022 and 2021. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

We have a single operating and reportable segment and operating unit structure. The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report on Form 10-K) filed with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the three months ended March 31, 2022 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Condensed Consolidated Statements of Operations Details

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss on early extinguishment of debt	$—	$(78,152)
Loss on change in fair value of derivative instruments, net	—	(7,148)
Gain on sale of strategic equity investments	—	5,338
Gain on foreign currency remeasurement of purchase consideration(1)	4,628	—
Interest income	1,477	2,049
Other	75	705
Total other income (expense), net	$6,180	$(77,208)
(1) For further information, see Note 5, “Acquisition.”

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the three months ended March 31, 2022 that would have an impact on our financial statements.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (ASC) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. We early adopted ASU 2021-08 on January 1, 2022 and applied it to our acquisition of Busuu. The most significant impacts were an increase in contract liabilities, contained within deferred revenue, and goodwill.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 aims to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange based on the economic substance of the modification or exchange. Early adoption is permitted and the guidance must be applied prospectively to all modifications or exchanges that occur on or after the date of adoption. The guidance is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-04 on January 1, 2022 under the prospective method of adoption and there was no impact to our results of operations as we did not modify or exchange any freestanding equity-classified written call options.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Chegg Services	$184,812	$162,351	$22,461	14%
Required Materials	17,432	36,027	(18,595)	(52)
Total net revenues	$202,244	$198,378	$3,866	2

During the three months ended March 31, 2022 and 2021, we recognized $30.9 million and $29.5 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three months ended March 31, 2022 and 2021, we recognized $4.8 million and $10.7 million, respectively, of operating lease income from print textbook rentals that we own.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2022	December 31, 2021	$	%
Accounts receivable, net	$19,918	$17,850	$2,068	12%
Contract assets	13,670	14,231	(561)	(4)
Deferred revenue	60,458	35,143	25,315	72

During the three months ended March 31, 2022 our accounts receivable, net balance increased by $2.1 million, or 12%, primarily due to timing of billings and seasonality of our business. During the three months ended March 31, 2022, our contract assets balance decreased by $0.6 million, or 4%, primarily due to our Thinkful service. During the three months ended March 31, 2022, our deferred revenue balance increased by $25.3 million, or 72%, primarily due to acquired deferred revenue in conjunction with our acquisition of Busuu and increased bookings and seasonality of our business.

Note 3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic
Numerator:
Net income (loss)	$5,742	$(65,179)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	132,162	134,352

Net income (loss) per share, basic	$0.04	$(0.49)

Diluted
Numerator:
Net income (loss)	$5,742	$(65,179)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	132,162	134,352
Shares related to stock plan activity	1,108	—
Weighted average shares used to compute net income (loss) per share, diluted	133,270	134,352

Net income (loss) per share, diluted	$0.04	$(0.49)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares related to stock plan activity	2,300	3,563
Shares related to convertible senior notes	22,875	28,818
Total common stock equivalents	25,175	32,381

Note 4. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of March 31, 2022 and December 31, 2021 (in thousands except for fair value levels):

	March 31, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$39,413	$—	$—	$39,413
Money market funds	Level 1	228,318	—	—	228,318
Total cash and cash equivalents		$267,731	$—	$—	$267,731
Short-term investments:
Commercial paper	Level 2	$86,583	$—	$(443)	$86,140
Corporate debt securities	Level 2	765,556	9	(6,045)	759,520
U.S. treasury securities	Level 1	54,718	—	(436)	54,282
Agency bonds	Level 2	15,501	—	(12)	15,489
Total short-term investments		$922,358	$9	$(6,936)	$915,431
Long-term investments:
Corporate debt securities	Level 2	$346,032	$—	$(7,939)	$338,093
U.S. treasury securities	Level 1	99,294	—	(1,974)	97,320
Total long-term investments		$445,326	$—	$(9,913)	$435,413

	December 31, 2021
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$30,324	$—	$—	$30,324
Money market funds	Level 1	823,754	—	—	823,754
Total cash and cash equivalents		$854,078	$—	$—	$854,078
Short-term investments:
Commercial paper	Level 2	$124,211	$2	$(33)	$124,180
Corporate debt securities	Level 2	552,609	36	(546)	552,099
Agency bonds	Level 2	15,500	2	—	15,502
Total short-term investments		$692,320	$40	$(579)	$691,781
Long-term investments:
Corporate debt securities	Level 2	$724,517	$—	$(3,277)	$721,240
U.S. treasury securities	Level 1	24,860	—	(107)	24,753
Total long-term investments		$749,377	$—	$(3,384)	$745,993

As of March 31, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three months ended March 31, 2022 and 2021 we did not recognize any losses on our investments due to credit related factors. During the three months ended March 31, 2022 and 2021, our gross realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of March 31, 2022 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$922,358	$915,431
Due in 1-2 years	445,326	435,413
Investments not due at a single maturity date	228,318	228,318
Total	$1,596,002	$1,579,162

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of March 31, 2022 and December 31, 2021 was $818.8 million and $840.0 million, respectively. The estimated fair value of the 2025 notes as of March 31, 2022 and December 31, 2021 was $708.8 million and $682.2 million, respectively. For further information on the notes refer to Note 7, “Convertible Senior Notes.”

Note 5. Acquisition

On January 13, 2022, we completed our acquisition of 100% of the outstanding shares of Busuu Online S.L (Busuu) in cash, an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community. The acquisition helps to expand our existing offerings and global reach through language learning, allowing us to drive further into international markets.

The following table presents the preliminary allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

Busuu
Cash and cash equivalents	$20,525
Accounts receivable	2,446
Right of use assets	2,715
Other acquired assets	3,710
Acquired intangible assets	71,600
Total identifiable assets acquired	100,996
Accounts payable	(5,174)
Accrued liabilities	(22,749)
Deferred revenue	(16,761)
Long term operating lease liabilities	(2,038)
Net identifiable assets acquired	54,274
Goodwill	367,376
Total fair value of purchase consideration	$421,650

The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date.

Goodwill is primarily attributable to the potential for expanding our offerings to include an online language learning platform and global reach allowing us to drive further into international markets. Substantially all of the amounts recorded for intangible assets and goodwill are deductible for tax purposes.

The following table presents the details of the allocation of purchase consideration to the acquired intangible assets (in thousands, except weighted-average amortization period):

	Busuu
	Amount	Weighted-Average Amortization Period (in months)
Trade name	$4,600	72
Customer lists	18,000	24
Developed technology	49,000	84
Total acquired intangible assets	$71,600	68

During the three months ended March 31, 2022 and year ended December 31, 2021, we incurred acquisition-related expenses of $0.5 million and $5.3 million, respectively, associated with our acquisition of Busuu, which have been included in general and administrative expense on our condensed consolidated statement of operations.

The purchase consideration was paid in Euros, which is different from our functional currency of United States Dollars. We initially funded an equivalent of $417.0 million that was remeasured at $421.7 million at closing, which is included in our statement of cash flows as a cash outflow from investing activities net of cash acquired, resulting in a $4.6 million gain included in other income (expense), net on our condensed consolidated statement of operations.

The Busuu purchase agreement provides for additional payments of up to approximately $25.5 million, subject to the continued employment of certain key employees. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs and classified based on the seller's job function, on our condensed consolidated statement of operations. As of March 31, 2022, we have recorded approximately $1.8 million within accrued liabilities on our condensed consolidated balance sheets for these payments.

Since the acquisition date, we have recorded revenues and net loss from Busuu of $9.6 million and $8.0 million, respectively. These results should not be taken as representative of future results of operations of the combined company. The following unaudited supplemental pro forma revenues and earnings is for informational purposes only and presents our combined results as if the acquisition of Busuu had occurred on January 1, 2021. During the three months ended March 31, 2022 and 2021, our unaudited supplemental pro forma revenues from Busuu would have been $202.9 million and $208.6 million, respectively. During the three months ended March 31, 2022 and 2021, our unaudited supplemental pro forma earnings would have been a net income of $5.4 million and net loss of $74.1 million, respectively. The unaudited supplemental pro forma earnings information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Three Months Ended March 31, 2022
Beginning balance	$289,763
Additions due to acquisitions	367,376
Foreign currency translation adjustment	(15,855)
Ending balance	$641,284

Intangible assets consist of the following (in thousands, except weighted-average amortization period):

	March 31, 2022
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(34,921)	$(2,165)	$69,617
Content libraries	60	12,230	(7,447)	—	4,783
Customer lists	35	34,190	(14,756)	(772)	18,662
Trade and domain names	52	16,213	(9,993)	(197)	6,023
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets, net	67	$172,936	$(67,117)	$(3,134)	$102,685

	December 31, 2021
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	76	$57,521	$(31,790)	$—	$25,731
Content library	60	12,230	(6,836)	—	5,394
Customer lists	47	16,190	(12,432)	—	3,758
Trade and domain names	44	11,613	(9,530)	—	2,083
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets, net	65	$101,154	$(60,588)	$—	$40,566

During the three months ended March 31, 2022 and 2021, amortization expense related to our finite-lived intangible assets totaled approximately $6.4 million and $4.4 million, respectively.

As of March 31, 2022, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining nine months of 2022	$20,402
2023	25,203
2024	13,858
2025	11,744
2026	11,396
Thereafter	16,482
Total	$99,085

Note 7. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The total net proceeds from the notes are as follows (in thousands):

	2026 Notes	2025 Notes
Principal amount	$1,000,000	$800,000
Less initial purchasers’ discount	(15,000)	(18,998)
Less other issuance costs	(904)	(822)
Net proceeds	$984,096	$780,180

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

During the three months ended March 31, 2022, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible the following quarter. During the year ended December 31, 2021, we issued 2,983,011 shares of our common stock related to the redemption of our 2023 notes.

The net carrying amount of the notes is as follows (in thousands):

	March 31, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$1,000,000	$699,979	$1,000,000	$699,982
Unamortized issuance costs	(11,659)	(8,786)	(12,309)	(9,518)
Net carrying amount	$988,341	$691,193	$987,691	$690,464

The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2022	2021
2026 notes:
Contractual interest expense	$—	$—
Amortization of issuance costs	650	650
Total 2026 notes interest expense	$650	$650
2025 notes:
Contractual interest expense	$215	$237
Amortization of issuance costs	732	808
Total 2025 notes interest expense	$947	$1,045
2023 notes:
Contractual interest expense	$—	$66
Amortization of issuance costs	—	168
Total 2023 notes interest expense	$—	$234

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of March 31, 2022, cover 9,297,800 and 13,576,513 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On March 30, 2022, Joseph Robinson, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging breaches of fiduciary duties, among others (the “Robinson Matter”). The Robinson Matter has been consolidated with the Choi Matter (described below) and has been stayed on the same terms. The Company disputes these claims and intends to vigorously defend itself in this matter.

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, among others (the “Choi Matter”). The Company disputes these claims and intends to vigorously defend itself in this matter. On March 1, 2022, the court entered an order deeming the Choi Matter related to the Leventhal Matter (described below). On March 29, 2022, the plaintiff and defendants in the Choi matter entered into a stipulation and order staying action stipulating that the Choi Matter shall be stayed during the pendency of the Leventhal Matter.

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Leventhal Matter”). The plaintiff in this matter seeks unspecified compensatory damages, costs, and expenses, including counsel and expert fees. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On May 12, 2020, we received notice that 15,107 arbitration demands were filed against us on April 30, 2020 by individuals all represented by the same legal counsel. Each individual claimant claimed to have suffered more than $25 thousand in damages as a result of the unauthorized access of certain items of their user data in April 2018. On July 1, 2020, an additional 1,007 arbitration demands were filed by the same counsel, making identical allegations. On August 12, 2020, an additional 577 arbitration demands were filed by the same counsel, making identical allegations. Related cases were filed by the same counsel in Maryland and California. We disputed that these claimants had a valid basis for seeking arbitration, asserted that they have acted in bad faith and have been working with the Maryland and California courts and plaintiffs’ counsel on resolution of these claims. The Maryland case is now closed. On August 22, 2021, Chegg and the claimants' legal counsel, on behalf of its clients, entered into a settlement agreement, pursuant to which each eligible claimant that signs a release agreement agrees, among other things, to dismiss with prejudice all claims against Chegg that such claimant currently maintains in exchange for such claimant's pro rata portion of the settlement amount. Claimants had until January 26, 2022 to sign their release agreements. As a result of the settlement, all but four petitions to compel arbitration in the California action were dismissed with prejudice.

We have not recorded any loss contingency accruals related to the above matters as we do not believe that a loss is probable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of March 31, 2022.

Note 10. Stockholders' Equity

Accelerated Share Repurchases

On February 22, 2022, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2022 ASR). We accounted for the 2022 ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. Upon execution, we paid a fixed amount of $300.0 million and received an initial delivery of 8,562,255 shares of our common stock over the following three business days, which were retired immediately. The initial delivery of shares of our common stock represented approximately 80 percent of the fixed amount paid of $300.0 million, which was based on the share price of our common stock on the date of execution. The 2022 ASR was recorded as a reduction to additional paid in capital on our condensed consolidated statements of stockholders’ equity. The 2022 ASR settled during the second quarter of 2022 and we received an additional delivery of 837,001 shares of our common stock, which were retired immediately. The 2022 ASR resulted in a total repurchase of 9,399,256 shares of our common stock at a volume-weighted-average price, less an agreed upon discount, $31.9174 per share. We were not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement.

On December 3, 2021, we entered into an ASR agreement with a financial institution (2021 ASR) to repurchase $300.0 million of our outstanding common stock. The 2021 ASR settled during the three months ended March 31, 2022 and we received an additional delivery of 2,163,219 shares of our common stock.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$623	$362
Research and development	11,776	7,959
Sales and marketing	4,386	2,919
General and administrative	16,299	11,860
Total share-based compensation expense	$33,084	$23,100

During the three months ended March 31, 2022 and 2021, we capitalized share-based compensation expense of $1.8 million and $0.5 million, respectively.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	8,171,462	$46.36
Granted	2,472,933	33.21
Released	(642,952)	68.70
Forfeited	(598,243)	44.26
Balance at March 31, 2022	9,403,200	$41.51

As of March 31, 2022, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $296.1 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.5 years.

Note 11. Subsequent Event

In April 2022, we entered into definitive agreements regarding the sale of our print textbook library and partnership with GT Marketplace, LLC (doing business as “BBA”) for our Required Materials offering. We will continue to offer our Required Materials offering on our website and maintain relationships with the students, however, BBA has purchased our existing print textbook library for $14 million, subject to payment terms and certain adjustments, and will continue to make print textbook investments and provide fulfillment logistics for print textbook transactions. We expect that we will continue to fulfill eTextbook transactions through the end of 2022, at which point BBA will fulfill eTextbook transactions.

As a result of the partnership with BBA, revenues from print textbook transactions will consist of a revenue share of the total transactions recognized immediately rather than the total amounts recognized ratably over the rental term, generally a two- to five-month period. Revenues from eTextbook transactions will continue to be recognized at the gross amount ratably over the contractual period, generally a two- to five-month period, through the expected transition period, at which point they will be recognized as a revenue share immediately. We will no longer incur significant costs of revenue such as order fulfillment fees primarily related to shipping and fulfillment, publisher content fees for eTextbooks after transition to BBA, and print textbook depreciation and write off expense. We will continue to incur costs of revenue such as payment processing fees and employee related costs as well as ongoing operating expenses such as platform infrastructure maintenance and transition costs. Upon board of directors approval in April 2022, our net textbook library and unrecognized deferred revenue related to print textbook transactions became a held for sale asset group which was subsequently sold to BBA at a gain as the consideration exceeds the carrying amount of the held for sale asset group. The initial accounting for the sale of our print textbook library is in process as of the issuance date of our financial statements and therefore we are unable to make any additional disclosures.

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

In April 2022, we entered into definitive agreements with BBA such that we will continue to offer our Required Materials offering on our website and maintain relationships with the students, however, BBA has purchased our existing print textbook library and will continue to make print textbook investments and provide fulfillment logistics for print textbook transactions. We expect that we will continue to fulfill eTextbook transactions through the end of 2022, at which point BBA will fulfill eTextbook transactions. We expect that our partnership with BBA provides an opportunity to grow faster with higher margins.

In January 2022, we completed our acquisition of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community.

During the three months ended March 31, 2022 and 2021, we generated net revenues of $202.2 million and $198.4 million, respectively.

We continue to experience a slowdown in the education industry as a result of the COVID-19 pandemic and macroeconomic conditions, such as inflation, which resulted in a decline in traffic to education technology services, such as the ones we provide. A combination of increased employment opportunities and compensation, along with students taking less classes, all led to significantly fewer enrollments than expected. Those students who have enrolled are taking fewer and less rigorous classes and are receiving less graded assignments. As a result, we are experiencing a deceleration in the growth rates of our services and revenues that may continue.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic, which continues to evolve and affect our business and results of operations. The COVID-19 pandemic subjects our business to numerous risks and uncertainties, most of which are beyond our control and cannot be predicted, including post-pandemic enrollment trends and student behaviors, such as the number and intensity of the courses selected. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We have presented revenues for our two product lines, Chegg Services and Required Materials, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Chegg Services” and “Required Materials.”

Chegg Services

Our Chegg Services product line for students primarily includes Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Busuu, Mathway, and Thinkful. Students typically pay to access Chegg Services on a monthly basis. We also work with leading brands to provide students with discounts, promotions, and other products that, based on student feedback, delight them.

In the aggregate, Chegg Services revenues were 91% and 82% of net revenues during the three months ended March 31, 2022 and 2021, respectively.

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

As a result of the partnership with BBA, revenues from print textbook transactions will consist of a revenue share of the total transactions recognized immediately rather than the total amounts recognized ratably over the rental term, generally a two- to five-month period. Revenues from eTextbook transactions will continue to be recognized at the gross amount ratably over the contractual period, generally a two- to five-month period, through the expected transition period, at which point they will be recognized as a revenue share immediately.

In the aggregate, Required Materials revenues were 9% and 18% of net revenues during the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2022		2021
Net revenues	$202,244	100%	$198,378	100%
Cost of revenues(1)	55,085	27	71,384	36
Gross profit	147,159	73	126,994	64
Operating expenses:
Research and development(1)	52,415	26	46,131	23
Sales and marketing(1)	42,498	21	26,214	13
General and administrative(1)	46,870	23	37,870	19
Total operating expenses	141,783	70	110,215	55
Income from operations	5,376	3	16,779	9
Total interest expense, net and other income (expense), net	4,583	2	(79,137)	(40)
Income (loss) before provision for income taxes	9,959	5	(62,358)	(31)
Provision for income taxes	(4,217)	(2)	(2,821)	(2)
Net income (loss)	$5,742	3%	$(65,179)	(33)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$623		$362
Research and development	11,776		7,959
Sales and marketing	4,386		2,919
General and administrative	16,299		11,860
Total share-based compensation expense	$33,084		$23,100

Three Months Ended March 31, 2022 and 2021

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Chegg Services	$184,812	$162,351	$22,461	14%
Required Materials	17,432	36,027	(18,595)	(52)
Total net revenues	$202,244	$198,378	$3,866	2

Chegg Services revenues increased $22.5 million, or 14%, during the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to the introduction of enhanced and new offerings, including our acquisition of Busuu, which closed in January 2022, and increased global brand awareness and penetration. Chegg Services revenues were 91% and 82% of net revenues during the three months ended March 31, 2022 and 2021, respectively. Required Materials revenues decreased $18.6 million, or 52%, during the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to various print textbook logistics challenges and lower unit volumes driven by decreased college enrollments. Required Materials revenues were 9% and 18% of net revenues during the three months ended March 31, 2022 and 2021, respectively.

As a result of our partnership with BBA, we expect Required Material revenues to decrease due to recognizing a revenue share of the total transaction amount rather than the total transaction amount.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of revenues(1)	$55,085	$71,384	$(16,299)	(23)%

(1) Includes share-based compensation expense of:	$623	$362	$261	72%

Cost of revenues decreased $16.3 million, or 23%, during the three months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily attributable to lower order fulfillment fees of $12.3 million driven by lower unit volumes, lower net loss on textbook library of $4.6 million, primarily due to a reduction in write-downs, lower cost of textbooks purchased by students of $3.3 million, lower print textbook depreciation expense of $2.2 million, and lower customer support fees of $1.9 million, partially offset by higher other depreciation and amortization expense of $4.1 million, higher web hosting fees of $2.4 million, and incremental cost of tutors, as a result of our acquisition of Busuu, of $2.2 million. Gross margins increased to 73% during the three months ended March 31, 2022, from 64% during the same period in 2021.

As a result of our partnership with BBA, we expect cost of revenues to decrease and margins to improve over time.

Operating Expenses
The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Research and development(1)	$52,415	$46,131	$6,284	14%
Sales and marketing(1)	42,498	26,214	16,284	62
General and administrative(1)	46,870	37,870	9,000	24
Total operating expenses	$141,783	$110,215	$31,568	29%

(1) Includes share-based compensation expense of:
Research and development	$11,776	$7,959	$3,817	48%
Sales and marketing	4,386	2,919	1,467	50
General and administrative	16,299	11,860	4,439	37
Share-based compensation expense	$32,461	$22,738	$9,723	43%

Research and Development

Research and development expenses increased $6.3 million, or 14%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $5.5 million and higher technology expenses to support our research and development of $1.5 million. Research and development expenses as a percentage of net revenues were 26% during the three months ended March 31, 2022 compared to 23% during the same period in 2021.

Sales and Marketing

Sales and marketing expenses increased by $16.3 million, or 62%, during the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily attributable to increased international marketing spend, including incremental marketing spend from Busuu, of $10.0 million, higher employee-related expenses, including share-based compensation expense, of $3.0 million, and higher other depreciation and amortization expense of $2.1 million. Sales and marketing expenses as a percentage of net revenues were 21% during the three months ended March 31, 2022 compared to 13% during the same period in 2021.

General and Administrative

General and administrative expenses increased $9.0 million, or 24%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $8.6 million. General and administrative expenses as a percentage of net revenues were 23% during the three months ended March 31, 2022 compared to 19% during the same period in 2021.

The increases in employee-related operating expenses during the three months ended March 31, 2022, compared to the same period in 2021, are largely driven by incremental employees from our acquisition of Busuu.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense, net	$(1,597)	$(1,929)	$332	(17)%
Other income (expense), net	6,180	(77,208)	83,388	n/m
Total interest expense, net and other income (expense), net	$4,583	$(79,137)	$83,720	n/m
______________________________________
*n/m - not meaningful

Interest expense, net decreased $0.3 million, or 17%, during the three months ended March 31, 2022, compared to the same period in 2021, primary due to the full redemption of the 2023 notes in 2021.

Other income (expense), net increased $83.4 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the absence of the $78.2 million loss on early extinguishment of debt of a portion of the 2025 notes and the $7.1 million net loss on the change in fair value of derivative instruments.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Provision for income taxes	$(4,217)	$(2,821)	$(1,396)	49%

Provision for income taxes increased $1.4 million, or 49%, during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to base erosion and anti-abuse taxes partially offset by a decrease in withholding taxes.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.6 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In November 2021, our board of directors approved a $500.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $1.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2022 and year ended December 31, 2021, we entered into accelerated share repurchase programs to repurchase a total of $600.0 million of our outstanding common stock. Additionally, in 2021 we have repurchased $57.4 million and $100.0 million of aggregate principal amount of the 2023 notes and 2025 notes, respectively, in privately negotiated transactions for an aggregate consideration of $149.6 million and $184.9 million, respectively. $65.5 million remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of March 31, 2022, we have incurred cumulative losses of $331.4 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of March 31, 2022, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$80,035	$73,573
Net cash used in investing activities	(363,072)	(764,952)
Net cash (used in) provided by financing activities	(307,461)	867,600

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022 was $80.0 million. Our net income of $5.7 million was increased by the change in our prepaid expenses and other current assets of $21.7 million. We also had significant non-cash operating expenses including share-based compensation expense of $33.1 million and other depreciation and amortization expense of $20.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $363.1 million and was related to the acquisition of a business of $401.1 million, the purchases of investments of $273.3 million, the purchases of property and equipment of $29.5 million, and the purchases of textbooks of $3.7 million, partially offset by the maturity of investments of $342.1 million and proceeds from the disposition of textbooks of $2.5 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 was $307.5 million and was primarily related to the repurchases of common stock of $300.5 million and payment of $7.5 million in taxes related to the net share settlement of equity awards.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in our market risk during the three months ended March 31, 2022, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended March 31, 2022.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table summarizes the securities repurchase activity during the three months ended March 31, 2022 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly-Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
As of December 31, 2021	—	$—	—	$—	$365,491
January 1 - January 31(1)	2,163,219	28.3914	2,163,219	—	365,491
February 1 - February 28(2)	8,562,255	—	8,562,255	300,000	65,491
March 1 - March 31	—	$—	—	$—	$65,491
(1) On December 3, 2021, we entered into an ASR agreement with a financial institution (2021 ASR) to repurchase $300.0 million of our outstanding common stock. The 2021 ASR settled during the three months ended March 31, 2022 and we received an additional delivery of 2,163,219 shares of our common stock. The total dollar amount purchased pursuant to a publicly-announced plan is zero as we made the upfront payment of $300.0 million during the three months ended December 31, 2021.

(2) On February 22, 2022, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2022 ASR) to repurchase $300.0 million of our outstanding common stock. In exchange for an upfront payment of $300.0 million, we received an initial delivery of 8,562,255 shares of our common stock. The average price paid per security is not applicable as final settlement did not occur during the three months ended March 31, 2022. The 2022 ASR settled during the second quarter of 2022 and we received an additional delivery of 837,001 shares of our common stock at a volume-weighted-average price, less an agreed upon discount, $31.9174 per share.

See Note 10, “Stockholders' Equity,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the 2021 and 2022 ASR.

Aside from the 2021 and 2022 ASR, we did not repurchase any of our securities during the three months ended March 31, 2022, other than in connection with the forfeiture of common stock by holders of restricted stock units in exchange for payments of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock units.

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

CHEGG, INC.
May 2, 2022	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)