Form 10-Q
period 2022-06-30
CHEGG, INC
filed 2022-08-04
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of July 28, 2022, the Registrant had 126,398,679 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$402,089	$854,078
Short-term investments	981,288	691,781
Accounts receivable, net of allowance of $234 and $153 at June 30, 2022 and December 31, 2021, respectively	16,815	17,850
Prepaid expenses	20,115	35,093
Other current assets	31,559	23,846
Total current assets	1,451,866	1,622,648
Long-term investments	265,729	745,993
Textbook library, net	—	11,241
Property and equipment, net	195,370	169,938
Goodwill	616,649	289,763
Intangible assets, net	91,469	40,566
Right of use assets	15,485	18,062
Other assets	17,951	21,035
Total assets	$2,654,519	$2,919,246
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$11,910	$11,992
Deferred revenue	53,297	35,143
Accrued liabilities	69,160	67,209
Total current liabilities	134,367	114,344
Long-term liabilities
Convertible senior notes, net	1,680,931	1,678,155
Long-term operating lease liabilities	11,281	12,447
Other long-term liabilities	9,149	7,383
Total long-term liabilities	1,701,361	1,697,985
Total liabilities	1,835,728	1,812,329
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 126,343,933 and 136,951,956 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	126	137
Additional paid-in capital	1,211,506	1,449,305
Accumulated other comprehensive loss	(68,868)	(5,334)
Accumulated deficit	(323,973)	(337,191)
Total stockholders' equity	818,791	1,106,917
Total liabilities and stockholders' equity	$2,654,519	$2,919,246
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$194,721	$198,478	$396,965	$396,856
Cost of revenues	45,684	60,708	100,769	132,092
Gross profit	149,037	137,770	296,196	264,764
Operating expenses:
Research and development	52,480	41,595	104,895	87,726
Sales and marketing	35,279	21,686	77,777	47,900
General and administrative	53,935	39,719	100,805	77,589
Total operating expenses	141,694	103,000	283,477	213,215
Income from operations	7,343	34,770	12,719	51,549
Interest expense, net and other income (expense), net:
Interest expense, net	(1,616)	(1,701)	(3,213)	(3,630)
Other income (expense), net	1,809	1,920	7,989	(75,288)
Total interest expense, net and other income (expense), net	193	219	4,776	(78,918)
Income (loss) before provision for income taxes	7,536	34,989	17,495	(27,369)
Provision for income taxes	(60)	(2,225)	(4,277)	(5,046)
Net income (loss)	$7,476	$32,764	$13,218	$(32,415)
Net income (loss) per share
Basic	$0.06	$0.23	$0.10	$(0.23)
Diluted	$0.06	$0.20	$0.10	$(0.23)
Weighted average shares used to compute net income (loss) per share
Basic	126,272	143,112	129,201	138,756
Diluted	149,574	168,282	129,934	138,756
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$7,476	$32,764	$13,218	$(32,415)
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments, net of tax	(2,333)	375	(15,250)	(1,519)
Change in foreign currency translation adjustments, net of tax	(29,613)	(107)	(48,284)	(981)
Other comprehensive (loss) income	(31,946)	268	(63,534)	(2,500)
Total comprehensive (loss) income	$(24,470)	$33,032	$(50,316)	$(34,915)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2022	126,682	$127	$1,176,765	$(36,922)	$(331,449)	$808,521
Repurchases of common stock	(837)	(1)	1	—	—	—
Issuance of common stock upon exercise of stock options and ESPP	265	—	4,102	—	—	4,102
Net share settlement of equity awards	234	—	(2,754)	—	—	(2,754)
Share-based compensation expense	—	—	33,392	—	—	33,392
Other comprehensive loss	—	—	—	(31,946)	—	(31,946)
Net income	—	—	—	—	7,476	7,476
Balances at June 30, 2022	126,344	$126	$1,211,506	$(68,868)	$(323,973)	$818,791

	Three Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2021	141,317	$141	$1,645,352	$(1,238)	$(400,912)	$1,243,343
Equity component on conversions of 2023 notes and 2025 notes	—	—	(225,615)	—	—	(225,615)
Issuance of common stock upon conversions of 2023 notes	2,857	3	224,281	—	—	224,284
Net proceeds from capped call related to conversions of 2023 notes and 2025 notes	—	—	44,192	—	—	44,192
Issuance of common stock upon exercise of stock options and ESPP	120	—	4,919	—	—	4,919
Net share settlement of equity awards	327	1	(15,466)	—	—	(15,465)
Share-based compensation expense	—	—	29,192	—	—	29,192
Other comprehensive income	—	—	—	268	—	268
Net income	—	—	—	—	32,764	32,764
Balances at June 30, 2021	144,621	$145	$1,706,855	$(970)	$(368,148)	$1,337,882

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(11,562)	(12)	(300,438)	—	—	(300,450)
Issuance of common stock upon exercise of stock options and ESPP	319	—	4,557	—	—	4,557
Net share settlement of equity awards	635	1	(10,221)	—	—	(10,220)
Share-based compensation expense	—	—	68,303	—	—	68,303
Other comprehensive loss	—	—	—	(63,534)	—	(63,534)
Net income	—	—	—	—	13,218	13,218
Balances at June 30, 2022	126,344	$126	$1,211,506	$(68,868)	$(323,973)	$818,791

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,920)	—	—	(236,920)
Issuance of common stock upon conversions of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions of 2023 notes and 2025 notes	—	—	67,769	—	—	67,769
Issuance of common stock upon exercise of stock options and ESPP	164	—	5,265	—	—	5,265
Net share settlement of equity awards	1,155	2	(74,642)	—	—	(74,640)
Share-based compensation expense	—	—	52,839	—	—	52,839
Other comprehensive loss	—	—	—	(2,500)	—	(2,500)
Net loss	—	—	—	—	(32,415)	(32,415)
Balances at June 30, 2021	144,621	$145	$1,706,855	$(970)	$(368,148)	$1,337,882
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$13,218	$(32,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Print textbook depreciation expense	1,610	6,581
Other depreciation and amortization expense	41,921	30,187
Share-based compensation expense	64,171	51,645
Amortization of debt issuance costs	2,779	3,097
Gain on foreign currency remeasurement of purchase consideration	(4,628)	—
Impairment on lease related assets	3,411	—
Loss on early extinguishment of debt	—	78,152
Loss on change in fair value of derivative instruments, net	—	7,148
Loss from write-off of property and equipment	2,767	1,042
Gain on sale of strategic equity investment	—	(5,338)
(Gain) loss on textbook library, net	(4,967)	4,230
Operating lease expense, net of accretion	3,242	3,064
Other non-cash items	167	298
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	3,227	3,462
Prepaid expenses and other current assets	28,768	(14,715)
Other assets	13,058	7,220
Accounts payable	(5,246)	(3,139)
Deferred revenue	4,256	2,062
Accrued liabilities	(21,034)	4,197
Other liabilities	(2,965)	(2,277)
Net cash provided by operating activities	143,755	144,501
Cash flows from investing activities
Purchases of property and equipment	(57,286)	(46,595)
Purchases of textbooks	(3,815)	(5,018)
Proceeds from disposition of textbooks	2,494	6,709
Purchases of investments	(356,553)	(984,606)
Maturities of investments	522,466	455,536
Proceeds from sale of strategic equity investment	—	7,081
Acquisition of businesses, net of cash acquired	(401,125)	(7,891)
Net cash used in investing activities	(293,819)	(574,784)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	4,558	5,267
Payment of taxes related to the net share settlement of equity awards	(10,221)	(74,642)
Proceeds from equity offering, net of offering costs	—	1,091,466
Repayment of convertible senior notes	—	(300,751)
Proceeds from exercise of convertible senior notes capped call	—	69,004
Repurchases of common stock	(300,450)	—
Net cash (used in) provided by financing activities	(306,113)	790,344
Effect of exchange rate changes	4,628	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(451,549)	360,061
Cash, cash equivalents and restricted cash, beginning of period	855,893	481,715
Cash, cash equivalents and restricted cash, end of period	$404,344	$841,776

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow data:
Cash paid during the period for:
Interest	$437	$615
Income taxes, net of refunds	$3,915	$4,268
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,869	$4,030
Right of use assets obtained in exchange for lease obligations:
Operating leases	$3,244	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,057	$2,341
Issuance of common stock related to repayment of convertible senior notes	$—	$235,521

	June 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$402,089	$840,056
Restricted cash included in other current assets	64	—
Restricted cash included in other assets	2,191	1,720
Total cash, cash equivalents and restricted cash	$404,344	$841,776
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2022, our results of operations, results of comprehensive (loss) income, and stockholders' equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Our results of operations, results of comprehensive (loss) income, stockholders' equity, and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the six months ended June 30, 2022 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Condensed Consolidated Statements of Operations Details

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss on early extinguishment of debt	$—	$—	$—	$(78,152)
Loss on change in fair value of derivative instruments, net	—	—	—	(7,148)
Gain on sale of strategic equity investments	—	—	—	5,338
Gain on foreign currency remeasurement of purchase consideration(1)	—	—	4,628	—
Interest income	2,032	1,851	3,509	3,900
Other	(223)	69	(148)	774
Total other income (expense), net	$1,809	$1,920	$7,989	$(75,288)
(1) For further information, see Note 5, “Acquisition.”

Impairment of Lease Related Assets

Right of use (ROU) assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three months ended June 30, 2022, we announced the closure of our San Francisco office and determined that the carrying amount of the ROU asset was not recoverable. As a result, we recorded an impairment charge of $3.4 million, consisting of a $2.0 million impairment of a ROU asset and $1.4 million write-off of leasehold improvements, included in general and administrative expense on our condensed consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the six months ended June 30, 2022 that would have an impact on our financial statements.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Chegg Services	$189,076	$173,513	$15,563	9%
Required Materials	5,645	24,965	(19,320)	(77)
Total net revenues	$194,721	$198,478	$(3,757)	(2)

	Six Months Ended June 30,		Change
	2022	2021	$	%
Chegg Services	$373,888	$335,864	$38,024	11%
Required Materials	23,077	60,992	(37,915)	(62)
Total net revenues	$396,965	$396,856	$109	0

During the three and six months ended June 30, 2022, we recognized $42.2 million and $32.9 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and six months ended June 30, 2021 we recognized $44.1 million and $32.0 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and six months ended June 30, 2022, we recognized $0.3 million and $5.1 million, respectively, of operating lease income from print textbook rentals that we owned. During the three and six months ended June 30, 2021, we recognized $10.0 million and $20.7 million, respectively, of operating lease income from print textbook rentals that we owned. The decreases in operating lease income are primarily due to the transition of our Required Materials product line. For further information, refer to Note 7, “Required Materials Transition.”

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2022	December 31, 2021	$	%
Accounts receivable, net	$16,815	$17,850	$(1,035)	(6)%
Contract assets	12,988	14,231	(1,243)	(9)
Deferred revenue	53,297	35,143	18,154	52

During the six months ended June 30, 2022 our accounts receivable, net balance decreased by $1.0 million, or 6%, primarily due to timing of billings and seasonality of our business. During the six months ended June 30, 2022, our contract assets balance decreased by $1.2 million, or 9%, primarily due to our Thinkful service. During the six months ended June 30, 2022, our deferred revenue balance increased by $18.2 million, or 52%, primarily due to acquired deferred revenue in conjunction with our acquisition of Busuu, increased bookings, and seasonality of our business.

Note 3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic
Numerator:
Net income (loss)	$7,476	$32,764	$13,218	$(32,415)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	126,272	143,112	129,201	138,756

Net income (loss) per share, basic	$0.06	$0.23	$0.10	$(0.23)

Diluted
Numerator:
Net income (loss)	$7,476	$32,764	$13,218	$(32,415)
Convertible senior notes interest expense, net of tax	1,212	1,212	—	—
Net income (loss), diluted	$8,688	$33,976	$13,218	$(32,415)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	126,272	143,112	129,201	138,756
Shares related to stock plan activity	427	2,295	733	—
Shares related to convertible senior notes	22,875	22,875	—	—
Weighted average shares used to compute net income (loss) per share, diluted	149,574	168,282	129,934	138,756

Net income (loss) per share, diluted	$0.06	$0.20	$0.10	$(0.23)

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares related to stock plan activity	8,041	1,142	3,645	2,999
Shares related to convertible senior notes	—	268	22,875	25,901
Total common stock equivalents	8,041	1,410	26,520	28,900

Note 4. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of June 30, 2022 and December 31, 2021 (in thousands except for fair value levels):

	June 30, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$45,885	$—	$—	$45,885
Money market funds	Level 1	199,003	—	—	199,003
Commercial paper	Level 2	157,234	—	(33)	157,201
Total cash and cash equivalents		$402,122	$—	$(33)	$402,089
Short-term investments:
Commercial paper	Level 2	$81,649	$—	$(382)	$81,267
Corporate debt securities	Level 2	831,482	10	(9,889)	821,603
U.S. treasury securities	Level 1	79,675	—	(1,257)	78,418
Total short-term investments		$992,806	$10	$(11,528)	$981,288
Long-term investments:
Corporate debt securities	Level 2	$198,816	$8	$(5,582)	$193,242
U.S. treasury securities	Level 1	74,535	—	(2,048)	72,487
Total long-term investments		$273,351	$8	$(7,630)	$265,729

	December 31, 2021
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$30,324	$—	$—	$30,324
Money market funds	Level 1	823,754	—	—	823,754
Total cash and cash equivalents		$854,078	$—	$—	$854,078
Short-term investments:
Commercial paper	Level 2	$124,211	$2	$(33)	$124,180
Corporate debt securities	Level 2	552,609	36	(546)	552,099
Agency bonds	Level 2	15,500	2	—	15,502
Total short-term investments		$692,320	$40	$(579)	$691,781
Long-term investments:
Corporate debt securities	Level 2	$724,517	$—	$(3,277)	$721,240
U.S. treasury securities	Level 1	24,860	—	(107)	24,753
Total long-term investments		$749,377	$—	$(3,384)	$745,993

As of June 30, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and six months ended June 30, 2022 and 2021 we did not recognize any losses on our investments due to credit related factors. During the three and six months ended June 30, 2022 and 2021, our gross realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2022 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$1,150,040	$1,138,489
Due in 1-2 years	273,351	265,729
Investments not due at a single maturity date	199,003	199,003
Total	$1,622,394	$1,603,221

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of June 30, 2022 and December 31, 2021 was $725.0 million and $840.0 million, respectively. The estimated fair value of the 2025 notes as of June 30, 2022 and December 31, 2021 was $588.3 million and $682.2 million, respectively. For further information on the notes, refer to Note 8, “Convertible Senior Notes.”

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

The following table presents the preliminary allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

Busuu
Cash and cash equivalents	$20,525
Accounts receivable	2,446
Right of use assets	2,715
Other acquired assets	3,710
Acquired intangible assets	71,600
Total identifiable assets acquired	100,996
Accounts payable	(5,174)
Accrued liabilities(1)	(21,964)
Deferred revenue	(16,761)
Long term operating lease liabilities	(2,038)
Other long-term liabilities(1)	(1,646)
Net identifiable assets acquired	53,413
Goodwill	368,237
Total fair value of purchase consideration	$421,650
(1) During the three months ended June 30, 2022, we recorded a $0.8 million decrease to accrued liabilities and a $1.7 million increase to other long-term liabilities as a result of measurement period adjustments to the fair value of the initial liabilities related to taxes.

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

During the six months ended June 30, 2022 and year ended December 31, 2021, we incurred acquisition-related expenses of $0.6 million and $5.3 million, respectively, associated with our acquisition of Busuu, which have been included in general and administrative expense on our condensed consolidated statement of operations.

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

The Busuu purchase agreement provides for additional payments of up to approximately $25.5 million, subject to the continued employment of certain key employees. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs and classified based on the seller's job function, on our condensed consolidated statement of operations. As of June 30, 2022, we have recorded approximately $3.6 million within accrued liabilities on our condensed consolidated balance sheets for these payments.

Since the acquisition date, we have recorded revenues and net loss from Busuu of $19.7 million and $19.5 million, respectively. These results should not be taken as representative of future results of operations of the combined company. The following unaudited supplemental pro forma revenues and earnings is for informational purposes only and presents our combined results as if the acquisition of Busuu had occurred on January 1, 2021. During the three and six months ended June 30, 2022, our unaudited supplemental pro forma revenues from Busuu would have been $194.8 million and $397.7 million, respectively. During the three and six months ended June 30, 2021, our unaudited supplemental pro forma revenues from Busuu would have been $208.7 million and $417.3 million, respectively. During the three and six months ended June 30, 2022, our unaudited supplemental pro forma earnings would have been a net income of $8.2 million and $13.6 million, respectively. During the three and six months ended June 30, 2021, our unaudited supplemental pro forma earnings would have been a net income of $22.4 million and net loss of $51.7 million, respectively. The unaudited supplemental pro forma earnings information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Six Months Ended June 30, 2022
Beginning balance	$289,763
Initial addition due to acquisition	367,376
Foreign currency translation adjustment	(41,351)
Measurement period adjustments related to prior acquisition(1)	861
Ending balance	$616,649
(1) For further information, see Note 5, “Acquisition.”

Intangible assets consist of the following (in thousands, except weighted-average amortization period):

	June 30, 2022
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(38,095)	$(5,490)	$63,118
Content libraries	60	12,230	(8,059)	—	4,171
Customer lists	35	34,190	(17,117)	(1,720)	15,353
Trade and domain names	52	16,213	(10,458)	(528)	5,227
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets, net	67	$172,936	$(73,729)	$(7,738)	$91,469

	December 31, 2021
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	76	$57,521	$(31,790)	$—	$25,731
Content library	60	12,230	(6,836)	—	5,394
Customer lists	47	16,190	(12,432)	—	3,758
Trade and domain names	44	11,613	(9,530)	—	2,083
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets, net	65	$101,154	$(60,588)	$—	$40,566

During the three and six months ended June 30, 2022, amortization expense related to our finite-lived intangible assets totaled approximately $6.8 million and $13.2 million, respectively. During the three and six months ended June 30, 2021, amortization expense related to our finite-lived intangible assets totaled approximately $3.2 million and $7.6 million, respectively.

As of June 30, 2022, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining six months of 2022	$12,893
2023	24,047
2024	13,318
2025	11,226
2026	10,879
Thereafter	15,506
Total	$87,869

Note 7. Required Materials Transition

In April 2022, we entered into definitive agreements regarding the sale of our print textbook library and partnership with GT Marketplace, LLC (GT) for our Required Materials product line. We will continue to offer our Required Materials offering on our website and maintain relationships with the students, however, GT has purchased our existing print textbook library for $14 million, subject to payment terms and certain adjustments, and will continue to make print textbook investments and provide fulfillment logistics for print textbook transactions. We expect that we will continue to fulfill eTextbook transactions through the end of 2022, at which point GT will fulfill eTextbook transactions.

Upon board of directors approval in April 2022, our net textbook library and unrecognized deferred revenue related to print textbook transactions met the criteria to be classified as a held for sale asset group which had a carrying amount of $7.7 million. During the three months ended June 30, 2022, we subsequently sold the held for sale asset group to GT at a gain of $4.4 million, subject to certain adjustments, included in cost of revenues on our condensed consolidated statement of operations.

Subsequent to April 2022, we no longer recognize operating lease income from print textbooks that we own ratable on a gross basis. In relation to print textbooks owned by GT, we recognize revenues immediately on a net basis, representing the margin earned, based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn.

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

The notes are our senior, unsecured obligations and are governed by indenture agreements by and between us and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as Trustee (the indentures). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2025 notes bear interest of 0.125% per year which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The 2025 notes will mature on March 15, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

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

During the three months ended June 30, 2022, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible the following quarter. During the year ended December 31, 2021, we issued 2,983,011 shares of our common stock related to the redemption of our 2023 notes.

The net carrying amount of the notes is as follows (in thousands):

	June 30, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$1,000,000	$699,979	$1,000,000	$699,982
Unamortized issuance costs	(11,002)	(8,046)	(12,309)	(9,518)
Net carrying amount	$988,998	$691,933	$987,691	$690,464

The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	657	657	1,307	1,307
Total 2026 notes interest expense	$657	$657	$1,307	$1,307
2025 notes:
Contractual interest expense	$219	$218	$434	$455
Amortization of issuance costs	740	740	1,472	1,548
Total 2025 notes interest expense	$959	$958	$1,906	$2,003
2023 notes:
Contractual interest expense	$—	$12	$—	$78
Amortization of issuance costs	—	74	—	242
Total 2023 notes interest expense	$—	$86	$—	$320

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of June 30, 2022, cover 9,297,800 and 13,576,513 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, among others (the “Choi Matter”). The Company disputes these claims and intends to vigorously defend itself in this matter. On March 1, 2022, the court entered an order deeming the Choi Matter related to the Leventhal Matter (described below). On March 29, 2022, the Court entered an order staying the Choi Matter during the pendency of the Leventhal Matter.

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

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company filed its answer to the Pearson Complaint on November 19, 2021. On June 29, 2022, Pearson filed a Motion for Leave to File Amended Complaint which seeks to add Bedford, Freeman & Worth Publishing Group, LLC d/b/a Macmillan Learning (“Macmillan Learning”) as a plaintiff, add an additional claim for relief on behalf of both Pearson and Macmillan Learning for copyright infringement, and add allegations regarding Pearson’s original complaint. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2022.

Note 11. Stockholders' Equity

Securities Repurchase Program

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. $1.1 billion remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Accelerated Share Repurchases

On February 22, 2022, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2022 ASR). We accounted for the 2022 ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. Upon execution, we paid a fixed amount of $300.0 million and received an initial delivery of 8,562,255 shares of our common stock over the following three business days, which were retired immediately. The initial delivery of shares of our common stock represented approximately 80 percent of the fixed amount paid of $300.0 million, which was based on the share price of our common stock on the date of execution. The 2022 ASR was recorded as a reduction to additional paid in capital on our condensed consolidated statements of stockholders’ equity. The 2022 ASR settled during the three months ended June 30, 2022 and we received an additional delivery of 837,001 shares of our common stock, which were retired immediately. The 2022 ASR resulted in a total repurchase of 9,399,256 shares of our common stock at a volume-weighted-average price, less an agreed upon discount, $31.9174 per share. We were not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement.

On December 3, 2021, we entered into an ASR agreement with a financial institution (2021 ASR) to repurchase $300.0 million of our outstanding common stock. The 2021 ASR settled during the three months ended March 31, 2022 and we received an additional delivery of 2,163,219 shares of our common stock.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$669	$419	$1,292	$781
Research and development	10,006	9,100	21,782	17,059
Sales and marketing	4,019	3,655	8,405	6,574
General and administrative	16,393	15,371	32,692	27,231
Total share-based compensation expense	$31,087	$28,545	$64,171	$51,645

During the three and six months ended June 30, 2022, we capitalized share-based compensation expense of $2.3 million and $4.1 million, respectively. During the three and six months ended June 30, 2021, we capitalized share-based compensation expense of $0.7 million and $1.2 million, respectively.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	8,171,462	$46.36
Granted	3,905,418	29.71
Released	(1,003,448)	65.24
Forfeited	(1,226,520)	41.29
Balance at June 30, 2022	9,846,912	$38.49

As of June 30, 2022, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $265.3 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.5 years.

Note 12. Subsequent Event

In July 2022, we completed a $6.0 million investment in Knack Technologies, Inc., a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. The initial accounting for the investment is in process as of the issuance date of our financial statements and therefore we are unable to make any additional disclosures.

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

Students subscribe to our subscription services, collectively referred to as our Chegg Services, which can be accessed internationally through our websites and on mobile devices. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Busuu, Mathway and Thinkful. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math Solver and Mathway subscription services help students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math Solver services, which also includes additional features such as flashcards, concept videos, and practice questions and quizzes. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills. Required Materials includes our print textbook and eTextbook offerings, which help students save money compared to the cost of buying new. We offer an extensive print textbook library primarily for rent and also for sale through our print textbook partners.

During the three and six months ended June 30, 2022, we generated net revenues of $194.7 million and $397.0 million, respectively. During the three and six months ended June 30, 2021, we generated net revenues of $198.5 million and $396.9 million, respectively.

In April 2022, we entered into definitive agreements with GT such that we will continue to offer our Required Materials offering on our website and maintain relationships with the students, however, GT has purchased our existing print textbook library and will continue to make print textbook investments and provide fulfillment logistics for print textbook transactions. We expect that we will continue to fulfill eTextbook transactions through the end of 2022, at which point GT will fulfill eTextbook transactions. We expect that our partnership with GT provides an opportunity to grow faster with higher margins. As a result of the partnership with GT, revenues from print textbook transactions will consist of a revenue share of the total transactions recognized immediately rather than the total amounts recognized ratably over the rental term, generally a two- to five-month period. Revenues from eTextbook transactions will continue to be recognized at the gross amount ratably over the customer's contractual period, generally a two- to five-month period, through the expected transition period, at which point they will be recognized as a revenue share immediately. After the transition to GT, we will no longer incur significant costs of revenue such as order fulfillment fees primarily related to shipping and fulfillment, publisher content fees for eTextbooks after transition to GT at the end of 2022, and print textbook depreciation and write off expense. We will continue to incur costs of revenue such as payment processing fees and employee related costs as well as ongoing operating expenses such as platform infrastructure maintenance and transition costs.

In January 2022, we completed our acquisition of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community.

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, including our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, intense competition in our markets, the ability to achieve sufficient contributions to revenue from Chegg Services, and other factors, such as the COVID-19 pandemic, which continues to evolve and affect our business and results of operations. Further, the education industry is experiencing a slowdown as a result of the COVID-19 pandemic and macroeconomic conditions, such as inflation, which has resulted in a decline in traffic to education technology services, such as the ones we provide. A combination of increased employment opportunities and compensation has led to significantly fewer enrollments than expected. In addition, those students who have enrolled have been taking fewer and less rigorous classes and receiving less graded assignments. As a result, we are experiencing a deceleration in the growth rates of our services and revenues that may continue. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

In the aggregate, Chegg Services revenues were 97% and 94% of net revenues during the three and six months ended June 30, 2022 , respectively, and 87% and 85% during the three and six months ended June 30, 2021, respectively.

Required Materials

Our Required Materials product line includes revenues from print textbooks and eTextbooks. Subsequent to April 2022, we no longer recognize operating lease income from print textbooks that we own ratable on a gross basis. In relation to print textbooks owned by GT, we recognize revenues immediately on a net basis, representing the margin earned, based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn. Additionally, Required Materials includes revenues from eTextbooks, which are primarily recognized ratably over the customer's contractual period, generally a two- to five-month period.

In the aggregate, Required Materials revenues were 3% and 6% of net revenues during the three and six months ended June 30, 2022, respectively, and 13% and 15% during the three and six months ended June 30, 2021, respectively.

Seasonality of Our Business

Revenues from Chegg Services and eTextbooks are primarily recognized ratably over the term a student subscribes to our Chegg Services or has access to an eTextbook. This has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Certain variable expenses, such as marketing expenses, remain highest in the first and third quarters such that our profitability may not provide meaningful insight on a sequential basis. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Net revenues	$194,721	100%	$198,478	100%	$396,965	100%	$396,856	100%
Cost of revenues(1)	45,684	23	60,708	31	100,769	25	132,092	33
Gross profit	149,037	77	137,770	69	296,196	75	264,764	67
Operating expenses:
Research and development(1)	52,480	27	41,595	20	104,895	27	87,726	22
Sales and marketing(1)	35,279	18	21,686	11	77,777	20	47,900	12
General and administrative(1)	53,935	28	39,719	20	100,805	25	77,589	20
Total operating expenses	141,694	73	103,000	51	283,477	72	213,215	54
Income from operations	7,343	4	34,770	18	12,719	3	51,549	13
Total interest expense, net and other income (expense), net	193	—	219	—	4,776	1	(78,918)	(20)
Income (loss) before provision for income taxes	7,536	4	34,989	18	17,495	4	(27,369)	(7)
Provision for income taxes	(60)	—	(2,225)	(1)	(4,277)	(1)	(5,046)	(1)
Net income (loss)	$7,476	4%	$32,764	17%	$13,218	3%	$(32,415)	(8)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$669		$419		$1,292		$781
Research and development	10,006		9,100		21,782		17,059
Sales and marketing	4,019		3,655		8,405		6,574
General and administrative	16,393		15,371		32,692		27,231
Total share-based compensation expense	$31,087		$28,545		$64,171		$51,645

Three and Six Months Ended June 30, 2022 and 2021

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Chegg Services	$189,076	$173,513	$15,563	9%
Required Materials	5,645	24,965	(19,320)	(77)
Total net revenues	$194,721	$198,478	$(3,757)	(2)

	Six Months Ended June 30,		Change
	2022	2021	$	%
Chegg Services	$373,888	$335,864	$38,024	11%
Required Materials	23,077	60,992	(37,915)	(62)
Total net revenues	$396,965	$396,856	$109	0

Chegg Services revenues increased $15.6 million, or 9% and $38.0 million, or 11% during the three and six months ended June 30, 2022, compared to the same periods in 2021. The increase was primarily due to an increased global brand awareness and penetration, including our acquisition of Busuu, which closed in January 2022, and increased students subscribing to the Chegg Study Pack. Chegg Services revenues were 97% and 94% of net revenues during the three and six months ended June 30, 2022, respectively, and 87% and 85% of net revenues during the three and six months ended June 30, 2021, respectively. Required Materials revenues decreased $19.3 million, or 77% and $37.9 million or 62%, during the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease was primarily due to lower revenues from print textbooks as we no longer own print textbooks as a result of our partnership with GT beginning in April 2022, lower unit volumes driven by decreased college enrollments, and various print textbook logistic challenges prior to the partnership with GT during the first quarter of 2022. Required Materials revenues were 3% and 6% of net revenues during the three and six months ended June 30, 2022, respectively, and 13% and 15% of net revenues during the three and six months ended June 30, 2021, respectively.

As a result of our partnership with GT, we expect Required Material revenues to continue to decrease throughout 2022 due to recognizing a revenue share of the total transaction amount rather than the total transaction amount.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Cost of revenues(1)	$45,684	$60,708	$(15,024)	(25)%

(1) Includes share-based compensation expense of:	$669	$419	$250	60%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Cost of revenues(1)	$100,769	$132,092	$(31,323)	(24)%

(1) Includes share-based compensation expense of:	$1,292	$781	$511	65%

Cost of revenues decreased $15.0 million, or 25%, during the three months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily attributable to lower order fulfillment fees of $9.8 million driven by lower unit volumes, net change in the gain on textbook library of $4.6 million, driven by the sale of print textbooks to GT in April 2022, lower transitional logistic charges of $3.0 million, lower print textbook depreciation expense of $2.7 million, and lower cost of textbooks purchased by students of $1.6 million, partially offset by higher other depreciation and amortization expense of $3.6 million, and incremental cost of tutors, as a result of our acquisition of Busuu, of $2.5 million. Gross margins increased to 77% during the three months ended June 30, 2022, from 69% during the same period in 2021.

Cost of revenues decreased $31.3 million, or 24%, during the six months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily attributable to lower order fulfillment fees of $22.1 million driven by lower unit volumes, net change in the gain on textbook library of $9.2 million, driven by the sale of print textbooks to GT in April 2022 and lower write-downs, lower print textbook depreciation expense of $5.0 million, lower cost of textbooks purchased by students of $4.9 million, lower transitional logistic charges of $2.7 million, lower customer support fees of $1.3 million, partially offset by higher other depreciation and amortization expense of $7.7 million, incremental cost of tutors, as a result of our acquisition of Busuu, of $4.7 million and higher web hosting fees of $2.4 million. Gross margins increased to 75% during the six months ended June 30, 2022, from 67% during the same period in 2021.

Decreases related to print textbooks, including order fulfillment fees, net change in the gain on textbook library, print textbook depreciation expense and cost of textbooks purchased by students, were primarily attributable to our partnership with GT. We expect cost of revenues to continue to decrease throughout 2022 and margins to improve over time as we continue the partnership.

Operating Expenses

The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Research and development(1)	$52,480	$41,595	$10,885	26%
Sales and marketing(1)	35,279	21,686	13,593	63
General and administrative(1)	53,935	39,719	14,216	36
Total operating expenses	$141,694	$103,000	$38,694	38%

(1) Includes share-based compensation expense of:
Research and development	$10,006	$9,100	$906	10%
Sales and marketing	4,019	3,655	364	10
General and administrative	16,393	15,371	1,022	7
Share-based compensation expense	$30,418	$28,126	$2,292	8%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Research and development(1)	$104,895	$87,726	$17,169	20%
Sales and marketing(1)	77,777	47,900	29,877	62
General and administrative(1)	100,805	77,589	23,216	30
Total operating expenses	$283,477	$213,215	$70,262	33%

(1) Includes share-based compensation expense of:
Research and development	$21,782	$17,059	$4,723	28%
Sales and marketing	8,405	6,574	1,831	28
General and administrative	32,692	27,231	5,461	20
Share-based compensation expense	$62,879	$50,864	$12,015	24%

Research and Development

Research and development expenses increased $10.9 million, or 26%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $5.1 million, higher technology expenses to support our research and development of $3.6 million, and higher contractor spend of $1.1 million. Research and development expenses as a percentage of net revenues were 27% during the three months ended June 30, 2022 compared to 20% during the same period in 2021.

Research and development expenses increased $17.2 million, or 20%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $10.5 million, higher technology expenses to support our research and development of $5.1 million, and higher contractor spend of $1.8 million. Research and development expenses as a percentage of net revenues were 27% during the six months ended June 30, 2022 compared to 22% during the same period in 2021.

Sales and Marketing

Sales and marketing expenses increased by $13.6 million, or 63%, during the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increased international marketing spend, including incremental marketing spend from Busuu, of $6.3 million, higher employee-related expenses, including share-based compensation expense, of $2.9 million, and higher other depreciation and amortization expense of $2.6 million. Sales and marketing expenses as a percentage of net revenues were 18% during the three months ended June 30, 2022 compared to 11% during the same period in 2021.

Sales and marketing expenses increased by $29.9 million, or 62%, during the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increased international marketing spend, including incremental marketing spend from Busuu, of $16.4 million, higher employee-related expenses, including share-based compensation expense, of $5.9 million, and higher other depreciation and amortization expense of $4.8 million. Sales and marketing expenses as a percentage of net revenues were 20% during the six months ended June 30, 2022 compared to 12% during the same period in 2021.

General and Administrative

General and administrative expenses increased $14.2 million, or 36%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $7.4 million, an impairment of lease related assets of $3.4 million, and higher professional fees of $1.6 million. General and administrative expenses as a percentage of net revenues were 28% during the three months ended June 30, 2022 compared to 20% during the same period in 2021.

General and administrative expenses increased $23.2 million, or 30%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $16.0 million, an impairment of lease related assets of $3.4 million, and higher professional fees of $3.1 million. General and administrative expenses as a percentage of net revenues were 25% during the six months ended June 30, 2022 compared to 20% during the same period in 2021.

The increases in employee-related operating expenses during the three and six months ended June 30, 2022, compared to the same periods in 2021, are largely driven by incremental employees from our acquisition of Busuu.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Interest expense, net	$(1,616)	$(1,701)	$85	(5)%
Other income (expense), net	1,809	1,920	(111)	(6)%
Total interest expense, net and other income (expense), net	$193	$219	$(26)	(12)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Interest expense, net	$(3,213)	$(3,630)	$417	(11)%
Other income (expense), net	7,989	(75,288)	83,277	n/m
Total interest expense, net and other income (expense), net	$4,776	$(78,918)	$83,694	n/m
______________________________________
*n/m - not meaningful

Interest expense, net decreased $0.1 million and $0.4 million, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primary due to the full redemption of the 2023 notes in 2021.

Other income (expense), net remained relatively flat during the three months ended June 30, 2022 compared to the same period in 2021 and decreased $83.3 million during the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the absence of the $78.2 million loss on early extinguishment of debt of a portion of the 2025 notes and the $7.1 million net loss on the change in fair value of derivative instruments, partially offset by the absence of the $5.3 million gain on the sale of the strategic equity investment and the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Provision for income taxes	$(60)	$(2,225)	$2,165	(97)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Provision for income taxes	$(4,277)	$(5,046)	$769	(15)%

Provision for income taxes decreased $2.2 million, or 97%, during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in our Indian tax rate and a decrease in our estimate of the base erosion and anti-abuse taxes for the year ending December 31, 2022 partially offset by an increase in state taxes.

Provision for income taxes decreased $0.8 million, or 15%, during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in withholding taxes related to the March 2021 sale of our strategic equity investment and a decrease in our Indian tax rate partially offset by an increase in state taxes.

We continue to maintain a full valuation allowance against our deferred tax assets and quarterly assess the need for such valuation allowance. Given our current and anticipated future earnings, we believe that there is a reasonable possibility that within the next 24 months, sufficient positive evidence may become available that results in a conclusion that all or a portion of the valuation allowance will be released, which would result in the recognition of net deferred tax assets on our condensed consolidated balance sheets and a benefit to provision for income taxes in the period the release is recorded. The timing and amount of the valuation allowance release are based on obtaining sufficient positive evidence, including but not limited to, the level of forecasted profitability in future periods.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.6 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the six months ended June 30, 2022 and year ended December 31, 2021, we entered into accelerated share repurchase programs to repurchase a total of $600.0 million of our outstanding common stock. Additionally, in 2021 we repurchased $57.4 million and $100.0 million of aggregate principal amount of the 2023 notes and 2025 notes, respectively, in privately negotiated transactions for an aggregate consideration of $149.6 million and $184.9 million, respectively. $1.1 billion remains under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of June 30, 2022, we have incurred cumulative losses of $324.0 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of June 30, 2022, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$143,755	$144,501
Net cash used in investing activities	(293,819)	(574,784)
Net cash (used in) provided by financing activities	(306,113)	790,344

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2022 was $143.8 million. Our net income of $13.2 million was increased by the change in our prepaid expenses of $28.8 million. We also had significant non-cash operating expenses including share-based compensation expense of $64.2 million and other depreciation and amortization expense of $41.9 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $293.8 million and was related to the acquisition of a business of $401.1 million, the purchases of investments of $356.6 million, the purchases of property and equipment of $57.3 million, and the purchases of textbooks of $3.8 million, partially offset by the maturities of investments of $522.5 million and proceeds from the disposition of textbooks of $2.5 million.

Net cash used in investing activities during the six months ended June 30, 2021 was $574.8 million and was related to the purchases of investments of $984.6 million, the purchases of property and equipment of $46.6 million, the acquisition of business of $7.9 million and the purchases of textbooks of $5.0 million, partially offset by the maturities of investments of $455.5 million, proceeds from the sale of strategic equity investment of $7.1 million, and proceeds from the disposition of textbooks of $6.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 was $306.1 million and was primarily related to the repurchases of common stock of $300.5 million and payment of $10.2 million in taxes related to the net share settlement of equity awards, partially offset by proceeds from issuance of common stock under stock plans of $4.6 million.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in our market risk during the six months ended June 30, 2022, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. See Note 9, “Commitments and Contingencies,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended June 30, 2022.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table summarizes the securities repurchase activity during the three months ended June 30, 2022 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly-Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
April 1 - April 30 (1)	837,001	31.9174	837,001	—	65,491
May 1 - May 31	—	—	—	—	65,491
June 1 - June 30 (2)	—	—	—	—	1,065,491
(1) On February 22, 2022, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2022 ASR) to repurchase $300.0 million of our outstanding common stock. The 2022 ASR settled during the three months ended June 30, 2022 and we received an additional delivery of 837,001 shares of our common stock. The total dollar amount purchased pursuant to a publicly-announced plan is zero as we made the upfront payment of $300.0 million during the three months ended March 31, 2022.
(2) In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program.

See Note 11, “Stockholders' Equity,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the 2022 ASR and securities repurchase program.

Aside from the 2022 ASR, we did not repurchase any of our securities during the three months ended June 30, 2022, other than in connection with the net share settlement of equity awards by holders in exchange for payments of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of equity awards.

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

CHEGG, INC.
August 4, 2022	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)