Form 10-Q
period 2022-09-30
CHEGG, INC
filed 2022-11-01
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of October 25, 2022, the Registrant had 125,477,315 outstanding shares of Common Stock.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and the impact of the coronavirus (COVID-19) pandemic on our financial condition and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plans to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, such as the COVID-19 global pandemic. Many of the risks and uncertainties are elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$69,349	$854,078
Short-term investments	871,408	691,781
Accounts receivable, net of allowance of $298 and $153 at September 30, 2022 and December 31, 2021, respectively	22,187	17,850
Prepaid expenses	33,441	35,093
Other current assets	35,196	23,846
Total current assets	1,031,581	1,622,648
Long-term investments	286,781	745,993
Textbook library, net	—	11,241
Property and equipment, net	202,362	169,938
Goodwill	589,702	289,763
Intangible assets, net	80,646	40,566
Right of use assets	18,144	18,062
Deferred tax assets	166,965	1,365
Other assets	21,680	19,670
Total assets	$2,397,861	$2,919,246
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,902	$11,992
Deferred revenue	60,475	35,143
Accrued liabilities	68,096	67,209
Total current liabilities	143,473	114,344
Long-term liabilities
Convertible senior notes, net	1,187,513	1,678,155
Long-term operating lease liabilities	12,347	12,447
Other long-term liabilities	7,996	7,383
Total long-term liabilities	1,207,856	1,697,985
Total liabilities	1,351,329	1,812,329
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 125,423,860 and 136,951,956 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	125	137
Additional paid-in capital	1,220,688	1,449,305
Accumulated other comprehensive loss	(101,870)	(5,334)
Accumulated deficit	(72,411)	(337,191)
Total stockholders' equity	1,046,532	1,106,917
Total liabilities and stockholders' equity	$2,397,861	$2,919,246
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$164,739	$171,942	$561,704	$568,798
Cost of revenues	45,203	67,102	145,972	199,194
Gross profit	119,536	104,840	415,732	369,604
Operating expenses:
Research and development	45,426	43,269	150,321	130,995
Sales and marketing	31,803	27,239	109,580	75,139
General and administrative	53,742	33,971	154,547	111,560
Total operating expenses	130,971	104,479	414,448	317,694
(Loss) income from operations	(11,435)	361	1,284	51,910
Interest expense, net and other income (expense), net:
Interest expense, net	(1,525)	(1,633)	(4,738)	(5,263)
Other income (expense), net	97,258	8,670	105,247	(66,618)
Total interest expense, net and other income (expense), net	95,733	7,037	100,509	(71,881)
Income (loss) before benefit from (provision for) income taxes	84,298	7,398	101,793	(19,971)
Benefit from (provision for) income taxes	167,264	(747)	162,987	(5,793)
Net income (loss)	$251,562	$6,651	$264,780	$(25,764)
Net income (loss) per share
Basic	$1.99	$0.05	$2.07	$(0.18)
Diluted	$1.23	$0.05	$1.31	$(0.18)
Weighted average shares used to compute net income (loss) per share
Basic	126,132	144,746	128,166	140,775
Diluted	148,045	146,699	151,221	140,775
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$251,562	$6,651	$264,780	$(25,764)
Other comprehensive loss
Change in net unrealized loss on investments, net of tax	(1,946)	(455)	(17,196)	(1,974)
Change in foreign currency translation adjustments, net of tax	(31,056)	(127)	(79,340)	(1,108)
Other comprehensive loss	(33,002)	(582)	(96,536)	(3,082)
Total comprehensive income (loss)	$218,560	$6,069	$168,244	$(28,846)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2022	126,344	$126	$1,211,506	$(68,868)	$(323,973)	$818,791
Repurchases of common stock	(1,147)	(1)	(23,077)	—	—	(23,078)
Net share settlement of equity awards	227	—	(2,555)	—	—	(2,555)
Share-based compensation expense	—	—	34,814	—	—	34,814
Other comprehensive loss	—	—	—	(33,002)	—	(33,002)
Net income	—	—	—	—	251,562	251,562
Balances at September 30, 2022	125,424	$125	$1,220,688	$(101,870)	$(72,411)	$1,046,532

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2021	144,621	$145	$1,706,855	$(970)	$(368,148)	$1,337,882
Issuance of common stock upon exercise of stock options and ESPP	14	—	106	—	—	106
Net share settlement of equity awards	266	—	(14,697)	—	—	(14,697)
Share-based compensation expense	—	—	25,157	—	—	25,157
Other comprehensive loss	—	—	—	(582)	—	(582)
Net income	—	—	—	—	6,651	6,651
Balances at September 30, 2021	144,901	$145	$1,717,421	$(1,552)	$(361,497)	$1,354,517

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(12,709)	(13)	(323,515)	—	—	(323,528)
Issuance of common stock upon exercise of stock options and ESPP	319	—	4,557	—	—	4,557
Net share settlement of equity awards	862	1	(12,776)	—	—	(12,775)
Share-based compensation expense	—	—	103,117	—	—	103,117
Other comprehensive loss	—	—	—	(96,536)	—	(96,536)
Net income	—	—	—	—	264,780	264,780
Balances at September 30, 2022	125,424	$125	$1,220,688	$(101,870)	$(72,411)	$1,046,532

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,920)	—	—	(236,920)
Issuance of common stock upon conversions of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions of 2023 notes and 2025 notes	—	—	67,769	—	—	67,769
Issuance of common stock upon exercise of stock options and ESPP	178	—	5,371	—	—	5,371
Net share settlement of equity awards	1,421	2	(89,339)	—	—	(89,337)
Share-based compensation expense	—	—	77,996	—	—	77,996
Other comprehensive loss	—	—	—	(3,082)	—	(3,082)
Net loss	—	—	—	—	(25,764)	(25,764)
Balances at September 30, 2021	144,901	$145	$1,717,421	$(1,552)	$(361,497)	$1,354,517
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$264,780	$(25,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Print textbook depreciation expense	1,610	9,024
Other depreciation and amortization expense	64,295	46,273
Share-based compensation expense	98,341	76,157
Amortization of debt issuance costs	4,084	4,509
Gain on foreign currency remeasurement of purchase consideration	(4,628)	—
Impairment on lease related assets	3,411	—
(Gain) loss on early extinguishment of debt	(93,519)	78,152
Loss on change in fair value of derivative instruments, net	—	7,148
Loss from write-off of property and equipment	3,117	1,857
Tax benefit related to release of valuation allowance	(174,601)	—
Deferred income taxes	6,376	563
Gain on sale of strategic equity investment	—	(12,496)
(Gain) loss on textbook library, net	(4,976)	8,765
Operating lease expense, net of accretion	4,746	4,527
Restructuring charges	—	1,851
Other non-cash items	619	(65)
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(2,259)	3,593
Prepaid expenses and other current assets	13,251	(31,070)
Other assets	15,926	9,472
Accounts payable	(1,728)	1,820
Deferred revenue	11,434	17,363
Accrued liabilities	(23,323)	10,552
Other liabilities	(5,240)	(4,108)
Net cash provided by operating activities	181,716	208,123
Cash flows from investing activities
Purchases of property and equipment	(79,242)	(67,126)
Purchases of textbooks	(3,815)	(10,666)
Proceeds from disposition of textbooks	2,503	7,815
Purchases of investments	(534,008)	(1,574,060)
Maturities of investments	783,912	893,315
Purchase of strategic equity investment	(6,000)	—
Proceeds from sale of strategic equity investment	—	16,076
Acquisition of businesses, net of cash acquired	(401,125)	(7,891)
Net cash used in investing activities	(237,775)	(742,537)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	4,558	5,373
Payment of taxes related to the net share settlement of equity awards	(12,776)	(89,339)
Proceeds from equity offering, net of offering costs	—	1,091,466
Repayment of convertible senior notes	(401,203)	(300,755)
Proceeds from exercise of convertible senior notes capped call	—	69,005
Repurchases of common stock	(323,528)	—
Payment of escrow related to acquisition	—	(7,451)
Net cash (used in) provided by financing activities	(732,949)	768,299
Effect of exchange rate changes	4,628	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(784,380)	233,885
Cash, cash equivalents and restricted cash, beginning of period	855,893	481,715
Cash, cash equivalents and restricted cash, end of period	$71,513	$715,600

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow data:
Cash paid during the period for:
Interest	$875	$1,053
Income taxes, net of refunds	$5,530	$5,610
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,908	$5,934
Right of use assets obtained in exchange for lease obligations:
Operating leases	$7,603	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,101	$1,837
Issuance of common stock related to repayment of convertible senior notes	$—	$235,521

	September 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$69,349	$713,837
Restricted cash included in other current assets	63	—
Restricted cash included in other assets	2,101	1,763
Total cash, cash equivalents and restricted cash	$71,513	$715,600
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2022, our results of operations, results of comprehensive income (loss), and stockholders' equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Our results of operations, results of comprehensive income (loss), stockholders' equity, and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the nine months ended September 30, 2022 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Condensed Consolidated Statements of Operations Details

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) on early extinguishment of debt(1)	$93,519	$—	$93,519	$(78,152)
Loss on change in fair value of derivative instruments, net	—	—	—	(7,148)
Gain on sale of strategic equity investments	—	7,158	—	12,496
Gain on foreign currency remeasurement of purchase consideration(2)	—	—	4,628	—
Interest income	3,737	1,485	7,246	5,385
Other	2	27	(146)	801
Total other income (expense), net	$97,258	$8,670	$105,247	$(66,618)
(1) For further information, see Note 8, “Convertible Senior Notes.”
(2) For further information, see Note 5, “Acquisition.”

Impairment of Lease Related Assets

Right of use (ROU) assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the nine months ended September 30, 2022, we announced the closure of our San Francisco office and determined that the carrying amount of the ROU asset was not recoverable. As a result, we recorded an impairment charge of $3.4 million, consisting of a $2.0 million impairment of a ROU asset and $1.4 million write-off of leasehold improvements, included in general and administrative expense on our condensed consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the nine months ended September 30, 2022 that would have an impact on our financial statements.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Chegg Services	$159,264	$146,790	$12,474	8%
Required Materials	5,475	25,152	(19,677)	(78)
Total net revenues	$164,739	$171,942	$(7,203)	(4)

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Chegg Services	$533,152	$482,654	$50,498	10%
Required Materials	28,552	86,144	(57,592)	(67)
Total net revenues	$561,704	$568,798	$(7,094)	(1)

During the three and nine months ended September 30, 2022, we recognized $35.2 million and $33.8 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2021 we recognized $31.3 million and $32.6 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2022, we recognized no operating lease income and $5.1 million of operating lease income, respectively, from print textbook rentals that we owned. During the three and nine months ended September 30, 2021, we recognized $6.2 million and $26.9 million, respectively, of operating lease income from print textbook rentals that we owned. The decreases in operating lease income are primarily due to the transition of our Required Materials product line. For further information, refer to Note 7, “Required Materials Transition.”

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	September 30, 2022	December 31, 2021	$	%
Accounts receivable, net	$22,187	$17,850	$4,337	24%
Contract assets	12,710	14,231	(1,521)	(11)
Deferred revenue	60,475	35,143	25,332	72

During the nine months ended September 30, 2022 our accounts receivable, net balance increased by $4.3 million, or 24%, primarily due to timing of billings and seasonality of our business. During the nine months ended September 30, 2022, our contract assets balance decreased by $1.5 million, or 11%, primarily due to our Thinkful service. During the nine months ended September 30, 2022, our deferred revenue balance increased by $25.3 million, or 72%, primarily due to acquired deferred revenue in conjunction with our acquisition of Busuu, increased bookings, and seasonality of our business.

Note 3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic
Numerator:
Net income (loss)	$251,562	$6,651	$264,780	$(25,764)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	126,132	144,746	128,166	140,775

Net income (loss) per share, basic	$1.99	$0.05	$2.07	$(0.18)

Diluted
Numerator:
Net income (loss)	$251,562	$6,651	$264,780	$(25,764)
Convertible senior notes activity, net of tax(1)	(69,042)	—	(66,630)	—
Net income (loss), diluted	$182,520	$6,651	$198,150	$(25,764)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	126,132	144,746	128,166	140,775
Shares related to stock plan activity	504	1,953	674	—
Shares related to convertible senior notes	21,409	—	22,381	—
Weighted average shares used to compute net income (loss) per share, diluted	148,045	146,699	151,221	140,775

Net income (loss) per share, diluted	$1.23	$0.05	$1.31	$(0.18)
(1) Includes the gain on early extinguishment on our 2026 notes and interest expense on our notes, net of tax. For further information, see Note 8, “Convertible Senior Notes.”

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares related to stock plan activity	7,534	849	4,148	2,727
Shares related to convertible senior notes	—	22,875	—	23,876
Total common stock equivalents	7,534	23,724	4,148	26,603

Note 4. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of September 30, 2022 and December 31, 2021 (in thousands except for fair value levels):

	September 30, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$35,131	$—	$—	$35,131
Money market funds	Level 1	34,218	—	—	34,218
Total cash and cash equivalents		$69,349	$—	$—	$69,349
Short-term investments:
Commercial paper	Level 2	$11,720	$—	$(114)	$11,606
Corporate debt securities	Level 2	770,221		(12,945)	757,276
U.S. treasury securities	Level 1	104,671	—	(2,145)	102,526
Total short-term investments		$886,612	$—	$(15,204)	$871,408
Long-term investments:
Corporate debt securities	Level 2	$156,687	$—	$(4,065)	$152,622
U.S. treasury securities	Level 1	101,890	—	(1,907)	99,983
Agency bonds	Level 2	34,119	57	—	34,176
Total long-term investments		$292,696	$57	$(5,972)	$286,781

	December 31, 2021
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$30,324	$—	$—	$30,324
Money market funds	Level 1	823,754	—	—	823,754
Total cash and cash equivalents		$854,078	$—	$—	$854,078
Short-term investments:
Commercial paper	Level 2	$124,211	$2	$(33)	$124,180
Corporate debt securities	Level 2	552,609	36	(546)	552,099
Agency bonds	Level 2	15,500	2	—	15,502
Total short-term investments		$692,320	$40	$(579)	$691,781
Long-term investments:
Corporate debt securities	Level 2	$724,517	$—	$(3,277)	$721,240
U.S. treasury securities	Level 1	24,860	—	(107)	24,753
Total long-term investments		$749,377	$—	$(3,384)	$745,993

As of September 30, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and nine months ended September 30, 2022 and 2021 we did not recognize any losses on our investments due to credit related factors. During the three and nine months ended September 30, 2022 and 2021, our realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of September 30, 2022 (in thousands):

	Adjusted Cost	Fair Value
Due in 1 year or less	$886,612	$871,408
Due in 1-2 years	292,696	286,781
Investments not due at a single maturity date	34,218	34,218
Total	$1,213,526	$1,192,407

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investment

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment charges during the three months ended September 30, 2022, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three months ended September 30, 2022.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of September 30, 2022 and December 31, 2021 was $370.0 million and $840.0 million, respectively. The estimated fair value of the 2025 notes as of September 30, 2022 and December 31, 2021 was $595.0 million and $682.2 million, respectively. For further information on the notes, refer to Note 8, “Convertible Senior Notes.”

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

During the nine months ended September 30, 2022 and year ended December 31, 2021, we incurred acquisition-related expenses of $0.6 million and $5.3 million, respectively, associated with our acquisition of Busuu, which have been included in general and administrative expense on our condensed consolidated statement of operations.

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

The Busuu purchase agreement provides for additional payments of up to approximately $25.5 million, subject to the continued employment of certain key employees. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs and classified based on the employees' job function, on our condensed consolidated statement of operations. As of September 30, 2022, we have recorded approximately $5.3 million within accrued liabilities on our condensed consolidated balance sheets for these payments.

Since the acquisition date, we have recorded revenues and net loss from Busuu of $29.0 million and $28.7 million, respectively. These results should not be taken as representative of future results of operations of the combined company. The following unaudited supplemental pro forma revenues and earnings is for informational purposes only and presents our combined results as if the acquisition of Busuu had occurred on January 1, 2021. During the three and nine months ended September 30, 2022, our unaudited supplemental pro forma revenues would have been $164.7 million and $562.4 million, respectively. During the three and nine months ended September 30, 2021, our unaudited supplemental pro forma revenues would have been $184.2 million and $601.5 million, respectively. During the three and nine months ended September 30, 2022, our unaudited supplemental pro forma earnings would have been a net income of $253.6 million and $267.3 million, respectively. During the three and nine months ended September 30, 2021, our unaudited supplemental pro forma earnings would have been a net loss of $3.9 million and $55.6 million, respectively. The unaudited supplemental pro forma earnings information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Nine Months Ended September 30, 2022
Beginning balance	$289,763
Initial addition due to acquisition	367,376
Foreign currency translation adjustment	(68,298)
Measurement period adjustments related to prior acquisition(1)	861
Ending balance	$589,702
(1) For further information, see Note 5, “Acquisition.”

Intangible assets consist of the following (in thousands, except weighted-average amortization period):

	September 30, 2022
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(41,306)	$(8,638)	$56,759
Content libraries	60	12,230	(8,670)	—	3,560
Customer lists	35	34,190	(19,527)	(2,385)	12,278
Trade and domain names	52	16,213	(10,928)	(836)	4,449
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets, net	67	$172,936	$(80,431)	$(11,859)	$80,646

	December 31, 2021
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	76	$57,521	$(31,790)	$—	$25,731
Content libraries	60	12,230	(6,836)	—	5,394
Customer lists	47	16,190	(12,432)	—	3,758
Trade and domain names	44	11,613	(9,530)	—	2,083
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets, net	65	$101,154	$(60,588)	$—	$40,566

During the three and nine months ended September 30, 2022, amortization expense related to our finite-lived intangible assets totaled approximately $6.5 million and $19.7 million, respectively. During the three and nine months ended September 30, 2021, amortization expense related to our finite-lived intangible assets totaled approximately $3.0 million and $10.7 million, respectively.

As of September 30, 2022, the estimated future amortization expense related to our finite-lived intangible assets is as follows (in thousands):

Remaining three months of 2022	$5,950
2023	22,844
2024	12,757
2025	10,688
2026	10,340
Thereafter	14,467
Total	$77,046

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

Upon board of directors approval of the transaction with GT in April 2022, our net textbook library and unrecognized deferred revenue related to print textbook transactions met the criteria to be classified as a held for sale asset group which had a carrying amount of $7.7 million. During the three months ended June 30, 2022, we subsequently sold the held for sale asset group to GT at a gain of $4.4 million, subject to certain adjustments, included in cost of revenues on our condensed consolidated statement of operations.

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

In September 2022, in connection with our securities repurchase program, we extinguished $500.0 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for $399.9 million, which was paid to the holders in cash. We also incurred approximately $1.3 million in fees resulting in total consideration of $401.2 million. The carrying amount of the extinguished 2026 notes was $494.7 million resulting in a $93.5 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding. As of September 30, 2022, we had 9,297,800 shares remaining underlying the 2026 notes capped call transactions.

During the three months ended September 30, 2022, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible the following quarter. During the year ended December 31, 2021, we issued 2,983,011 shares of our common stock related to the redemption of our 2023 notes.

The net carrying amount of the notes is as follows (in thousands):

	September 30, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$500,000	$699,979	$1,000,000	$699,982
Unamortized issuance costs	(5,169)	(7,297)	(12,309)	(9,518)
Net carrying amount	$494,831	$692,682	$987,691	$690,464

The following tables set forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	556	663	1,863	1,970
Total 2026 notes interest expense	$556	$663	$1,863	$1,970
2025 notes:
Contractual interest expense	$220	$221	$654	$676
Amortization of issuance costs	749	749	2,221	2,297
Total 2025 notes interest expense	$969	$970	$2,875	$2,973
2023 notes:
Contractual interest expense	$—	$—	$—	$78
Amortization of issuance costs	—	—	—	242
Total 2023 notes interest expense	$—	$—	$—	$320

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of September 30, 2022, cover 9,297,800 and 13,576,513 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a putative securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Leventhal Matter”). On September 7, 2022, Judge Edward J. Davila appointed the lead plaintiff and approved lead counsel in this matter. The parties agreed upon a scheduling for amending the complaint and motion to dismiss briefing in early 2023, and with a hearing slated for June 2023. The plaintiff in this matter seeks unspecified compensatory damages, costs, and expenses, including counsel and expert fees. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) to determine whether we may have violated Section 5 of the FTC Act or the Children's Online Privacy Protection Act (COPPA), as they relate to deceptive or unfair acts or practices related to consumer privacy and/or data security. We have provided the FTC with the requested responses to interrogatories and follow-up questions and have produced documents pertaining to data breach incidents and our data security and privacy practices generally. We have agreed to enter into a Consent Order with the FTC related to consumer privacy and data security, which has been announced by the FTC but has not yet been published on the Federal Register. No COPPA provisions nor monetary fines are included in the Consent Order.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of September 30, 2022.

Note 11. Stockholders' Equity

Securities Repurchase Program

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three months ended September 30, 2022, we repurchased $500.0 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for $399.9 million. Additionally, we repurchased 1,146,803 shares of our common stock in open market transactions for $23.1 million. As of September 30, 2022, we had $642.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$653	$393	$1,945	$1,174
Research and development	9,172	8,917	30,954	25,976
Sales and marketing	2,771	3,051	11,176	9,625
General and administrative	21,574	12,151	54,266	39,382
Total share-based compensation expense	$34,170	$24,512	$98,341	$76,157

During the three and nine months ended September 30, 2022, we capitalized share-based compensation expense of $0.7 million and $4.8 million, respectively. During the three and nine months ended September 30, 2021, we capitalized share-based compensation expense of $0.6 million and $1.8 million, respectively.

RSU and PSU Activity

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	8,171,462	$46.36
Granted	4,570,547	28.36
Released	(1,356,059)	63.12
Forfeited	(1,612,877)	39.31
Balance at September 30, 2022	9,773,073	$36.80

As of September 30, 2022, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $238.0 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.4 years.

Note 12. Income Taxes

During the three and nine months ended September 30, 2022, we recorded a benefit from income taxes of $167.3 million and $163.0 million, respectively. During the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $0.7 million and $5.8 million, respectively.

During the three and nine months ended September 30, 2022, the benefit from income taxes was primarily due to the $174.6 million release of the valuation allowance as a discrete non-cash income tax benefit on certain U.S. and state deferred tax assets. Previously, we maintained a valuation allowance against our deferred tax assets until we expected that it would be more-likely-than not that they would be realized. The release of the valuation allowance is the result of our expectation that our domestic operations will continue to be profitable and is based on a detailed evaluation of all available evidence. The principal indicator leading to the release is the recent cumulative earnings of U.S. and certain state jurisdictions and the forecasted earnings in these jurisdictions. We continue to maintain a valuation allowance against our California deferred tax assets and our anticipated capital loss temporary differences. We will continue to quarterly assess the need for such valuation allowance.

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

Students subscribe to our subscription services, collectively referred to as our Chegg Services, which can be accessed internationally through our websites and on mobile devices. Our primary Chegg Services include Chegg Study, Chegg Writing, Chegg Math Solver, Chegg Study Pack, Busuu, Mathway and Thinkful. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math Solver and Mathway subscription services help students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math Solver services, which also includes additional features such as flashcards, concept videos, practice questions and quizzes, and instructor-created materials through Uversity. Our Thinkful skills-based learning platform offers professional courses focused on the most in-demand technology skills. Required Materials includes our print textbook and eTextbook offerings, which help students save money compared to the cost of buying new. We offer an extensive print textbook library primarily for rent and also for sale through our print textbook partners.

During the three and nine months ended September 30, 2022, we generated net revenues of $164.7 million and $561.7 million, respectively. During the three and nine months ended September 30, 2021, we generated net revenues of $171.9 million and $568.8 million, respectively.

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

Our long-term strategy is centered upon our ability to utilize Chegg Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our Chegg Services to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of Chegg Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties. These include our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, and other factors, such as the COVID-19 pandemic and global macroeconomic conditions, which continue to evolve and affect our business and results of operations. Further, the education industry has experienced a slowdown as a result of decreased enrollments, which have not returned to pre-pandemic levels. Employment opportunities, compensation and other factors have led to steadily decreasing enrollments. Moreover, those students who have enrolled have been taking fewer and less rigorous classes and receiving less graded assignments. As a result, we are experiencing a deceleration in the growth rates of our services and revenues that may continue. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

In the aggregate, Chegg Services revenues were 97% and 95% of net revenues during the three and nine months ended September 30, 2022, respectively, and 85% during both the three and nine months ended September 30, 2021.

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

In the aggregate, Required Materials revenues were 3% and 5% of net revenues during the three and nine months ended September 30, 2022, respectively, and 15% during both the three and nine months ended September 30, 2021.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Net revenues	$164,739	100%	$171,942	100%	$561,704	100%	$568,798	100%
Cost of revenues(1)	45,203	27	67,102	39	145,972	26	199,194	35
Gross profit	119,536	73	104,840	61	415,732	74	369,604	65
Operating expenses:
Research and development(1)	45,426	28	43,269	25	150,321	27	130,995	23
Sales and marketing(1)	31,803	19	27,239	16	109,580	20	75,139	13
General and administrative(1)	53,742	33	33,971	20	154,547	27	111,560	20
Total operating expenses	130,971	80	104,479	61	414,448	74	317,694	56
(Loss) income from operations	(11,435)	(7)	361	—	1,284	—	51,910	9
Total interest expense, net and other income (expense), net	95,733	58	7,037	4	100,509	18	(71,881)	(13)
Income (loss) before benefit from (provision for) income taxes	84,298	51	7,398	4	101,793	18	(19,971)	(4)
Benefit from (provision for) income taxes	167,264	102	(747)	—	162,987	29	(5,793)	(1)
Net income (loss)	$251,562	153%	$6,651	4%	$264,780	47%	$(25,764)	(5)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$653		$393		$1,945		$1,174
Research and development	9,172		8,917		30,954		25,976
Sales and marketing	2,771		3,051		11,176		9,625
General and administrative	21,574		12,151		54,266		39,382
Total share-based compensation expense	$34,170		$24,512		$98,341		$76,157

Three and Nine Months Ended September 30, 2022 and 2021

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Chegg Services and Required Materials product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Chegg Services	$159,264	$146,790	$12,474	8%
Required Materials	5,475	25,152	(19,677)	(78)
Total net revenues	$164,739	$171,942	$(7,203)	(4)

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Chegg Services	$533,152	$482,654	$50,498	10%
Required Materials	28,552	86,144	(57,592)	(67)
Total net revenues	$561,704	$568,798	$(7,094)	(1)

Chegg Services revenues increased $12.5 million, or 8% and $50.5 million, or 10% during the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increase was primarily due to an increased global brand awareness and penetration, including our acquisition of Busuu, which closed in January 2022, and increased students subscribing to the Chegg Study Pack. Chegg Services revenues were 97% and 95% of net revenues during the three and nine months ended September 30, 2022, respectively, and 85% of net revenues during both the three and nine months ended September 30, 2021. Required Materials revenues decreased $19.7 million, or 78% and $57.6 million or 67%, during the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease was primarily due to lower revenues from print textbooks as a result of our partnership with GT beginning in April 2022 and lower unit volumes driven by decreased college enrollments. Required Materials revenues were 3% and 5% of net revenues during the three and nine months ended September 30, 2022, respectively, and 15% of net revenues during both the three and nine months ended September 30, 2021.

As a result of our partnership with GT, we expect Required Material revenues to continue to decrease throughout 2022 due to recognizing a revenue share of the total transaction amount rather than the total transaction amount.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenues(1)	$45,203	$67,102	$(21,899)	(33)%

(1) Includes share-based compensation expense of:	$653	$393	$260	66%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenues(1)	$145,972	$199,194	$(53,222)	(27)%

(1) Includes share-based compensation expense of:	$1,945	$1,174	$771	66%

As a result of our partnership with GT, cost of revenues decreased due to lower order fulfillment fees, net change in the gain on textbook library, lower print textbook depreciation expense, and lower cost of textbooks purchased by students. We expect cost of revenues to continue to decrease throughout 2022 and gross margins to improve as we continue the partnership.

Cost of revenues decreased $21.9 million, or 33%, during the three months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily attributable to lower order fulfillment fees of $11.7 million driven by lower unit volumes, lower cost of textbooks purchased by students of $5.6 million, net change in the gain on textbook library of $4.5 million, lower transitional logistic charges of $2.7 million, and lower print textbook depreciation expense of $2.4 million, partially offset by higher other depreciation and amortization expense of $4.0 million, and incremental cost of tutors, as a result of our acquisition of Busuu, of $2.0 million. Gross margins increased to 73% during the three months ended September 30, 2022, from 61% during the same period in 2021.

Cost of revenues decreased $53.2 million, or 27%, during the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily attributable to lower order fulfillment fees of $33.8 million driven by lower unit volumes, net change in the gain on textbook library of $13.7 million, driven by the sale of print textbooks to GT in April 2022 and lower write-downs, lower cost of textbooks purchased by students of $10.6 million, lower print textbook depreciation expense of $7.4 million, lower transitional logistic charges of $5.4 million, lower customer support fees of $1.6 million, partially offset by higher other depreciation and amortization expense of $11.6 million, incremental cost of tutors, as a result of our acquisition of Busuu, of $6.7 million and higher web hosting fees of $2.1 million. Gross margins increased to 74% during the nine months ended September 30, 2022, from 65% during the same period in 2021.

Operating Expenses

The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Research and development(1)	$45,426	$43,269	$2,157	5%
Sales and marketing(1)	31,803	27,239	4,564	17
General and administrative(1)	53,742	33,971	19,771	58
Total operating expenses	$130,971	$104,479	$26,492	25%

(1) Includes share-based compensation expense of:
Research and development	$9,172	$8,917	$255	3%
Sales and marketing	2,771	3,051	(280)	(9)
General and administrative	21,574	12,151	9,423	78
Share-based compensation expense	$33,517	$24,119	$9,398	39%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Research and development(1)	$150,321	$130,995	$19,326	15%
Sales and marketing(1)	109,580	75,139	34,441	46
General and administrative(1)	154,547	111,560	42,987	39
Total operating expenses	$414,448	$317,694	$96,754	30%

(1) Includes share-based compensation expense of:
Research and development	$30,954	$25,976	$4,978	19%
Sales and marketing	11,176	9,625	1,551	16
General and administrative	54,266	39,382	14,884	38
Share-based compensation expense	$96,396	$74,983	$21,413	29%

The increases in employee-related operating expenses noted below during the three and nine months ended September 30, 2022, compared to the same periods in 2021, are largely driven by incremental employees from our acquisition of Busuu.

Research and Development

Research and development expenses increased $2.2 million, or 5%, during the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $3.2 million. Research and development expenses as a percentage of net revenues were 28% during the three months ended September 30, 2022 compared to 25% during the same period in 2021.

Research and development expenses increased $19.3 million, or 15%, during the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $13.7 million and higher technology expenses to support our research and development of $5.3 million. Research and development expenses as a percentage of net revenues were 27% during the nine months ended September 30, 2022 compared to 23% during the same period in 2021.

Sales and Marketing

Sales and marketing expenses increased by $4.6 million, or 17%, during the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to higher other depreciation and amortization expense of $2.5 million and higher employee-related expenses, including share-based compensation expense, of $2.1 million. Sales and marketing expenses as a percentage of net revenues were 19% during the three months ended September 30, 2022 compared to 16% during the same period in 2021.

Sales and marketing expenses increased by $34.4 million, or 46%, during the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increased international marketing spend, including incremental marketing spend from Busuu, of $15.7 million, higher employee-related expenses, including share-based compensation expense, of $8.1 million, and higher other depreciation and amortization expense of $7.3 million. Sales and marketing expenses as a percentage of net revenues were 20% during the nine months ended September 30, 2022 compared to 13% during the same period in 2021.

General and Administrative

General and administrative expenses increased $19.8 million, or 58%, during the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $15.7 million, and higher professional fees of $2.1 million. General and administrative expenses as a percentage of net revenues were 33% during the three months ended September 30, 2022 compared to 20% during the same period in 2021.

General and administrative expenses increased $43.0 million, or 39%, during the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $31.7 million, higher professional fees of $5.1 million, and an impairment of lease related assets of $3.4 million. General and administrative expenses as a percentage of net revenues were 27% during the nine months ended September 30, 2022 compared to 20% during the same period in 2021.

Interest Expense and Other Income (Expense), Net

The following table sets forth our interest expense and other income (expense), net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Interest expense, net	$(1,525)	$(1,633)	$108	(7)%
Other income (expense), net	97,258	8,670	88,588	n/m
Total interest expense, net and other income (expense), net	$95,733	$7,037	$88,696	n/m

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Interest expense, net	$(4,738)	$(5,263)	$525	(10)%
Other income (expense), net	105,247	(66,618)	171,865	n/m
Total interest expense, net and other income (expense), net	$100,509	$(71,881)	$172,390	n/m
______________________________________
*n/m - not meaningful

Interest expense, net remained relatively flat during the three months ended September 30, 2022 compared to the same period in 2021, and decreased $0.5 million, or 10%, during the nine months ended September 30, 2022, compared to the same period in 2021, primary due to the full redemption of the 2023 notes in 2021.

Other income (expense), net increased $88.6 million during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the $93.5 million gain on early extinguishment of a portion of the 2026 notes and $2.3 million increase in interest income partially offset by the absence of the $7.2 million gain on the sale of the strategic equity investment. Other income (expense), net increased $171.9 million during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the $93.5 million gain on early extinguishment of a portion of the 2026 notes, the absence of the $78.2 million loss on early extinguishment of debt of a portion of the 2025 notes, the $7.1 million net loss on the change in fair value of derivative instruments, the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu, and $1.9 million increase in interest income partially offset by the absence of the $12.5 million gain on the sale of the strategic equity investments.

Benefit from (Provision for) Income Taxes

The following tables set forth our benefit from (provision for) income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Benefit from (provision for) income taxes	$167,264	$(747)	$168,011	n/m

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Benefit from (provision for) income taxes	$162,987	$(5,793)	$168,780	n/m
______________________________________
*n/m - not meaningful

Benefit from (provision for) income taxes decreased $168.0 million and $168.8 million, during the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to the release of the valuation allowance against a substantial amount of our U.S. and certain state jurisdictions deferred tax assets. See Note 12, “Income Taxes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.2 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. We've entered into accelerated share repurchase programs to repurchase 19,965,836 shares of our common stock for $600.0 million and open market repurchases of 1,146,803 shares of our common stock for $23.1 million. Additionally, we've repurchased $500.0 million principal amount of the 2026 notes, $100.0 million principal amount of the 2025 notes, and $57.4 million principal amount of the 2023 notes in privately-negotiated transactions for aggregate consideration of $734.4 million. As of September 30, 2022, we had $642.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of September 30, 2022, we have incurred cumulative losses of $72.4 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

Aside from the repurchased $500.0 million aggregate principal amount of the 2026 notes, there were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of September 30, 2022, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$181,716	$208,123
Net cash used in investing activities	(237,775)	(742,537)
Net cash (used in) provided by financing activities	(732,949)	768,299

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $181.7 million. Our net income of $264.8 million was increased by significant non-cash operating expenses including share-based compensation expense of $98.3 million and other depreciation and amortization expense of $64.3 million, partially offset by the gain on early extinguishment of debt of $93.5 million and the tax benefit related to release of valuation allowance of $174.6 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $237.8 million and was related to the acquisition of a business of $401.1 million, the purchases of investments of $534.0 million, the purchases of property and equipment of $79.2 million and the purchase of a strategic equity investment of $6.0 million, partially offset by the maturities of investments of $783.9 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 was $732.9 million and was primarily related to the repayment of a portion of our 2026 notes of $401.2 million, repurchases of common stock of $323.5 million and payment of $12.8 million in taxes related to the net share settlement of equity awards, partially offset by proceeds from issuance of common stock under stock plans of $4.6 million.

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

Aside from the release of the valuation allowance on deferred tax assets as described in Note 12, “Income Taxes,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in our market risk during the nine months ended September 30, 2022, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended September 30, 2022.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table summarizes the securities repurchase activity during the three months ended September 30, 2022 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased(2)	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly-Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 1 - July 31			—	—	1,065,491
August 1 - August 31	—	—	—	—	1,065,491
September 1 - September 30(1)	1,146,803	20.1032	1,146,803	23,054	642,564
(1) During the three months ended September 30, 2022, in addition to the $23.1 million repurchase of shares of our common stock, we also repurchased $399.9 million of the 2026 notes in privately-negotiated transactions resulting in total securities repurchases of $422.9 million. See Note 8, “Convertible Senior Notes” and Note 11, “Stockholders' Equity,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the securities repurchase program and the repurchase of the 2026 notes.
(2) In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. The repurchase program has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

CHEGG, INC.
November 1, 2022	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)