Form 10-K
period 2022-12-31
CHEGG, INC
filed 2023-02-21
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
(Title of class)

•Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
•Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
•Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
•Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
•Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
•Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
•The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was $2,323,943,645. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
•As of January 31, 2023, the Registrant had 126,551,885 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2022.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, EasyBib, the Chegg “C” logo, Busuu and Thinkful, are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plan to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Millions of people all around the world Learn with Chegg. Our mission is to improve learning and learning outcomes by putting students first. We support life-long learners all over the world, starting with their academic journey and extending through their careers. The Chegg platform provides products and services to support learners with their academic course materials, as well as their career and personal skills developments.

Our service and product offerings fall into two categories: Subscription Services, which encompasses our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings that can be accessed internationally through our websites and on mobile devices, and Skills and Other, which encompasses our Skills, advertising services, print textbooks and eTextbooks offerings. In 2022, 8.2 million students subscribed to our Subscription Services, an increase of 5% year over year from 7.8 million in 2021.

Subscription Services

Chegg Study Pack. Our Chegg Study Pack is a premium subscription bundle including our Chegg Study, Chegg Writing, and Chegg Math services, which are described further below. Chegg Study Pack creates an integrated platform of connected academic support services which have millions of pieces of educational learning content and enhanced features, such as concept video walkthroughs, flashcards and practice tests, that are ever-changing and evolving to increase our value proposition to students. We launched instructor-created materials from educators within our Uversity platform as part of the Chegg Study Pack in 2022.

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

Chegg Writing. Our Chegg Writing subscription service consists of a premium paid subscription service providing students with a suite of tools, including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Students can create citations from over 7,000 citation styles including MLA, APA, and The Chicago Manual of Style. Students can also upload papers to have them scanned for plagiarism by checking against billions of sources and to have them checked for over 200 types of writing and grammar errors. Students can also have a writing professional proofread their papers and receive personalized feedback. Chegg Writing also includes the popular website properties EasyBib, Citation Machine, BibMe, and CiteThisForMe.

Chegg Math. Our Chegg Math subscription service, including Mathway, helps students understand math by providing a step-by-step math problem solver and calculator that help students instantly receive guided instructional explanations to better understand the why and how for each step within a range of math topics.

Busuu. Our Busuu language learning platform offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community. The Busuu methodology has been developed by leading experts in online language learning pedagogy and can bring students from novice to advanced speakers of a language rapidly and enjoyably. When students want to learn a new language for work, study or personal interest, they can use our service to access comprehensive courses in 14 languages, connect with Busuu’s community of native speakers to practice their conversation and receive expert instruction from our highly qualified teachers.

Skills and Other

Skills. Our skills-based learning service offers professional courses along with networking, interviewing, and career services and is offered directly through our website, through partners that connect employers with top learning providers to provide employees with upskilling opportunities, and directly to large employers committed to investing in their workforce skills training needs.

Advertising Services. We work with leading brands and programmatic partners to deliver advertising across our platforms.
Other. We provide other educational offerings to help students with their coursework.

Technology and Platform Integration

Our technology is designed to create a learning platform that will continue to enable our growth at scale. We employ technological innovations whenever possible to increase efficiency and scale in our business. For example, we utilize various artificial intelligence (AI) technologies such as large language models, generative AI, and a symbolic math solver engine in our products and services. Our products and services rely upon and leverage the information underlying our “Student Graph” and “Content Graph Technology” discussed in more detail below. We will continue to invest in building technologies around our data, search and solutions. The key elements of our technology platform are:

Personalization and Merchandising Technology

We create a personalized experience for each student throughout our learning platform, building awareness of our multiple services and connecting them with opportunities through third-party partners and brands. This personalization and customization results from our Student Graph and our search technology.

Student Graph. Our Student Graph is the accumulation of the collective activity of students on our learning platform. Students generate valuable information each time they engage with our learning platform. Our Student Graph also includes information we access from public and private sources such as information about colleges and scholarship data. We collect, organize and process this information to algorithmically create a personalized experience for each student on our network.

Search. Search is an easy on-ramp for students to discover all of our products and services. Students often find us within a search engine results page as they seek explanations for academic problems or concepts. Once they discover that we have step-by-step solutions, we can also build awareness of our other services, such as our Math, Writing and Textbook offerings, or our bundle, Chegg Study Pack.

Infrastructure and Applications

Our technology resides at major cloud-hosting providers globally. Our architecture consists primarily of front end applications, backend services, operational databases, and reporting subsystems. We use industry standard logging and monitoring tools to ensure uptime. The architecture is also designed to allow for expansion into new international markets.

Information Security. Our learning platform includes encryption, antivirus, firewall, intrusion prevention, and patch-management technologies to help protect our systems distributed across cloud-hosting providers and our offices. Our existing products and services undergo periodic security assessment. New features are developed according to our secure software development lifecycle process. We also monitor for anomalies relating to authentication, data transfers, system, and user behavior as well as cloud configuration changes.

Internal Management Systems. We rely on third-party technology solutions and products as well as internally developed and proprietary systems, in which we have made substantial investment, to provide rapid, high-quality customer service, internal communication, software development, deployment, and maintenance.

Mobile Solutions

We have mobile applications on Apple iOS and Google Android. Our mobile apps are built as hybrid applications leveraging the Chegg application programming interface (API). Taking advantage of capabilities unique to the mobile platform, we offer some functionality on mobile that is not available on our website.

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

Customers

In 2022, 2021 and 2020, 8.2 million, 7.8 million, and 6.6 million customers subscribed to our Subscription Services, respectively. Subscription Services customers include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu customers who have paid to access the service during the time period.

Sales and Marketing

Students

Our direct to consumer marketing strategy focuses on brand and performance marketing. Brand marketing increases awareness of the Chegg brand and its services while performance marketing drives traffic to our site. We use several major direct marketing channels to reach students. The strength of our content flywheel drives significant organic traffic to Chegg. Our lifecycle marketing focuses on increasing activation, engagement and retention. We utilize three types of email marketing campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests.

Brands

We secure contracts with brands through direct sales by our field sales organization, which sells brand advertising services to large brand advertisers seeking to reach and engage college and high school students. This team has field sales people and marketing support.

Student Advocacy

We are committed to providing a high level of customer service to our students and to fulfilling our brand promise of putting students first. We trust our students, understand the critical role our products and services have in their learning journey, and strive to resolve all problems quickly and thoroughly. Our student advocacy team can be reached directly through phone, email, and online chat during business hours. We also proactively monitor social media to identify and solve problems before we are otherwise informed of their existence. We endeavor to respond to students’ concerns within five minutes.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant global competition in each of our product and service offerings. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, Bartleby, and Brainly. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math, we face competition from other equation solver services, such as Photomath, Gauthmath, and Symbolab. For Busuu, our competitors primarily include language learning platforms, such as Duolingo and Babbel. For Skills, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy.

We believe that we have competitive strengths that position us favorably in each aspect of our business. However, the education industry is evolving rapidly, including the utilization of artificial intelligence and machine learning, and is increasingly competitive. A variety of business models are being pursued or may be considered for the provision of digital learning tools, some of which may be more profitable or successful than our business model.

Intellectual Property

We use proprietary technology to operate our business, and our success depends, in part, on our ability to protect our technology and intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.

As of December 31, 2022, we had 42 issued patents that will expire between 2031 and 2040 and 16 patent applications pending in the United States. As of December 31, 2022, we also owned six U.S. copyrights registrations and had unregistered copyrights in our software documentation, marketing materials, and website content that we develop, owned over 900 registered domain names, and owned 22 U.S. trademark registrations and 63 foreign registrations.

We own the registered U.S. trademarks Chegg, Chegg.com, Chegg Study, EasyBib, the Chegg “C” logo, Busuu and Thinkful, among others, as well as a variety of service marks. We also have a number of pending trademark applications in the United States and unregistered marks that we use to promote our brand. From time to time we expect to file additional patent, copyright, and trademark applications in the United States and abroad.

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

The Skills and Post-16 Education Act 2022 established the government’s skills and training strategy for the United Kingdom. Chapter 1 of Part 4 of the Act includes new criminal offenses relating to completing assignments on behalf of students. It contains two new criminal offenses, specifically an offense of providing or arranging a paid-for relevant service in commercial circumstances, and an offense of advertising a relevant service to students. For both offenses, a body corporate and/or director (and equivalents) guilty of an offense is liable on summary conviction to a fine.

The Tertiary Education Quality and Standards Agency Act 2011, or TEQSA Act, established the Tertiary Education Quality and Standards Agency (TEQSA) in 2011 and a new national regulatory and quality assurance environment for Australian higher education. The Act contains requirements relating to registered higher education providers and regulated entities. Section 114 (A) makes it an offense for a person to provide, offer to provide, or arrange for a third-party person to provide, academic cheating services to a student. Section 114 (B) makes it an offense for a person to advertise academic cheating services to students. TEQSA may apply under section 127A to the Federal Court for an injunction requiring carriage service providers to take steps to disable access to websites found to contravene or facilitate a contravention of sections 114A or 114B of the TEQSA Act, and the Act also provides for other financial or custodial penalties where an offense is proven.

Human Capital

As of December 31, 2022, we had 2,071 employees, of which 1,953 were full-time and 118 were part-time, with 1,120 located outside the United States. With our recent acquisition of Busuu, a small part of our international workforce is now covered under a collective bargaining agreement, however, the majority of our workforce is still not covered by any collective bargaining agreement. We appreciate that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages tailored to each of our locations around the world. All employees are offered training and development opportunities, from leadership training and coaching to career development programs for all levels of employees. We believe that a diverse workforce makes us a stronger company and helps us better serve the needs of our customers. We are focused on understanding our culture, belonging and inclusion strengths and opportunities and defining and executing on a strategy to support further progress. We have employee-driven resource groups that are aligned around creating a culture of belonging and awareness for our diverse workforce. These groups are centered around gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for both personal and professional development. We continue to focus on building a strong talent pipeline to create more opportunities for workplace diversity, support greater representation within the organization, and build a company that is truly reflective of the diverse audience we serve. Please see the Environmental, Social, and Corporate Governance (ESG) section of our investor relations website (www.investor.chegg.com/esg) for relevant metrics and to learn more about Chegg’s efforts around culture, belonging, diversity, and inclusion.

In 2022, in order to continue to attract and retain a highly engaged workforce, we expanded our employee benefits, including fertility care and additional retirement savings for all 401(k) savings plan participants. Additionally, with the reopening of our physical offices, we increased our employee training offerings to include workshops in effectively managing and working in a hybrid environment along with award winning health and welfare benefits to support our full time employees as they navigate the lingering difficulties of a fully remote environment.

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

Just like our approach with students, we take the same level of care to engage with our stakeholders to help prioritize our ESG efforts, which we categorize into six pillars, as outlined below. This approach is informed by the materiality assessment we conducted in late 2021, in which we engaged both internal and external stakeholders to identify the ESG topics that are most relevant to our business and to society.

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

Give Back

Chegg’s business activities as well as our philanthropic, research and community efforts align with many of the United Nations’ Sustainable Development Goals. We have identified three of these goals where we believe Chegg’s influence is the greatest: Quality Education, Good Health and Well-Being, and Zero Hunger.

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

Operate Sustainably

Chegg strives to make the planet a better place. To do our part, we are focused on sustainable operations and we are committed to finding ways to help reduce our environmental impact. We’ve taken several actions to assess potential risks of climate change and opportunities for our business to address those risks. In 2021, we disclosed our baseline scope 1 and scope 2 emissions and are currently beginning the process of calculating our scope 3 GHG emissions. These assessments will inform future reduction opportunities and decarbonization goals. We know that we owe it to our customers, employees, and society to use environmentally sound practices and to find ways to limit our contribution to global climate change.

To learn more about our ESG efforts, please visit the ESG section of our investor relations site: www.investor.chegg.com/esg.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005 and launched our online print textbook rental business in 2007. We hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Beginning in 2010, we made a series of strategic acquisitions to expand our service offerings, including Cramster in 2010 to add Chegg Study, internships.com in 2014 to add to Chegg Internships, Imagine Easy Solutions in 2016 to add Chegg Writing and programmatic advertising, Cogeon GmbH in 2017 to add Chegg Math, WriteLab in 2018 to add enhanced features to Chegg Writing, StudyBlue in 2018 to add our flashcards offering, Thinkful in 2019 to add our skills-based learning platform, Mathway in 2020 to strengthen our Chegg Math offering, and Busuu in 2022 to add a language learning service. We completed our initial public offering (IPO) in November 2013, a follow-on offering in August 2017, issued convertible senior notes in April 2018, March/April 2019, and August 2020, and completed an equity offering in February 2021. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

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

Risks Related to Our Business and Growth
•Our future revenue and growth depend on our ability to continue to attract new students to, and retain existing students on, our learning platform.
•If our efforts to build and maintain strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.
•The uncertainty surrounding the evolving educational landscape, the state of the student, the demand for our evolving offerings, and the lingering impact of the COVID-19 pandemic make it difficult to predict our operational trends and results of operations.
•U.S. colleges may continue to face reduced enrollment and students may continue to take fewer and less rigorous classes, which could negatively impact our business and results of operations.
•Our international operations, and the expansion thereof, subject us to increased challenges, risks, and costs, which could adversely affect our business, financial condition, and results of operations.
•If search engines’ methodologies are modified or our search result page rankings decline for other reasons, student discovery of, and engagement with, our website could decline, which may harm our business and results of operations.
•We intend to offer new products and services to students to grow our business. If our efforts are not successful, our business, results of operations, and financial condition could be adversely affected.
•Our historical growth may not be indicative of our future growth, and we expect our revenue growth rate to decline compared to prior years.
•We face competition in all aspects of our business, and we expect such competition to increase.
•If we fail to innovate in response to rapidly evolving technological and market developments, including artificial intelligence, our competitive position and business prospects may be harmed.
•We have a history of losses and we may not achieve or sustain profitability in the future.
•Our business depends on general economic conditions and their effect on spending behavior by students and advertising budgets.
•If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.
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
•Our growth strategy includes acquisitions, and we may not be able to execute on our acquisition strategy or integrate acquisitions successfully.
•If we fail to convince brands of the benefits of advertising on our learning platform, or if platforms such as Google Chrome, Safari, or Firefox limit our access to advertising and marketing audiences, or the data required to effectively reach those audiences, our business could be harmed.
•We may need additional capital, and we cannot be sure that additional financing will be available on favorable terms, if at all.
•Our core value of putting students first may conflict with the short-term interests of our business.
•Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.
•If we are not able to manage the growth of our business both in terms of scale and complexity, our business could be adversely affected.
•Our business is seasonal, and disruptions during peak periods can make, and have made, our operating results difficult to predict.

Risks Related to Our Industry
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
•If we are required to discontinue certain of our current marketing activities, our ability to attract new students may be adversely affected.
•We are subject to U.S. trade control laws that may restrict growth prospects and impose liability if we are non-compliant.
Risks Related to Taxes and Accounting Matters
•We may be subject to greater than anticipated liabilities for income, property, sales, and other taxes, and any successful action by federal, state, foreign, or other authorities to collect additional taxes could adversely harm our business.
•Our effective tax rate may fluctuate as a result of new U.S. and worldwide tax laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.
•Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.
Risks Related to Intellectual Property
•If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students or other users, our results of operations could be adversely affected.
•Changes in or our failure to comply with the requirements for eligibility for the Digital Millennium Copyright Act (DMCA) safe harbors could harm our business.
•Failure to protect or enforce our intellectual property and other proprietary rights could adversely affect our business, financial condition, and results of operations.
•We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition, and results of operations.
•Some aspects of our technology include open source software, and any failure to comply with the terms of one or more of these open source licenses could harm our business.
Risks Related to Data Privacy
•The compromise of our information technology systems or data, including through computer malware, viruses, hacking, phishing attacks, spamming and other security incidents, could harm our business and results of operations.
•We collect, process, store and use personal information and other sensitive data, which subjects us to stringent and evolving U.S. and foreign laws, governmental regulation, contractual obligations, policies and other legal obligations.
•Public scrutiny of Internet privacy issues and actual or perceived failure to comply with our obligations with respect to privacy and data security could harm our business, including by damaging our reputation and relationships with students and educators.
•We are subject to privacy and cybersecurity laws across multiple jurisdictions which are highly complex, overlapping, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these laws could harm our business.
•Our business, including our ability to operate internationally, could be adversely affected if new legislation or regulations are adopted or due to changes in interpretations or implementations of current legislation and regulations.
Risks Related to Ownership of Our Common Stock
•Our stock price has been and will likely continue to be volatile.
•We may be subject to short selling strategies that may drive down the market price of our common stock.

Risks Related to Our Business and Growth

Our future revenue and growth depend on our ability to continue to attract new students to, and retain existing students on, our learning platform.

The growth of our business depends on our ability to attract new students to use our products and services and to increase retention and the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. The rate at which we expand our student user base, including retaining existing students, and increase student engagement with our learning platform may decline or fluctuate because of several factors, including, among others:

•our ability to engage students with our suite of Chegg Services and to introduce new products and services that are favorably received by students;
•our ability to produce compelling and engaging services, mobile applications and websites for students;
•the efficacy of our “Learn with Chegg” initiative and the ability of the enhanced personalization of our content to further retain and engage students on our learning platform;
•our ability to localize our content, localize our pricing, localize our payment and commerce tools, and create new apps in different languages and for different geographies to further our international expansion through increased conversion and retention;
•our ability to grow our skills partnerships with providers who link us to employers and their learners;
•changes in student spending levels and habits;
•the decreasing number of students attending U.S. colleges; and
•the effectiveness of our sales and marketing efforts, including generating word-of-mouth referrals.

If we do not attract more students, retain our existing students, or if students do not increase their level of engagement with our platform, our revenues may grow more slowly than expected or decline. The student demographic is characterized by rapidly changing tastes, preferences, behavior, brand loyalty, and price sensitivity. Developing an enduring business model to serve this population is particularly challenging. Attracting new students depends not only on investment in our brand and our marketing efforts, but also on the perceived value of our products and services versus alternatives. If our efforts to satisfy our existing student user base are not successful or become less effective, or if the cost of such efforts were to significantly increase, we may not be able to attract new students as successfully or efficiently and we may not be able to retain existing students on our platform. As a result, our business, growth, results of operations, and financial condition could be adversely affected.

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

We believe our brands are a key asset of our business. Developing, protecting, and enhancing our “Chegg” brands are critical to expanding our student user base and increasing student engagement. Having a strong brand can counteract the significant student turnover we experience from year to year as students graduate, and differentiate us from our competitors.

To succeed in our efforts to strengthen our brands’ identities, we must, among other activities:

•maintain our reputation as a trusted technology platform and source of content, services, and textbooks for students;
•maintain and improve the quality of our existing products, services, and technologies;
•introduce compelling products and services;
•adapt to changing technologies, including artificial intelligence and machine learning, and changes in the learning environment;
•protect user data, such as passwords and personally identifiable information;
•adapt to students’ rapidly changing tastes, preferences, behavior, and brand loyalties;
•continue to expand our reach to students in high school, college, graduate school, lifelong learners throughout their careers, and internationally;
•ensure that the student-posted content to our website is reliable and does not infringe on third-party copyrights or violate other applicable laws, our terms of use, or the ethical codes of those students’ colleges;
•ensure that our experts' content is reliable and helpful;
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

•concern from colleges and regulatory agencies regarding how students use our content offerings, such as our Expert Questions and Answers service;
•student concerns related to privacy and use of data in our products and services;
•the reputation of the products and services of competitive companies; and
•students’ misuse of our products and services in ways that violate our terms of services, applicable laws, or the code of conduct at their colleges.

The uncertainty surrounding the evolving educational landscape, the state of the student, the demand for our evolving offerings, and the lingering impact of the COVID-19 pandemic make it difficult to predict our operational trends and results of operations.

The uncertainty surrounding the evolving educational landscape, the demand and market for our products and services, and the lingering impact of the COVID-19 pandemic make it difficult to predict our operational trends and results of operations, particularly with respect to our newer offerings, and the ultimate market size for our products and services. If the market and demand for a comprehensive learning platform does not develop as we expect, or if we fail to address the needs of this market, our business and prospects would be harmed. We face risks, expenses, and difficulties related to our specific business model, including the risks more fully described throughout this “Risk Factors” section, which impede our ability to successfully accomplish the following, among other items:

•enhance and expand our Chegg Services offerings including developing new products and services;
•develop and pursue a profitable business model and pricing strategy;
•acquire complementary products and services to expand and enhance our offerings;
•attract and retain students and increase their engagement with our content;
•expand our offerings internationally;
•prevent students from sharing accounts with other students;
•prevent students from misusing our products and services in ways that violate our terms of services, applicable laws, or the code of conduct at their educational institutions; and
•develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods each academic term.

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
•rapidly changing technological developments, such as artificial intelligence and machine learning, that may disrupt the education landscape;
•the number and types of classes our students are taking and whether they choose to take those classes pass/fail;
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
•operating costs and capital expenditures relating to content and the expansion of our business; and
•general macroeconomic conditions, including inflation, recession, and the war in Ukraine.

We have focused in the past, and expect to continue to focus in the future, on expanding our offerings, in many instances through the acquisition of other companies, such as Busuu, Mathway and Thinkful. Our newer products and services, such as skills-based learning and language learning, may not be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment. We have encountered and will continue to encounter these risks, and if we do not manage them successfully, our business, financial condition, results of operations, and prospects may be materially and adversely affected.

U.S. colleges may continue to face reduced enrollment and students may continue to take fewer and less rigorous classes, which could negatively impact our business and results of operations.

According to the National Student Clearinghouse, total undergraduate college enrollment in the United States has decreased by over 7%, or a loss of over 1 million students, since the beginning of the COVID-19 pandemic. Chegg derives a significant portion of its revenue from students attending U.S. colleges; and as such, a continued decrease in the number of students enrolled in U.S. colleges could materially negatively impact our business, growth, results of operations, and financial condition.

Our international operations, and the expansion thereof, subject us to increased challenges, risks, and costs, which could adversely affect our business, financial condition, and results of operations.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition to our employee base in the United States, we have employees in Germany, Canada, Israel, India, the United Kingdom and Spain, and we have retained professional employer organizations and staffing agencies to engage personnel in certain additional international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy and education regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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
•different pricing environments, difficulties in adopting and supporting new and different payment preferences, and collections issues;
•new and different sources of competition and practices which may favor local competitors;
•the ability to protect and enforce intellectual property rights abroad;
•the educational regulatory regime in certain countries and their ability to levy civil and criminal penalties on, or completely block students from accessing, services like Chegg;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, legal systems, and alternative dispute systems, including, but not limited to, employment, tax, privacy and data protection, economic sanctions and export controls, U.S. and other anti-boycott authorities, anti-money laundering laws, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act, the Office of Foreign Assets Controls, and the U.K. Bribery Act;
•increased financial accounting and reporting burdens, complexities, and commercial infrastructures;
•risks associated with international payment methods, including risks associated with fraudulent payments;
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

If search engines’ methodologies are modified or our search result page rankings decline for other reasons, student discovery of, and engagement with, our website could decline, which may harm our business and results of operations.

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

Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with appropriate products, content, people, or services. Part of our strategy is to offer students new products and services in an increasingly relevant and personalized way. We may develop such products and services independently, by acquisition, or in conjunction with third parties. In the future, we may invest in new products and services and other initiatives, but there is no guarantee these approaches will be successful. The markets for new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers and/or government regulatory approvals and licenses necessary to allow a new or existing product or service to function. If our new or enhanced products and services do not engage our students or attract new students, or if we cannot obtain desirable third party content, we may not grow our student base or generate sufficient revenues, operating margin, or other value to justify our investments, and our business could be adversely affected.

Our historical growth may not be indicative of our future growth, and we expect our revenue growth rate to decline compared to prior years.

We experienced volatile revenue growth in recent periods with revenues of $766.9 million and $776.3 million during the years ended December 31, 2022 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years or turn negative for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, lower revenues from print textbooks as a result of our partnership with GT Marketplace, LLC (GT) beginning in April 2022, slowing demand for our platform or offerings, increasing competition, increasing regulation, lower enrollment in higher education, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline or turn negative, as the world recovers from the COVID-19 pandemic and societal and economic circumstances shift.

We face competition in all aspects of our business, and we expect such competition to increase.

Our products and services compete for students and we expect such competition to increase. Chegg Services faces competition based on the particular offering. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, Bartleby, and Brainly. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math, we face competition from other equation solver services, such as Photomath, Gauthmath, and Symbolab. For Busuu, our competitors primarily include language learning platforms, such as Duolingo and Babbel. For Skills, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy.

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

If we fail to innovate in response to rapidly evolving technological and market developments, including artificial intelligence, our competitive position and business prospects may be harmed.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These may include new software applications or related services based on artificial intelligence, machine learning, or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, start-up companies and others. New technologies, including those based on artificial intelligence, can provide students with more immediate responses than traditional tools. Over time, the accuracy of these tools and their ability to handle complex questions may improve, which may be disruptive to education technology businesses, such as ours.

We cannot predict the effect of technological changes on our business. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could have a material adverse impact on our overall business and results of operations. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, growth and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have experienced significant net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. As of December 31, 2022, we had an accumulated deficit of $70.6 million. We expect to make significant investments in the development and expansion of our business and, as a result, our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may be more expensive than we anticipate. We may incur significant losses in the future for a number of reasons, including slowing or lower demand for our products and services, increasing competition, decreased spending on education, and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, delays, and other unknown factors, as we pursue our business plan. While our Subscription Services revenues have grown in recent periods, this growth may not be sustainable and we may not be able to achieve or maintain profitability. To sustain profitability, we may need to change our operating infrastructure, scale our operations more efficiently, reduce our costs, or implement changes in our product and services offerings. If we fail to timely implement these changes or we cannot implement them for any reason, including due to factors beyond our control, our business may suffer, which may hinder our ability to sustain or increase such profitability.

Our business depends on general economic conditions and their effect on spending behavior by students and advertising budgets.

Our business is dependent on, among other factors, general economic conditions, which affect student spending and brand advertising. Prior to the COVID-19 pandemic, state and federal funding levels at colleges across the United States remained below historic levels, which led to increased tuition and decreased amounts of financial aid offered to students. The COVID-19 pandemic adversely affected federal and state budgets for education and caused significant economic volatility. To the extent that these trends continue, students may elect to not attend colleges and universities and reduce the amount they spend on educational content and textbooks. In addition to decreased spending by students, brands may reduce their spend on our advertising services. Any of the foregoing may have an adverse effect on our business.

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

Our 2013 Equity Incentive Plan terminates on June 6, 2023. We expect that our shareholders will vote on a new equity incentive plan at our upcoming annual shareholders meeting for 2023. If our shareholders do not approve our new equity incentive plan, we may not be able to compensate our key employees commensurate with other companies in the San Francisco Bay Area with whom we compete for talent, and we may lose their services. In addition, we may not be able to attract their replacements. If we cannot retain our key employees, we may not be able to achieve our business objectives and our financial condition could be materially negatively impacted.

We depend on mobile app stores and operating systems to grow our student user base and their engagement with our learning platform.

There is no guarantee that students will use our mobile apps, such as the mobile version of our website, m.chegg.com, and Chegg Study, rather than competing products. We are dependent on the interoperability of our mobile apps with popular third-party mobile operating systems such as Google's Android and Apple's iOS, and their placement in popular app stores like the Google Play Store and the Apple App Store, and any changes in such systems that degrade our products’ functionality or give preferential treatment or app store placement to competitive products could adversely affect the access and usage of our applications on mobile devices. If it is more difficult for students to access and use our apps on their mobile devices, our student growth and engagement levels could be harmed.

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

We rely on AWS and other third-party software and service providers to provide systems, storage, and services, including user login authentication, for our website. Our reliance makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by third-party providers, including AWS, could harm our reputation or brand, cause us to lose subscribers or revenues or incur substantial recovery costs and distract management from operating our business. Further, these third-party software and service providers may experience operational difficulties, including increased usage of their software and services from time to time. If they cannot adapt to the increase in demand or fail to ensure availability of their software and services, our ability to service users’ requests may be impacted, which could have an adverse impact on our result of operations.

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

Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.

Currently, we are involved in various legal proceedings, including securities litigation, derivative suits, putative class actions, and other matters described elsewhere herein. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by subscribers, employees, suppliers, competitors, government agencies, stockholders, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business in the way that it is currently operated, which could have an adverse effect on our business, financial condition, and operating results.

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

Our business is seasonal, and disruptions during peak periods can make, and have made, our operating results difficult to predict.

Revenues from Subscription Services are primarily recognized ratably over the subscription term which has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. We typically experience our greatest number of subscriber acquisitions during the last two weeks of August and first two weeks of September and to a lesser degree in January and February. The increased volume of subscribers during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our revenues. Additionally, our students could become dissatisfied with such delays and discontinue their use of our service, which could adversely affect our results of operations.

As a result of this seasonality, which corresponds to the academic calendar, our revenues may fluctuate significantly quarter to quarter depending upon the timing of where we are in our “rush” cycle and sequential quarter-over-quarter comparisons of our net revenues and operating results are not likely to be meaningful. In addition, shifting enrollments could impact the seasonality of our business and further make our results of operations difficult to predict.

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

The growth of our business and our brand depends on the ability of students to access the Internet and the products and services available on our website, in particular in non-U.S. countries. Colleges that provide students with access to the Internet either through on-campus computer terminals or Internet access points on campus could block or restrict access to our website, content, or services or the Internet generally for a number of reasons, including security, confidentiality, regulatory concerns, or if they believe our products or services contradict or violate their policies. If governments or colleges modify their laws or policies, or choose to apply laws or policies, in ways that are detrimental to the growth of our student user base or in ways that make it harder for students to use our website, the overall growth in our student user base would slow, student engagement would decrease and we would lose revenues. Any reduction in the number of students directed to our website would harm our business and results of operations.

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

We are subject to U.S. trade control laws that may restrict growth prospects and impose liability if we are non-compliant.

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

Our customers outside of the United States generated approximately 15% of our net revenues during the year ended December 31, 2022, and our growth strategy includes further expanding our operations and customer base across all major global markets. An escalation in sanctions or export controls against regions where we operate, or the issuance of new sanctions designations or export restrictions against individuals and entities located in various regions, could result in decreased ability to provide our platform, services and software applications to existing or potential customers. Any limitation on our ability to operate in various global markets could adversely affect our business performance and growth prospects.

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

The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters including revenue recognition and deferred revenue, impairment of acquired intangible assets and other long-lived assets, goodwill and indefinite lived intangible assets, share-based compensation expense, and benefit from (provision for) income taxes. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Significant Judgments and Estimates.”

Risks Related to Intellectual Property

If we become subject to liability for the Internet content that we publish or that is uploaded to our websites by students or other users, our results of operations could be adversely affected.

As a publisher and distributor of online content, including content uploaded by both by Chegg itself and by our users, we face potential liability for claims related to intellectual property rights including copyright and trademark infringement, rights of publicity or privacy, defamation, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, or other claims based on the nature and content of materials that we publish or distribute. In addition, the applicability and scope of these and other laws and regulations, as interpreted by the courts, remain uncertain and could be interpreted in ways that harm our business. For example, we rely on statutory safe harbors, like those set forth in the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act in the U.S. and the E-Commerce Directive in Europe, to protect against liability. Legislation or court rulings affecting these safe harbors may adversely affect us and may impose significant operational challenges. There are legislative proposals and pending litigation in the U.S. (such as Gonzalez v. Google), EU, and around the world that could diminish or eliminate safe harbor protection for websites and online platforms.

We have in the past and may in the future receive communications containing allegations of infringement, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may try to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we fail to resolve such disputes, litigation may result. For example, on September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Litigation to defend these claims could be costly, divert our technical and management personnel, render us unable to use our current website or to market our service or sell our products and therefore harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

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

Changes in or our failure to comply with the requirements for eligibility for the Digital Millennium Copyright Act (DMCA) safe harbors could harm our business.

The DMCA has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting or for listing or linking to, content or third-party websites that include materials or other content that infringe copyrights, provided we comply with the strict statutory requirements of the DMCA. The applications and interpretations of the statutory requirements of the DMCA are evolving and may be modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to potential liability for caching or hosting, or for listing or linking to, content or third-party websites that include materials or other content that infringe copyrights. The safe harbors available under the DMCA can limit liability for copyright infringement in the U.S., but they do not limit our liability for infringement of other intellectual property or proprietary rights, they do not apply outside the U.S., and they do not prevent or address requests for injunctive relief. Any determination in litigation that a DMCA safe harbor does not shield us from liability could negatively impact our business, financial condition, and results of operations.

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

Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks, and other proprietary rights and we may not be able to prevent infringement, misappropriation, or other violations. Any attempt by us to prevent or address such violations may involve substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for students to find our website, our content, and our services. If we pursue litigation to assert our intellectual property or proprietary rights, an adverse decision could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations.

We are a party to a number of third-party intellectual property license agreements. For example, we have entered into agreements with textbook publishers that provide access to textbook questions and other content for our Chegg Study subscription service. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may want or need to obtain additional licenses or renew existing license agreements. We cannot predict whether other license agreements can be obtained or renewed on acceptable terms, or at all. For example, our license agreements with multiple textbook publishers, including Pearson Education, Inc. expired or terminated without renewal. Any failure to obtain or renew such third-party intellectual property license agreements on commercially competitive terms could adversely affect our business and results of operations.

We are, and may in the future be, subject to intellectual property claims, which are costly to defend and could harm our business, financial condition, and results of operations.

From time to time, third parties have alleged and are likely to allege in the future that we or our business infringes, misappropriates, or otherwise violates their intellectual property or proprietary rights beyond those circumstances discussed in other risk factors contained in this Section, “Risks Relating to Our Intellectual Property.” Many companies, including various “non-practicing entities” or “patent trolls,” devote significant resources to developing or acquiring patents that could affect aspects of our business. Our patent portfolio may provide little or no deterrence in any litigation involving non-practicing entities or other adverse patent owners that have no relevant solution revenue, as we would not be able to assert our patents against such entities or individuals. For instance, on November 5, 2018, a non-practicing entity (NPE) filed an action against us in the U.S. District Court for the Southern District of New York captioned NetSoc, LLC v. Chegg, Inc., Civil Action No. 1:18-CV-10262-RAC (the NetSoc Action).

While we intend to vigorously defend any intellectual property claims, our technologies may not be able to withstand all third-party claims or rights against their use. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that a favorable outcome will be obtained. We also may be required to settle such litigation and disputes on terms that are unfavorable to us. The terms of any settlement or judgment may require us to cease some or all of our operations and/or pay substantial amounts to the other party.

Additionally, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology and there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.

Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

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

Risks Related to Data Privacy

The compromise of our information technology systems or data, including through computer malware, viruses, hacking, phishing attacks, spamming and other security incidents, could harm our business and results of operations.

We process personal data regarding various individuals, including students, tutors, educators, and our employees, as well as other sensitive data, including intellectual property and confidential and proprietary business information. We, and our service providers and other third parties upon which we rely, are subject to a variety of evolving security threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. For example, severe ransomware attacks are becoming increasingly prevalent. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, nation-state actors are expected to continue to engage in cyber-attacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and our service providers and other third parties upon which we rely, may be vulnerable to a heightened risk of these attacks. Furthermore, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees, as well as employees of our service providers and other third parties on which we rely, utilize network connections, computers and devices outside our premises or network, including while working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Moreover, we rely heavily on SaaS enterprise resource planning systems to conduct our e-commerce and financial transactions and reporting. In addition, we utilize third-party cloud computing services in connection with our business operations. Our reliance on these and other third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts and to otherwise assist in the operation of our business increases our risk exposure as our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

If our data or security measures, or the security measures of our service providers, other third parties upon which we may rely or companies we may acquire, are compromised, disrupted or breached or are perceived to have been compromised, disrupted or breached, including as a result of any of the aforementioned threats or other cyberattacks, online or offline fraud, other intentional misconduct by computer hackers, employee error or malfeasance, social-engineering attacks, credential harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods or other similar threats or activities (including those Chegg has experienced in the past, as discussed below), we could face a variety of adverse consequences. For example, we could be required to expend significant capital and other resources to address the problem and could face or be subject to litigation (including class action litigation such as those matters identified below) and enforcement actions, investigations, audits, additional reporting requirements and/or oversight, data processing restrictions, indemnity obligations, damages, penalties and costs for remediation, damage our reputation or brand, interruptions in our operations (including availability of data), and similar harms. Security incidents, including those Chegg has experienced in the past, as identified below, and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders, including regulators and impacted individuals, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to additional adverse consequences. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We may expend significant resources or modify our business activities to try to protect against threats to our security or systems. However, while we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We have experienced security incidents in the past. For example, in April 2018, an unauthorized individual gained access to and exfiltrated user data for approximately 40 million users of chegg.com and certain other services in our family of brands, including EasyBib, (the “2018 Data Incident”). The types of information that may have been obtained by the threat actor included a Chegg user’s name, email address, shipping address, Chegg username, and Chegg password. For a small percentage of the impacted users who had entered details into our scholarship search service, the incident also exposed information about additional personal characteristics, including dates of birth, parents’ income range, sexual orientation, religious denomination, heritage and information concerning disabilities.

Following the 2018 Data Incident, a purported securities class action captioned Shah v. Chegg, Inc. et. al. (Case No. 3:18-cv-05956-CRB) was filed in the U.S. District Court for the Northern District of California against us and our CEO. The complaint was filed by a purported Chegg stockholder and alleged claims under Sections 10(b) and 20(a) of the Exchange Act, as amended, based on allegedly misleading statements regarding our security measures to protect users’ data and related internal controls and procedures, as well as our second quarter 2018 financial results. This case was voluntarily dismissed without prejudice in March 2019. Moreover, following the 2018 Data Incident, we received notices that an aggregate of 16,691 arbitration demands were filed against us by individuals alleging that they had suffered damages in connection with the 2018 Data Incident. All such arbitral demands have been resolved. For further information on these actions, see Note 13, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Furthermore, in June 2020, we received a civil investigative demand (“CID”) from the United States Federal Trade Commission (“FTC”) related to our privacy and data security practices. In October 2022, the FTC issued a proposed complaint against us alleging that we violated the Federal Trade Commission Act by failing to provide reasonable security for consumers’ personal information and that our alleged security shortcomings contributed to the 2018 Data Incident and several other security incidents in 2017, 2019, and 2020 that exposed sensitive personal information of users and employees. In October 2022, without any admission of liability, we entered into an agreement with the FTC containing a proposed consent order that will significantly impact our data security and privacy practices. The FTC consent order was finalized in January 2023. The FTC consent order requires us to establish, implement and maintain a comprehensive information security program, provide multi-factor authentication methods as an option or requirement for consumers, document and adhere to a detailed information retention schedule and provide consumers with online tools they can use to request access to or the deletion of their personal information. The consent order also requires us to obtain initial and biennial assessments of our information security program from an independent third-party assessor and comply with detailed reporting requirements for the 20 year-duration of the order. Any violations of the proposed order after it becomes effective could expose us to significant civil penalties, further injunctions and other adverse consequences.

Additionally, after the FTC’s preliminary approval of the consent order was publicly announced, a putative class action captioned Keller v. Chegg, Inc. (Case No. 22-cv-6986-JD) was filed in November 2022 in the U.S. District Court for the Northern District of California. The complaint was filed by a purported Chegg user and alleges various claims based on Chegg’s failure to take reasonable security measures. The plaintiff asserts claims under negligence; negligence per se; the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750, et seq.; the California Consumer Privacy Act, Cal. Civ. Code § 1798.150; and the Declaratory Judgment Act, 28 U.S.C. §§ 2201, et seq. The Plaintiff seeks relief that certifies a class, damages, a declaratory judgment, injunctive relief, and attorneys’ fees and costs.

Actions and investigations such as the foregoing, and any similar or other actions, claims, litigation, investigations or events, whether arising from prior or future incidents, may harm our business and cause us to suffer adverse consequences.

Furthermore, prior to our acquisition of Thinkful and Mathway, each discovered that an unauthorized party may have gained access to certain confidential information or personal information of users.

While we have made enhancements to our cybersecurity controls following our discovery of these prior events, including implementing physical, technical, and administrative safeguards designed to further protect our systems, our efforts to prevent hackers and others from entering our computer systems or accessing our data may not be fully effective and we cannot guarantee that future events will not occur that have a material impact on our business.

Additionally, we rely on computer systems globally to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a fail-over capability to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. Such interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods or if multiple of our service facilities experiences outages at the same time. Our facilities are also vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events as well as the cyber-attacks and security risks and threats discussed above.

We collect, process, store and use personal information and other sensitive data, which subjects us to stringent and evolving U.S. and foreign laws, governmental regulation, contractual obligations, policies and other legal obligations.

In the ordinary course of business, we collect, receive, process, store, disclose, make accessible and otherwise use personal information and other sensitive data, including proprietary and confidential business data and intellectual property, from various parties, including students, tutors, educators and employees. We may enable students and others to share their personal information with each other and with third parties and to communicate and share information into and across our platform. Our data processing activities may subject us to numerous data privacy and security obligations, including foreign, federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other user data, including from minors under the age of 18, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Students who use some of our services, including high school students who use our Chegg Writing and Chegg Prep services, may be under the age of 18. Accordingly, our business is subject to certain laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to minors and impose additional restrictions on the ability of online services to collect information from minors. Although our policy is to avoid knowingly collecting personal information from children under the age of 13 and we do not believe that our websites or online services are directed to children under the age of 13, regulators or private plaintiffs could disagree with this assessment and challenge our compliance with the federal Children’s Online Privacy Protection Act and its implementing rules (“COPPA”) which impose enhanced notice, verifiable parental consent, data minimization, security and other data privacy requirements on child-directed sites and online services that our services are not designed to support.

Additionally, we may be subject to certain marketing laws that govern our use of personal information. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. Furthermore, under various other privacy laws and other obligations, we may be required to obtain certain consents to process personal data.

Foreign privacy, data protection, and other laws and regulations, particularly in Europe, are often at least as restrictive as, if not more restrictive than, those in the United States. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.

In addition, some countries (including Europe) and states are considering or have passed legislation implementing requirements with respect to cross-border transfers of data or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For example, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses (“SCCs”), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland similarly restricts personal data transfers outside of those jurisdictions to countries that do not provide an adequate level of personal data protection.

Furthermore, European legislative proposals and present laws and regulations – other than the EU and UK GDPR – apply to cookies and similar tracking technologies, electronic communications, and marketing and regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities.

Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration. As individuals become increasingly aware of and resistant to the collection, use, and sharing of personal information in connection with advertising, some users have opted out of our processing of personal data for advertising purposes, which has negatively impacted our ability to collect certain user data and our advertising partners’ ability to deliver relevant content, and more may do so in the future.

In addition to data privacy and security laws, we may be or may become subject to industry standards adopted by industry groups. For example, we may rely on vendors to process payment card data, and we, or those vendors, may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. We also have internal and publicly posted policies regarding, and are bound by contractual commitments with respect to, our collection, processing, use, disclosure, deletion and security of information. The publication of our privacy policies, our contracts and other documentation that provide commitments about data privacy and security can subject us to potential actions and other adverse consequences.

Public scrutiny of Internet privacy issues and actual or perceived failure to comply with our obligations with respect to privacy and data security could harm our business, including by damaging our reputation and relationships with students and educators.

We strive to comply with all applicable laws, policies, contractual obligations, and industry codes of conduct relating to privacy and data protection. However, U.S. federal, state and local, and international laws and regulations regarding privacy and data protection are rapidly evolving and may be inconsistent and we could be deemed out of compliance as such laws and their interpretations change. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies, particularly those offering online services, have recently come under increased public scrutiny.

Any failure or perceived failure by us, our personnel, or third parties on which we rely or with which we work to comply with the aforementioned privacy obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personal information or other data, may result in significant consequences, including governmental enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not to use personal information, or public statements against us by consumer advocacy groups or others and could cause students, tutors, educators, partners and others to lose trust in us, which could have an adverse effect on our business. Additionally, such events could lead to loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Noncompliance with certain privacy and data security laws we may be subject to could subject us to particularly significant penalties. For example, TCPA violations can result in penalties or criminal fines imposed by the Federal Communications Commission or statutory damages awards of up to $1,500 per violation imposed through private litigation or fines by state authorities. Additionally, the CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Furthermore, under the EU GDPR, companies may face temporary or definitive bans on data processing, fines of up to 20 million Euros or 4% of annual global revenue (whichever is greater), audits and inspections, private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, among other penalties.

Inability to comply with applicable data transfer restrictions may also present unique risks. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data (including data regarding foreign students) and work with partners, vendors and other third parties, injunctions against our processing or transferring of personal data necessary to operate our business, among other consequences.

We have in the past and may in the future be subject to regulatory investigations and actions or litigation in connection with any noncompliance with our privacy obligations or a security breach or related issue, and we could also be liable to third parties for these types of incidents. For instance, we have been subject to litigation and investigations as a result of past security incidents, as further described in the risk factor titled “The compromise of our information technology systems or data, including through computer malware, viruses, hacking, phishing attacks, spamming and other security incidents, could harm our business and results of operations,” and a consent order has been finally approved and entered by the FTC related to the same, as further described in Note 13, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We could face similar actions, or other actions related to our privacy and data security practices, in the future.

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

Our business, including our ability to operate internationally, could be adversely affected if new legislation or regulations are adopted or due to changes in interpretations or implementations of current legislation and regulations.

Any new or significant change to applicable laws, regulations or industry standards or practices regarding the use, disclosure or other processing of personal data could adversely affect our business, including insofar as it may require us to modify our products and services and limit our ability to develop new products and services.

For example, proposed or recently adopted EU laws could significantly affect our business in the future. For example, the Digital Services Act or “DSA” which entered into force on November 16, 2022 and will go into effect in late 2023 or early 2024, imposes new restrictions and requirements for our products and services, such as a prohibition on targeted advertising to minors in the EEA, and may significantly increase our compliance costs. The European Commission's proposed Artificial Intelligence (AI) Act could also impose new obligations or limitations affecting our business, if and when it enters into force. The legal landscape with respect to privacy and data security in the U.S. and elsewhere is similarly in flux with a number of pending legislative and regulatory proposals that could have significant impacts on our business, if effected.

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

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2022, we had $642.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The aggregate principal amount of the 2026 notes includes $100 million from the initial purchasers fully exercising their option to purchase additional notes. In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total principal amount of $800 million. As of December 31, 2022, the outstanding principal amount of our 2026 notes and 2025 notes was $500 million and $700 million, respectively.

The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act . Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes, which may not be redeemed prior to September 2023 for the 2026 notes and previously before March 2022 for the 2025 notes subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts, or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, public health crises, including the current COVID-19 pandemic, inclement weather, shelving accidents, or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and susceptible to wildfires. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or our distribution partners’ ability to fulfill orders for print textbook rentals and sales, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in November 2028. We have additional offices in Oregon and New York in the United States and internationally in the United Kingdom, India, and Israel. Our corporate office leases expire at varying times between 2023 and 2028. We believe our facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. For further information on our legal proceedings, see Note 13, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of January 31, 2023, there were 27 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended December 31, 2022.

Securities Repurchase Program

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2022, we had $642.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not repurchase any of our securities during the three months ended December 31, 2022.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of Chegg, Inc., the S&P 500 and the NASDAQ Composite and data for the S&P 500 and the NASDAQ Composite assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Aside from our discussion on net revenues, we have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Millions of people all around the world Learn with Chegg. Our mission is to improve learning and learning outcomes by putting students first. We support life-long learners all over the world, starting with their academic journey and extending through their careers. The Chegg platform provides products and services to support learners with their academic course materials, as well as their career and personal skills developments.

During the years ended December 31, 2022, and 2021, we generated net revenues of $766.9 million and $776.3 million, respectively, and in the same periods had net income of $266.6 million and net loss of $1.5 million, respectively.

We have changed our revenue disaggregation to Subscription Services and Skills and Other to better reflect the nature and timing of revenue and cash flows. Subscription Services includes revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings. Skills and Other includes revenues from our Skills, advertising services, print textbooks and eTextbooks offerings. We no longer present our Required Materials product line separately as we no longer expect to have significant revenue from our print textbook and eTextbooks offerings due to recognizing a revenue share as a result of our partnership with GT.

In April 2022, we entered into definitive agreements with GT Marketplace, LLC (GT) such that we will continue to offer our print textbook and eTextbook offerings on our website and maintain relationships with the students, however, GT has purchased our existing print textbook library and will continue to make print textbook investments and provide fulfillment logistics for print textbook transactions. Beginning December 2022, GT also began fulfilling eTextbook transactions. We expect that our partnership with GT provides an opportunity to grow faster with higher margins as we will no longer incur significant costs of revenue such as order fulfillment fees primarily related to shipping and fulfillment, publisher content fees for eTextbooks, and print textbook depreciation and write off expense. We will continue to incur costs of revenue such as payment processing fees and employee related costs as well as ongoing operating expenses such as platform infrastructure maintenance and transition costs.

In January 2022, we completed our acquisition of Busuu Online S.L. (Busuu), an online language learning company that offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community.

Our long-term strategy is centered upon our ability to utilize Subscription Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our offerings to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of our Subscription Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties. These include our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, and other factors, such as global macroeconomic conditions, which continue to evolve and affect our business and results of operations. Further, the education industry has experienced a slowdown as a result of decreased enrollments, which have not returned to pre-pandemic levels. Employment opportunities, compensation and other factors have led to steadily decreasing enrollments. Moreover, those students who have enrolled have been taking fewer and less rigorous classes and receiving less graded assignments. As a result, we are experiencing a deceleration in the growth rates of our services and revenues that may continue. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors.”

We have presented revenues for our two product lines, Subscription Services and Skills and Other, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Subscription Services” and “Skills and Other.”

Subscription Services

Our Subscription Services can be accessed internationally through our websites and on mobile devices and include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu. Students typically pay to access Subscription Services on a monthly basis. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math subscription service, including Mathway, helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math services, which also includes additional features such as flashcards, concept videos, practice questions and quizzes, and instructor-created materials through Uversity. Our Busuu language learning platform offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community.

Subscription Services revenues were 88%, 79%, and 71% of net revenues during the years ended December 31, 2022, 2021, and 2020, respectively.

Skills and Other

Our Skills and Other product line includes revenues from Skills, advertising services, print textbooks and eTextbooks. Our skills-based learning platform offers professional courses focused on the most in-demand technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. We also provide a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

Skills and Other revenues were 12%, 21%, and 29% of net revenues during the years ended December 31, 2022, 2021 and 2020, respectively.

Seasonality of Our Business

Revenues from Subscription Services are primarily recognized ratably over the subscription term which has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Certain variable expenses, such as marketing expenses, remain highest in the first and third quarters such that our profitability may not provide meaningful insight on a sequential basis. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.

Components of Results of Operations

Net Revenues

We recognize revenues net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards, and PayPal. Revenues from Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu are primarily recognized ratably over the monthly subscription period. Revenues from Skills are recognized either ratably over a six month course offering depending on the instruction type of the course, adjusted for an estimate of non-redemption. Revenues from advertising services are recognized upon fulfillment. Beginning in April 2022, revenues from print textbooks owned by GT are recognized immediately on a net basis based on our role in the transaction as an agent. Prior to April 2022, revenues from our print textbooks offering included operating lease income from print textbooks that we owned recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term or rental term, generally a two- to five-month period. Beginning in December 2022, revenues from eTextbooks fulfilled by GT are recognized immediately on a net basis based on our role in the transaction as an agent. Prior to December 2022, eTextbooks revenues were recognized ratably over the contractual period, generally a two- to five-month period. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transaction amount of a rental or sale transaction immediately when a print textbook ships to a student.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers, or acquire through acquisitions, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, order fulfillment fees primarily related to outbound shipping and fulfillment as well as publisher content fees for eTextbooks, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

As a result of our partnership with GT, we no longer incur costs associated with order fulfillment fees related to outbound shipping and fulfillment, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, and print textbook depreciation expense,

Operating Expenses

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

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net consists primarily of interest expense on the amortization of debt issuance costs related to the convertible senior notes. Other income (expense), net consists primarily of interest income, gains/losses on early extinguishment of the convertible senior notes, foreign currency gain on purchase consideration, realized gains/losses on the sale of our investments, loss on the change in fair value of derivative instruments and gains on the sale of our strategic equity investments.

Benefit From (Provision For) Income Taxes

Benefit from (provision for) income taxes consists primarily of the United States valuation allowance release, partially offset by income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
The following table summarizes our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2022		2021
Net revenues	$766,897	100%	$776,265	100%
Cost of revenues(1)	197,396	26	254,904	33
Gross profit	569,501	74	521,361	67
Operating expenses:
Research and development(1)	196,637	26	178,821	23
Sales and marketing(1)	147,660	19	105,414	14
General and administrative(1)	216,247	28	159,019	20
Total operating expenses	560,544	73	443,254	57
Income from operations	8,957	1	78,107	10
Total interest expense, net and other income (expense), net	94,989	13	(72,368)	(9)
Income before benefit from (provision for) income taxes	103,946	14	5,739	1
Benefit from (provision for) income taxes	162,692	21	(7,197)	(1)
Net income (loss)	$266,638	35%	$(1,458)	0%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$2,484		$1,621
Research and development	41,335		37,131
Sales and marketing	13,857		13,887
General and administrative	75,780		56,207
Total share-based compensation expense	$133,456		$108,846

Years Ended December 31, 2022, 2021 and 2020

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2022		Change in 2021
	2022	2021	2020	$	%	$	%
Subscription Services	$671,968	$616,817	$460,612	$55,151	9%	$156,205	34%
Skills and Other	94,929	159,448	183,726	(64,519)	(40)	(24,278)	(13)
Total net revenues	$766,897	$776,265	$644,338	$(9,368)	(1)	$131,927	20

Subscription Services revenues increased by $55.2 million, or 9%, during the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily due to an increased global brand awareness and penetration, including our acquisition of Busuu, which closed in January 2022, and increased students subscribing to the Chegg Study Pack. Subscription Services revenues represented 88% and 79% of net revenues during the years ended December 31, 2022 and 2021, respectively. Skills and Other revenues decreased by $64.5 million, or 40%, during the year ended December 31, 2022 compared to the same period in 2021. The decrease was primarily due to lower revenues from print textbooks as a result of our partnership with GT beginning in April 2022 and lower unit volumes driven by decreased college enrollments, partially offset by an increase in revenues related to our Skills offerings. Skills and Other revenues represented 12% and 21% of net revenues during the years ended December 31, 2022 and 2021, respectively.

Subscription Services revenues increased by $156.2 million, or 34%, during the year ended December 31, 2021, compared to the same period in 2020. The increase was primarily due to our efforts to reduce account sharing, increased global brand awareness and penetration, including our acquisition of Mathway, which closed in June 2020. Subscription Services revenues represented 79% and 71% of net revenues during the years ended December 31, 2021 and 2020, respectively. Skills and Other revenues decreased by $24.3 million, or 13%, during the year ended December 31, 2021 compared to the same period in 2020. The decrease was primarily due to lower unit volumes driven by decreased college enrollments and various print textbook logistics challenges. Skills and Other revenues represented 21% and 29% of net revenues during the years ended December 31, 2021 and 2020, respectively.

Years Ended December 31, 2022 and 2021

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2022
	2022	2021	$	%
Cost of revenues(1)	$197,396	$254,904	$(57,508)	(23)%

(1) Includes share-based compensation expense of:	$2,484	$1,621	$863	53%

As a result of our partnership with GT, cost of revenues decreased due to lower order fulfillment fees, net change in the gain on textbook library, lower print textbook depreciation expense, and lower cost of textbooks purchased by students.

Cost of revenues decreased $57.5 million, or 23%, during the year ended December 31, 2022, compared to the same period in 2021. The decrease was primarily attributable to lower order fulfillment fees of $41.4 million driven by lower unit volumes, net change in the gain on textbook library of $15.9 million, driven by the sale of print textbooks to GT in April 2022 and lower write-downs, lower cost of textbooks purchased by students of $11.2 million, lower print textbook depreciation expense of $9.2 million, lower transitional logistic charges of $5.9 million, lower customer support fees of $1.5 million, partially offset by higher other depreciation and amortization expense of $18.4 million, incremental cost of tutors, as a result of our acquisition of Busuu, of $8.8 million and higher web hosting fees of $1.1 million. Gross margins increased to 74% during the year ended December 31, 2022, from 67% during the same period in 2021.

Operating Expenses

The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2022
	2022	2021	$	%
Research and development(1)	$196,637	$178,821	$17,816	10%
Sales and marketing(1)	147,660	105,414	42,246	40
General and administrative(1)	216,247	159,019	57,228	36
Total operating expenses	$560,544	$443,254	$117,290	26

(1) Includes share-based compensation expense of:
Research and development	$41,335	$37,131	$4,204	11%
Sales and marketing	13,857	13,887	(30)	0
General and administrative	75,780	56,207	19,573	35
Share-based compensation expense	$130,972	$107,225	$23,747	22

The increases in employee-related operating expenses noted below during the year ended December 31, 2022, compared to the same period in 2021, are largely driven by incremental employees from our acquisition of Busuu.

Research and Development

Research and development expenses during the year ended December 31, 2022 increased by $17.8 million, or 10%, compared to the same period in 2021. The increase was primarily attributable to higher employee-related expenses, including share-based compensation expense, of $13.0 million and higher technology expenses to support our research and development of $4.7 million. Research and development expenses as a percentage of net revenues were 26% during the year ended December 31, 2022 compared to 23% of net revenues during the same period in 2021.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2022 increased by $42.2 million, or 40%, compared to the same period in 2021. The increase was primarily attributable to increased international marketing spend, including incremental marketing spend from Busuu, of $17.9 million, higher other depreciation and amortization expense of $9.5 million, and higher employee-related expenses, including share-based compensation expense, of $8.8 million. Sales and marketing expenses as a percentage of net revenues were 19% during the year ended December 31, 2022 compared to 14% of net revenues during the same period in 2021.

General and Administrative

General and administrative expenses in the year ended December 31, 2022 increased by $57.2 million, or 36%, compared to the same period in 2021. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $44.5 million and impairment of lease related assets of $5.2 million. General and administrative expenses as a percentage of net revenues were 28% during the year ended December 31, 2022 compared to 20% during the same period in 2021.

Interest Expense, Net and Other Income (Expense), Net

The following table sets forth our interest expense, net, and other income (expense), net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2022
	2022	2021	$	%
Interest expense, net	$(6,040)	$(6,896)	$856	(12)%
Other income (expense), net	101,029	(65,472)	166,501	n/m
Total interest expense, net and other income (expense), net	$94,989	$(72,368)	$167,357	n/m
_______________________________________
*n/m - not meaningful

Interest expense, net decreased by $0.9 million, or 12%, during the year ended December 31, 2022, compared to the same period in 2021. The decrease was primarily due to the partial extinguishment of the 2026 notes in 2022 as well as the full redemption of the 2023 notes in 2021.

Other income (expense), net increased by $166.5 million during the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily due to the $93.5 million gain on early extinguishment of a portion of the 2026 notes, $5.7 million increase in interest income, the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu, and the absence of certain items in 2021 including the $78.2 million loss on early extinguishment of debt of a portion of the 2025 notes and the $7.1 million net loss on the change in fair value of derivative instruments, partially offset by a $9.5 million increase in realized losses on the sale of certain investments primarily to align with our updated investment policy, and the absence of the $12.5 million gain on the sale of the strategic equity investments in 2021.
See Note 11, “Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the gain on early extinguishment of a portion of the 2026 notes and 2025 notes.

Benefit from (provision for) income taxes

The following table sets forth our benefit from (provision for) income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2022
	2022	2021	$	%
Benefit from (provision for) income taxes	$162,692	$(7,197)	$169,889	n/m
_______________________________________
*n/m - not meaningful
The change in benefit from (provision for) income taxes was primarily due to the release of the valuation allowance against a substantial amount of our U.S. and certain state jurisdictions deferred tax assets. See Note 17, “Income Taxes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.3 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. In February 2022 and December 2021, we entered into accelerated share repurchase (ASR) agreements with financial institutions for $600 million.

During the year ended December 31, 2022, we also repurchased 1,146,803 shares of our common stock for $23.1 million through open market repurchases. Additionally, we've repurchased $500.0 million principal amount of the 2026 notes, $100.0 million principal amount of the 2025 notes and $57.4 million principal amount of the 2023 notes in privately-negotiated transactions for aggregate consideration of $734.4 million. As of December 31, 2022, $642.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of December 31, 2022, we have incurred cumulative losses of $70.6 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

The following table is a summary of our contractual obligations and other commitments as of December 31, 2022 (in thousands):

	Less than				More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible senior notes (1)	$1,202,166	$875	$1,312	$1,199,979	$—
Purchase obligations (2)	54,632	42,048	12,454	130	—
Operating lease obligations (3)	22,542	7,733	8,262	6,122	425
Total contractual obligations	$1,279,340	$50,656	$22,028	$1,206,231	$425
_____________________________________________________
(1) Includes semi-annual cash interest payments of $0.4 million. Our convertible senior notes are recorded on our consolidated balance sheets at the carrying amount of $1.2 billion as of December 31, 2022.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our corporate offices are leased under operating leases, which expire at various dates through 2028.

In addition, our other long-term liabilities include $5.0 million related to uncertain tax positions as of December 31, 2022. The timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year. As a result, this amount is not included in the above table.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of December 31, 2022, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate some of these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Years Ended December 31,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$255,736	$273,224
Net cash provided by (used in) investing activities	104,891	(365,768)
Net cash (used in) provided by financing activities	(744,803)	466,722

Cash Flows from Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022 was $255.7 million. Our net income of $266.6 million was adjusted by significant non-cash operating expenses including share-based compensation expense of $133.5 million, other depreciation and amortization expense of $90.0 million, realized loss on the sale of investments of $9.7 million, partially offset by the gain on early extinguishment of debt of $93.5 million and the tax benefit related to release of valuation allowance of $174.6 million.

Net cash provided by operating activities during the year ended December 31, 2021 was $273.2 million. Our net loss of $1.5 million was adjusted by significant non-cash operating expenses including share-based compensation expense of $108.8 million, the loss on early extinguishment of debt of $78.2 million, other depreciation and amortization expense of $63.3 million, the net loss on textbook library of $11.0 million, which was primarily due to increased write-downs, print textbook depreciation expense of $10.9 million, the net loss on the change in fair value of derivative instruments of $7.1 million, operating lease expense, net of accretion, of $6.0 million, and amortization of debt issuance costs of $5.9 million, partially offset by the gain on sale of our strategic equity investments of $12.5 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 was $104.9 million and was related to the maturity of investments of $884.9 million and proceeds from sale of investments of $458.5 million partially offset by the purchases of investments of $730.5 million, the acquisition of business of $401.1 million, and purchases of property and equipment of $103.1 million.

Net cash used in investing activities during the year ended December 31, 2021 was $365.8 million and was related to the purchases of investments of $1.7 billion, purchases of property and equipment of $94.2 million, purchases of textbooks of $10.9 million, and the acquisition of business of $7.9 million partially offset by the maturity of investments of $1.2 billion, proceeds from sale of investments of $206.0 million, proceeds from the sale of our equity investments of $16.1 million and proceeds from disposition of textbooks of $8.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 was $744.8 million and was related to the repayment of a portion of our convertible senior notes of $401.2 million, repurchase of common stock of $323.5 million, payment of $26.5 million in taxes related to the net share settlement of equity awards offset by the proceeds from the issuance of common stock under stock plans of $6.5 million.

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

Revenue Recognition and Deferred Revenue

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. We have concluded that we control our Subscription Services, print textbooks that we own for rental or purchase until April 2022, and eTextbook service until December 2022 and therefore we recognize revenues and cost of revenues on a gross basis. Beginning in April 2022 for print textbooks and December 2022 for eTextbooks, we have concluded that GT controls the service and we recognize revenues on a net basis based on our role in the transaction as an agent. In relation to print textbooks owned by a partner, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn.

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

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-lived assets during the years ended December 31, 2022 and 2021.

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

Provision for Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax-planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

The calculation of tax expense and liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. To the extent that the final tax outcome of these matters may differ from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. As a result, significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, Euro, and British Pound Sterling, and changes in the relative value of the U.S. dollar to these currencies may have an impact. We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain amounts that are denominated in foreign currencies.

We accept foreign currencies from our international customers and our international revenues have grown to 15% and 11% of total net revenues during the years ended December 31, 2022 and 2021, respectively. Additionally, a portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies. Unfavorable fluctuations in foreign currency exchange rates may have an adverse impact on our total net revenues or total operating expenses, however, we do not believe a hypothetical 10% strengthening or weakening of the U.S. dollar against foreign currencies would have a material impact on our results of operations. To date, we have not entered into derivatives or hedging strategies to mitigate risk related to changes in foreign currency exchange rates and continually monitor our foreign currency exchange exposure.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $473.7 million and $854.1 million as of December 31, 2022 and 2021, respectively, and investments of $800.2 million and $1.4 billion as of December 31, 2022 and 2021, respectively. Our cash and cash equivalents consist of cash and money market funds and investments consist of commercial paper, corporate debt securities, U.S. treasury securities and agency bonds. Changes in U.S. interest rates, such as those that have occurred in 2022, affect the interest earned on our cash and cash equivalents and investments and the market value of those securities. A hypothetical 100 basis point increase or decrease in interest rates would result in a $6.0 million increase or decline in the fair value of our investments as of December 31, 2022. Any realized gains or losses resulting from interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash, cash equivalents, and investments in which we invested our cash.

We carry our notes at face value less unamortized debt issuance costs on our consolidated balance sheets. Because the 2026 notes and 2025 notes have a fixed annual interest rate of 0.0% and 0.125%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 11, “Convertible Senior Notes,” of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15.2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for income taxes - Deferred Tax Assets — Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2022, the Company recorded a benefit from income taxes primarily due to partial release of the valuation allowance resulting in a net deferred tax asset of $165.7 million as of December 31, 2022. The valuation allowance decreased by $202.2 million in the year end December 31, 2022. The release of the valuation allowance is the result of the Company’s expectation that their domestic operations will continue to be profitable and is based on a detailed evaluation of all available evidence.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the judgments and estimates management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income and assumptions related to the partial release of the valuation allowance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to deferred tax assets included the following, among others:

•We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•We utilized income tax specialists to assist in:
◦Evaluating the reasonableness of the methods, assumptions, and judgments used by management to determine the deferred tax assets and valuation allowance was necessary.
◦Testing the projected future reversal of temporary differences by jurisdiction, including underlying management assumptions.
◦Evaluating the timing of the valuation release and whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit and evaluated the reasonableness of management’s ability to accurately estimate future taxable income by comparing to historical results, internal budgets, and other publicly available information.

Convertible Senior Notes - Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company extinguished $500 million principal amount of the convertible senior notes due in 2026 (“2026 Notes”) which had a carrying value of $494.7 million for total consideration of $401.2 million (including $1.3 million in fees). The Company elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding. This resulted in a gain on extinguishment of $93.5 million.

Auditing the following elements involved a higher degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required of the Company’s accounting assessment of the settlement including the conclusion that the settlement should be accounted for as an extinguishment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the extinguishment of the 2026 Notes included the following, among others:

•We tested the operating effectiveness of the controls over the Company’s accounting for the extinguishment of the 2026 Notes.
•Our testing included reading the underlying agreements and evaluating the Company’s accounting analysis underlying the accounting of the 2026 Notes, including the determination of the balance sheet classification of each transaction, identification of any derivatives included in the arrangements, and determination that the 2026 Notes was a debt extinguishment.
•We utilized the assistance of professionals within our firm having experience in accounting for convertible debt instruments, and we evaluated management’s assessment of the accounting for the extinguishment.

/S/ DELOITTE & TOUCHE LLP

San Jose, California
February 21, 2023

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Busuu Online S.L., which was acquired on January 13, 2022, and whose financial statements constitute less than 1% of total assets and 5% of total net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Busuu Online S.L.

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

/S/ DELOITTE & TOUCHE LLP

San Jose, California
February 21, 2023

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$473,677	$854,078
Short-term investments	583,973	691,781
Accounts receivable, net of allowance of $394 and $153 at December 31, 2022 and December 31, 2021, respectively	23,515	17,850
Prepaid expenses	28,481	35,093
Other current assets	34,754	23,846
Total current assets	1,144,400	1,622,648
Long-term investments	216,233	745,993
Textbook library, net	—	11,241
Property and equipment, net	204,383	169,938
Goodwill	615,093	289,763
Intangible assets, net	78,333	40,566
Right of use assets	18,838	18,062
Deferred tax assets	167,524	1,365
Other assets	20,612	19,670
Total assets	$2,465,416	$2,919,246
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,367	$11,992
Deferred revenue	56,273	35,143
Accrued liabilities	70,234	67,209
Total current liabilities	138,874	114,344
Long-term liabilities
Convertible senior notes, net	1,188,593	1,678,155
Long-term operating lease liabilities	13,375	12,447
Other long-term liabilities	7,985	7,383
Total long-term liabilities	1,209,953	1,697,985
Total liabilities	1,348,827	1,812,329
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 126,473,827 and 136,951,956 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	126	137
Additional paid-in capital	1,244,504	1,449,305
Accumulated other comprehensive loss	(57,488)	(5,334)
Accumulated deficit	(70,553)	(337,191)
Total stockholders’ equity	1,116,589	1,106,917
Total liabilities and stockholders’ equity	$2,465,416	$2,919,246
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net revenues	$766,897	$776,265	$644,338
Cost of revenues	197,396	254,904	205,417
Gross profit	569,501	521,361	438,921
Operating expenses:
Research and development	196,637	178,821	170,905
Sales and marketing	147,660	105,414	81,914
General and administrative	216,247	159,019	129,349
Total operating expenses	560,544	443,254	382,168
Income from operations	8,957	78,107	56,753
Interest expense, net and other income, net:
Interest expense, net	(6,040)	(6,896)	(66,297)
Other income (expense), net	101,029	(65,472)	8,683
Total interest expense, net and other income (expense), net	94,989	(72,368)	(57,614)
Income (loss) before benefit from (provision for) income taxes	103,946	5,739	(861)
Benefit from (provision for) income taxes	162,692	(7,197)	(5,360)
Net income (loss)	$266,638	$(1,458)	$(6,221)
Net income (loss) per share
Basic	$2.09	$(0.01)	$(0.05)
Diluted	$1.34	$(0.01)	$(0.05)
Weighted average shares used to compute net income (loss) per share
Basic	127,557	141,262	125,367
Diluted	149,859	141,262	125,367
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$266,638	$(1,458)	$(6,221)
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments, net of tax	(1,348)	(5,729)	1,037
Change in foreign currency translation adjustments, net of tax	(50,806)	(1,135)	1,589
Other comprehensive (loss) income	(52,154)	(6,864)	2,626
Total comprehensive income (loss)	$214,484	$(8,322)	$(3,595)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	121,584	$122	$916,095	$(1,096)	$(416,292)	$498,829
Cumulative-effect adjustment to accumulated deficit related to adoption of ASU 2016-13	—	—	—	—	(88)	(88)
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	237,462	—	—	237,462
Purchase of 2026 convertible senior notes capped call	—	—	(103,400)	—	—	(103,400)
Equity component related to conversions of 2023 convertible senior notes	—	—	(442,667)	—	—	(442,667)
Issuance of common stock upon conversion of 2023 convertible senior notes	4,182	4	327,137	—	—	327,141
Proceeds from capped call related to conversions of 2023 convertible senior notes	—	—	77,095	—	—	77,095
Issuance of common stock upon exercise of stock options and ESPP	1,154	1	15,480	—	—	15,481
Net share settlement of equity awards	2,424	2	(80,680)	—	—	(80,678)
Share-based compensation expense	—	—	84,055	—	—	84,055
Other comprehensive income	—	—	—	2,626	—	2,626
Net loss	—	—	—	—	(6,221)	(6,221)
Balances at December 31, 2020	129,344	129	1,030,577	1,530	(422,601)	609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,921)	—	—	(236,921)
Issuance of common stock upon conversion of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions and extinguishments of 2023 notes and 2025 notes	—	—	67,770	—	—	67,770
Issuance of common stock upon exercise of stock options and ESPP	413	—	8,885	—	—	8,885
Net share settlement of equity awards	1,640	2	(94,423)	—	—	(94,421)
Repurchase of common stock	(8,403)	(8)	(299,992)	—	—	(300,000)
Share-based compensation expense	—	—	111,442	—	—	111,442
Other comprehensive loss	—	—	—	(6,864)	—	(6,864)
Net loss	—	—	—	—	(1,458)	(1,458)
Balances at December 31, 2021	136,952	137	1,449,305	(5,334)	(337,191)	1,106,917
Repurchases of common stock	(12,709)	(13)	(323,515)	—	—	(323,528)
Issuance of common stock upon exercise of stock options and ESPP	437	—	6,475	—	—	6,475
Net share settlement of equity awards	1,794	2	(26,549)	—	—	(26,547)
Share-based compensation expense	—	—	138,788	—	—	138,788
Other comprehensive loss	—	—	—	(52,154)	—	(52,154)
Net income	—	—	—	—	266,638	266,638
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$266,638	$(1,458)	$(6,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Print textbook depreciation expense	1,610	10,859	15,397
Other depreciation and amortization expense	89,997	63,274	47,018
Share-based compensation expense	133,456	108,846	84,055
Amortization of debt discount and issuance costs	5,166	5,922	64,573
(Gain)/loss on early extinguishments of debt	(93,519)	78,152	4,286
Loss on change in fair value of derivative instruments, net	—	7,148	—
Repayment of convertible senior notes attributable to debt discount	—	—	(20,433)
Gain on foreign currency remeasurement of purchase consideration	(4,628)	—	—
Deferred tax assets	(168,679)	(1,104)	(109)
Loss from write-offs of property and equipment	3,549	2,115	1,211
(Gain)/loss on textbook library, net	(4,976)	10,956	(1,453)
Operating lease expense, net of accretion	6,327	5,994	4,901
Realized loss/(gain) on sale of investments	9,675	178	(308)
Impairment on lease related assets	5,225	—	—
Gain on sale of strategic equity investments	—	(12,496)	—
Loss from impairment of strategic equity investment	—	—	10,000
Other non-cash items	378	(47)	190
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(3,752)	(5,004)	(400)
Prepaid expenses and other current assets	17,191	(21,854)	5,419
Other assets	14,563	16,387	(4,214)
Accounts payable	(4,144)	3,241	1,119
Deferred revenue	7,538	2,523	12,918
Accrued liabilities	(20,111)	5,199	22,444
Other liabilities	(5,768)	(5,607)	(3,951)
Net cash provided by operating activities	255,736	273,224	236,442
Cash flows from investing activities
Purchases of property and equipment	(103,092)	(94,180)	(81,317)
Purchases of textbooks	(3,815)	(10,931)	(58,567)
Proceeds from disposition of textbooks	6,003	8,714	7,569
Purchases of investments	(730,509)	(1,688,384)	(1,045,564)
Proceeds from sale of investments	458,489	206,041	—
Maturities of investments	884,940	1,204,787	539,889
Proceeds from sale of strategic equity investments	—	16,076	—
Acquisition of businesses, net of cash acquired	(401,125)	(7,891)	(92,796)
Purchase of strategic equity investment	(6,000)	—	(2,000)
Net cash provided by (used in) investing activities	104,891	(365,768)	(732,786)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	6,477	8,887	15,483
Payment of taxes related to the net share settlement of equity awards	(26,549)	(94,423)	(80,680)
Proceeds from equity offering, net of offering costs	—	1,091,466	—
Repayment of convertible senior notes	(401,203)	(300,762)	(303,967)
Proceeds from exercise of convertible senior notes capped call	—	69,005	77,095
Payment of escrow related to acquisition	—	(7,451)	—
Repurchase of common stock	(323,528)	(300,000)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	984,096
Purchase of convertible senior notes capped call	—	—	(103,400)
Net cash (used in) provided by financing activities	(744,803)	466,722	588,627
Effect of exchange rate changes	4,137	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(380,039)	374,178	92,283
Cash, cash equivalents and restricted cash, beginning of period	855,893	481,715	389,432
Cash, cash equivalents and restricted cash, end of period	$475,854	$855,893	$481,715
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flow data:
Cash paid during the period for:
Interest	$875	$1,053	$1,766
Income taxes, net of refunds	$6,841	$7,388	$3,436
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,863	$7,772	$6,790
Right of use assets obtained in exchange for lease obligations:
Operating leases	$10,232	$—	$13,688
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,927	$2,982	$1,588
Accrued escrow related to acquisition	$—	$—	$7,451
Issuance of common stock related to repayment of convertible senior notes	$—	$235,521	$327,141

	December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$473,677	$854,078	$479,853
Restricted cash included in other current assets	63	—	122
Restricted cash included in other assets	2,114	1,815	1,740
Total cash, cash equivalents and restricted cash	$475,854	$855,893	$481,715
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Millions of people all around the world Learn with Chegg. Our mission is to improve learning and learning outcomes by putting students first. We support life-long learners all over the world, starting with their academic journey and extending through their careers. The Chegg platform provides products and services to support learners with their academic course materials, as well as their career and personal skills developments.
Basis of Presentation

Our fiscal year ends on December 31 and in this report we refer to the year ended December 31, 2022, December 31, 2021, and December 31, 2020 as 2022, 2021, and 2020, respectively.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $1.4 million of deferred tax assets have been reclassified from other assets on our consolidated balance sheet as of December 31, 2021. Additionally $1.1 million and $0.1 million of deferred tax assets during the years ended December 31, 2021 and 2020, respectively, and $0.2 million and $0.3 million realized loss/(gain) on sale of investments during the years ended December 31, 2021 and 2020, respectively, have been reclassified from other non-cash items on our consolidated statements of cash flows. These changes in presentation do not affect previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense including grant-date fair value of PSUs with a market-based condition and estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash and money market funds at financial institutions, and are stated at cost, which approximates fair value. We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

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

Investments

We hold investments in commercial paper, corporate debt securities, U.S. treasury securities and agency bonds. We classify our investments as available-for-sale that are either short or long-term based on the remaining contractual maturity of the investment. Our investments are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, net of taxes, included in other comprehensive (loss) income on our consolidated statements of stockholders’ equity. Unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other income (expense), net on our consolidated statements of operations, rather than as a reduction to other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of eighteen months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other income (expense), net.

The estimated fair value of our investments are based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. We do not hold any investments valued with a Level 3 input.

Accounts Receivable, Net of Allowance

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We generally grant uncollateralized credit terms to our customers, which include partners and advertising customers.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and investments in highly liquid instruments in accordance with our investment policy. We place the majority of our cash and cash equivalents and restricted cash with financial institutions in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with a financial institution are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investments diversified among security types, industries and issuers. Our investments were held and managed by recognized financial institutions that followed our investment policy with the main objective of preserving capital, generating a competitive return, and maintaining liquidity.
Concentrations of credit risk with respect to accounts receivables exist to the full extent of amounts presented in the financial statements. We had one customer that represented over 10% of our net accounts receivable balance as of December 31, 2022 and no customers that represented over 10% of our net accounts receivable balance as of December 31, 2021. No customers represented over 10% of net revenues during the years ended December 31, 2022, 2021 or 2020.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and content amortization. Depreciation and content amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Content - Textbook Solutions and Questions and Answers	Shorter of the licensed content term or 5 years
Content - Other	Shorter of the licensed content term or 2.5 years
Leasehold improvements	Shorter of the remaining lease term or 5 years
Internal-use software and website development	3 years
Furniture and fixtures	5 years
Computers and equipment	3 years

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

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our indefinite-lived intangible asset represents the internships.com trade name. Goodwill and our indefinite-lived intangible asset are not amortized but rather tested for impairment at least annually, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. We completed our annual impairment test in 2022 and 2021, each of which did not result in any impairment as our qualitative assessment did not indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying amount.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (ROU) assets and operating lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatement, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term. ROU assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March 2019, we issued $700 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes) and in April 2019, the initial purchasers fully exercised their option to purchase $100 million of additional 2025 notes for aggregate total gross proceeds of $800 million. The notes, including the embedded conversion features, are accounted for under the traditional convertible debt accounting model entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, we classify it as a long-term liability as we retain the election to settle conversion requests in shares of our common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and recorded at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of operations. The fair value of any derivative instruments related to the notes are determined utilizing Level 2 inputs. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other income (expense), net on our consolidated statements of operations.

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

Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated and actual refunds, which are based on historical data. Revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings are primarily recognized ratably over the monthly subscription period. Revenues from Skills are recognized either ratably over a six month course offering depending on the instruction type of the course, adjusted for an estimate of non-redemption. Revenues from advertising services are recognized upon fulfillment.

Beginning in April 2022, revenues from print textbooks owned by GT are recognized immediately on a net basis based on our role in the transaction as an agent. Prior to April 2022, revenues from our print textbooks offering included operating lease income from print textbooks that we owned recognized as the total transaction amount, paid upon commencement of the lease, ratably over the lease term or rental term, generally a two- to five-month period. Students generally had the option to purchase the print textbook at the end of the term or on a just-in-time basis and we would charge them for the book and recognize the revenues immediately. Beginning in December 2022, revenues from eTextbooks fulfilled by GT are recognized immediately on a net basis based on our role in the transaction as an agent. Prior to December 2022, eTextbooks revenues were recognized ratably over the contractual period, generally a two- to five-month period. Revenues from print textbooks owned by a partner are recognized as a revenue share on the total transaction amount of a rental or sale transaction immediately when a print textbook ships to a student. Shipping and handling activities are expensed as incurred.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. In relation to print textbooks owned by a partner, we recognize revenues on a net basis based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn. We have concluded that we control our Subscription Services, print textbooks that we own for rental or purchase until April 2022, and eTextbook service until December 2022 and therefore we recognize revenues and cost of revenues on a gross basis. Beginning in April 2022 for print textbooks and December 2022 for eTextbooks, we have concluded that GT controls the service and we recognize revenues on a net basis based on our role in the transaction as an agent.

Contract assets are contained within other current assets and other assets on our consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer and primarily consist of the income sharing payment arrangements we offer to students for our Skills service. Contract receivables are contained within accounts receivable, net on our consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract.

We have elected a practical expedient to record incremental costs to obtain or fulfill a contract when the amortization period would have been one year or less as incurred. These incremental costs primarily relate to sales commissions costs and are recorded in sales and marketing expense on our consolidated statements of operations.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers, or acquire through acquisitions, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, order fulfillment fees primarily related to outbound shipping and fulfillment as well as publisher content fees for eTextbooks, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, print textbook depreciation expense, personnel costs and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

As a result of our partnership with GT, we no longer incur costs associated with order fulfillment fees related to outbound shipping and fulfillment, write-downs for print textbooks, the gain or loss on print textbooks liquidated, the net book value of print textbooks purchased by students at the end of the term or on a just-in-time basis, and print textbook depreciation expense,

Research and Development Costs

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

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2022, 2021, and 2020, advertising costs were approximately $62.0 million, $45.1 million and $35.3 million, respectively.

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

Foreign Currency Translation and Remeasurement

The functional currency of our foreign subsidiaries is the local currency and our reporting currency is the U.S. Dollar. Adjustments resulting from the translation of foreign currencies into U.S. Dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from the remeasurement of foreign currency transactions, which are denominated in currencies other than the functional currency, are included in general and administrative expense on the consolidated statements of operations. During the year ended December 31, 2022, the net gains from remeasurement of foreign currency transactions were $3.7 million, largely driven by our acquisition of Busuu, and were not material during the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the year ended December 31, 2022 that would have an impact on our financial statements.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (ASC) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We early adopted ASU 2021-08 on January 1, 2022 and applied it to our acquisition of Busuu. The most significant impacts were an increase in contract liabilities, contained within deferred revenue, and goodwill on our consolidated balance sheets.

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

We have changed our revenue disaggregation to Subscription Services and Skills and Other to better reflect the nature and timing of revenue and cash flows. Subscription Services includes revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings. Skills and Other includes revenues from our Skills, advertising services, print textbooks and eTextbooks offerings. We no longer present our Required Materials product line separately as we no longer expect to have significant revenue from our print textbook and eTextbooks offerings due to recognizing a revenue share as a result of our partnership with GT.

The following table sets forth our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2022		Change in 2021
	2022	2021	2020	$	%	$	%
Subscription Services	$671,968	$616,817	$460,612	$55,151	9%	$156,205	34%
Skills and Other	94,929	159,448	183,726	(64,519)	(40)	(24,278)	(13)
Total net revenues	$766,897	$776,265	$644,338	$(9,368)	(1)	$131,927	20

During the years ended December 31, 2022, 2021, and 2020, we recognized $33.9 million, $32.6 million and $18.3 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective fiscal year. During the years ended December 31, 2022 and 2020, we recognized an immaterial amount from performance obligations satisfied in previous periods. During the year ended December 31, 2021, we recognized a reduction of revenues of $4.9 million from performance obligations satisfied in previous periods, primarily related to our Skills offering. During the years ended December 31, 2022, 2021 and 2020, we recognized $5.1 million, $34.6 million and $50.8 million, respectively, of operating lease income from print textbook rentals that we own. The decreases in operating lease income are primarily due to the transition of our print textbook and eTextbook offerings. For further information, refer to Note 7, “Required Materials Transition.”

Contract Balances

The following table presents our accounts receivable, net, contract assets, and deferred revenue balances (in thousands, except percentages):

	December 31,		Change
	2022	2021	$	%
Accounts receivable, net	$23,515	$17,850	$5,665	32%
Contract assets	11,946	14,231	(2,285)	(16)
Deferred revenue	56,273	35,143	21,130	60

During the year ended December 31, 2022, our accounts receivable, net balance increased by $5.7 million, or 32%, primarily due to timing of billings and seasonality of our business. During the year ended December 31, 2022, our contract assets balance decreased by $2.3 million or 16%, primarily due to our Skills offering. During the year ended December 31, 2022, our deferred revenue balance increased by $21.1 million, or 60%, primarily due to acquired deferred revenue in conjunction with our acquisition of Busuu, increased bookings and seasonality of our business.

Note 4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Basic
Numerator:
Net income (loss)	$266,638	$(1,458)	$(6,221)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	127,557	141,262	125,367

Net income (loss) per share, basic	$2.09	$(0.01)	$(0.05)

Diluted
Numerator:
Net income (loss)	$266,638	$(1,458)	$(6,221)
Convertible senior notes activity, net of tax(1)	(65,444)	—	—
Net income (loss), diluted	$201,194	$(1,458)	$(6,221)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	127,557	141,262	125,367
Shares related to stock plan activity	968	—	—
Shares related to convertible senior notes	21,334	—	—
Weighted average shares used to compute net income (loss) per share, diluted	149,859	141,262	125,367

Net income (loss) per share, diluted	$1.34	$(0.01)	$(0.05)
(1) Primarily includes the gain on early extinguishment on our 2026 notes, net of tax. For further information, see Note 11, “Convertible Senior Notes.”

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2022	2021	2020
Shares related to stock plan activity	3,556	2,545	4,470
Shares related to convertible senior notes	—	23,300	4,942
Total common stock equivalents	3,556	25,845	9,412

Note 5. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$33,532	$—	$—	$33,532
Money market funds	Level 1	440,145	—	—	440,145
Total cash and cash equivalents		$473,677	$—	$—	$473,677
Short-term investments:
Commercial paper	Level 2	$11,744	$—	$(29)	$11,715
Corporate debt securities	Level 2	491,459	—	(4,130)	487,329
U.S. treasury securities	Level 1	85,271	—	(342)	84,929
Total short-term investments		$588,474	$—	$(4,501)	$583,973
Long-term investments:
Corporate debt securities	Level 2	$125,735	$158	$(909)	$124,984
Agency bonds	Level 2	60,635	—	(141)	60,494
U.S. treasury securities	Level 1	30,633	122	—	30,755
Total long-term investments		$217,003	$280	$(1,050)	$216,233

	December 31, 2021
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$30,324	$—	$—	$30,324
Money market funds	Level 1	823,754	—	—	823,754
Total cash and cash equivalents		$854,078	$—	$—	$854,078
Short-term investments:
Commercial paper	Level 2	$124,211	$2	$(33)	$124,180
Corporate debt securities	Level 2	552,609	36	(546)	552,099
Agency bonds	Level 2	15,500	2	—	15,502
Total short-term investments		$692,320	$40	$(579)	$691,781
Long-term investments:
Corporate debt securities	Level 2	$724,517	$—	$(3,277)	$721,240
U.S. treasury securities	Level 1	$24,860	$—	$(107)	$24,753
Total long-term investments		$749,377	$—	$(3,384)	$745,993

As of December 31, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the years ended December 31, 2022, 2021 and 2020, we did not recognize any losses on our investments due to credit related factors.

The following table presents the gross realized gain and loss related to our investments (in thousands):

	Years Ended December 31,
	2022	2021	2020
Realized gain	$64	$84	$308
Realized loss	(9,739)	(262)	—
Realized (loss)/gain on sale of investments	$(9,675)	$(178)	$308

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of December 31, 2022 (in thousands):

	December 31, 2022
	Cost	Fair Value
Due within one year	$588,474	$583,973
Due after one year through three years	217,003	216,233
Investments not due at a single maturity date	440,145	440,145
Total	$1,245,622	$1,240,351

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

We previously invested $2.0 million in TAPD, Inc., also known as Frank; a U.S.-based service that helps students access financial aid and $3.0 million in a foreign entity to explore expanding our reach internationally. In 2021, we sold our investments for total consideration of $17.5 million, resulting in a $12.5 million gain included within other income (expense), net on our consolidated statements of operations. We received cash payments of $16.1 million included within cash flows from investing activities on our consolidated statements of cash flows.

We did not record any impairment charges on our strategic investments, other than a $10.0 million impairment charge previously recorded in 2020 on our strategic investment in WayUp, Inc. During the years ended December 31, 2022, 2021 and 2020, there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the years ended December 31, 2022, 2021 and 2020.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of December 31, 2022 and 2021 was $385.0 million and $840.0 million, respectively. The estimated fair value of the 2025 notes as of December 31, 2022 and 2021 was $640.5 million and $682.2 million, respectively. For further information on the notes refer to Note 11, “Convertible Senior Notes.”

Note 6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Content	$339,879	$258,005
Internal-use software and website development	45,422	29,711
Leasehold improvements	10,860	19,913
Furniture and fixtures	4,952	4,352
Computer and equipment	3,321	3,370
Property and equipment	404,434	315,351
Less accumulated depreciation and amortization	(200,051)	(145,413)
Property and equipment, net	$204,383	$169,938

Depreciation and content amortization expense during the years ended December 31, 2022, 2021, and 2020 were approximately $64.1 million, $49.6 million, and $32.6 million, respectively.

Note 7. Required Materials Transition

In April 2022, we entered into definitive agreements regarding the sale of our print textbook library and partnership with GT Marketplace, LLC (GT) for our print textbook and eTextbook offerings, previously presented as our Required Materials product line. We will continue to offer these products services on our website and maintain relationships with the students, however, GT has purchased our existing print textbook library for $14 million, subject to payment terms and certain adjustments, and will continue to make print textbook investments and provide fulfillment logistics for print textbook transactions. Beginning December 2022, GT also began fulfilling eTextbook transactions.

Upon board of directors approval of the transaction with GT in April 2022, our net textbook library and unrecognized deferred revenue related to print textbook transactions met the criteria to be classified as a held for sale asset group which had a carrying amount of $7.7 million. During the year ended December 31, 2022, we subsequently sold the held for sale asset group to GT at a gain of $4.4 million, subject to certain adjustments, included in cost of revenues on our consolidated statement of operations. As of December 31, 2022, we had no amounts related to textbook library, net recorded on our consolidated balance sheets.

Beginning in April 2022, we no longer recognize operating lease income from print textbooks that we own ratable on a gross basis. Beginning in December 2022, we no longer recognize revenues from eTextbooks ratable over the customer's contractual period. In relation to print textbooks owned by GT and eTextbooks fulfilled by GT, we recognize revenues immediately on a net basis, representing the margin earned, based on our role in the transaction as an agent as we have concluded that we do not control the use of the print textbooks, and therefore record only the net revenue share we earn.

During the years ended December 31, 2022, 2021, and 2020, print textbook depreciation expense was $1.6 million, $10.9 million and $15.4 million, respectively. During the years ended December 31, 2022 and 2020, net gain on textbook library was $5.0 million and $1.5 million, respectively, and during the year ended December 31, 2021, net loss on textbook library was $11.0 million.

Note 8. Acquisition

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

The following table presents the allocation of purchase consideration recorded on our consolidated balance sheet as of the acquisition date (in thousands):

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
(1) During the year ended December 31, 2022, we recorded a $0.8 million decrease to accrued liabilities and a $1.7 million increase to other long-term liabilities as a result of measurement period adjustments to the fair value of the initial liabilities related to taxes.

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

During the years ended December 31, 2022 and 2021, we incurred acquisition-related expenses of $0.6 million and $5.3 million, respectively, associated with our acquisition of Busuu, which have been included in general and administrative expense on our consolidated statement of operations.

The purchase consideration was paid in Euros, which is different from our functional currency of United States Dollars. We initially funded an equivalent of $417.0 million that was remeasured at $421.7 million at closing, which is included in our statement of cash flows as a cash outflow from investing activities net of cash acquired, resulting in a $4.6 million gain included in other income (expense), net on our consolidated statement of operations.

The Busuu purchase agreement provides for additional payments of up to approximately $25.5 million, subject to the continued employment of certain key employees. These payments are not included in the fair value of the purchase consideration but rather are expensed ratably as acquisition-related compensation costs and classified based on the employees' job function, on our consolidated statement of operations. As of December 31, 2022, we have recorded approximately $7.3 million within accrued liabilities on our consolidated balance sheets for these payments.

Since the acquisition date, we have recorded revenues and net loss from Busuu of $38.1 million and $38.9 million, respectively. These results should not be taken as representative of future results of operations of the combined company. The following unaudited supplemental pro forma revenues and earnings is for informational purposes only and presents our combined results as if the acquisition of Busuu had occurred on January 1, 2021. During the years ended December 31, 2022 and 2021, our unaudited supplemental pro forma revenues would have been $767.6 million and $820.2 million, respectively. During the years ended December 31, 2022 and 2021, our unaudited supplemental pro forma earnings would have been a net income of $268.0 million, and net loss of $44.7 million, respectively. The unaudited supplemental pro forma earnings information includes the historical combined operating results adjusted for acquisition-related compensation costs, amortization of intangible assets, share-based compensation expense and acquisition-related expenses and does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

Note 9. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$289,763	$285,214
Additions due to acquisitions	367,376	5,782
Foreign currency translation adjustment	(42,907)	(707)
Measurement period adjustments related to prior acquisitions(1)	861	(526)
Ending balance	$615,093	$289,763
(1) For further information, see Note 8, “Acquisition.”

Intangible assets as of December 31, 2022 and December 31, 2021 consist of the following (in thousands, except weighted-average amortization period):

	December 31, 2022
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(44,410)	$(5,751)	$56,542
Content libraries	60	12,230	(9,279)	—	2,951
Customer lists	35	34,190	(22,074)	(1,318)	10,798
Trade and domain names	52	16,213	(11,225)	(546)	4,442
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets	67	$172,936	$(86,988)	$(7,615)	$78,333

	December 31, 2021
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	76	$57,521	$(31,790)	$—	$25,731
Content libraries	60	12,230	(6,836)	—	5,394
Customer lists	47	16,190	(12,432)	—	3,758
Trade and domain names	44	11,613	(9,530)	—	2,083
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets	65	$101,154	$(60,588)	$—	$40,566

During the years ended December 31, 2022, 2021 and 2020, amortization expense related to our intangible assets totaled approximately $25.9 million, $13.7 million and $14.3 million, respectively.

As of December 31, 2022, the estimated future amortization expense related to our intangible assets is as follows (in thousands):

2023	$23,978
2024	13,286
2025	11,195
2026	10,848
2027	8,692
Thereafter	6,734
Total	$74,733

Note 10. Balance Sheet Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Insurance recovery related to loss contingency	$—	$7,800
Other	34,754	16,046
Other current assets	$34,754	$23,846

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Taxes payable	$15,132	$11,127
Current operating lease liabilities	7,487	6,663
Acquisition-related compensation	7,741	417
Accrued content related costs	4,736	6,448
Accrued purchases of long-lived assets	4,927	2,982
Payment processing fees	4,253	3,419
Order fulfillment fees	2,917	6,254
Refund reserve	1,499	1,392
Restructuring short term	—	785
Loss contingency	—	8,000
Other	21,542	19,722
Accrued liabilities	$70,234	$67,209

Note 11. Convertible Senior Notes

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

During the year ended December 31, 2022, in connection with our securities repurchase program, we extinguished $500.0 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for $399.9 million, which was paid to the holders in cash. We also incurred approximately $1.3 million in fees resulting in total consideration of $401.2 million. The carrying amount of the extinguished 2026 notes was $494.7 million resulting in a $93.5 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding. As of December 31, 2022, we had 9,297,800 shares remaining underlying the 2026 notes capped call transactions.

During the year ended December 31, 2021, we settled $115.6 million of aggregate principal amount of the 0.25% convertible senior notes due in 2023 (2023 notes), consisting of $24.7 million related to requests for conversions and $90.9 million pursuant to our election of our option to redeem the remaining outstanding 2023 notes, for a total aggregate consideration of $351.1 million, consisting of $115.6 million in cash and 2,983,011 shares of our common stock with an aggregate value of $235.5 million. The carrying amount of the 2023 notes was $114.2 million, resulting in a $236.9 million difference that was recorded in additional paid-in capital on our consolidated balance sheet. Additionally, we entered into 2023 notes capped call privately-negotiated transactions which terminated capped call transactions underlying 4,288,459 shares of our common stock and received aggregate cash proceeds of $45.2 million. As of December 31, 2021, no amounts of our 2023 notes remain outstanding and no shares remain underlying the 2023 notes capped call transactions.

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

During the year ended December 31, 2020, in connection with our securities repurchase program, we extinguished $57.4 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $149.6 million, which was paid in cash. Of the $149.6 million consideration, we allocated $52.6 million and $97.0 million to the liability and equity components of the extinguished 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the extinguishment was $51.6 million resulting in a $1.0 million loss on early extinguishment which was recorded in other income (expense), net on our consolidated statements of operations. Additionally, we terminated 2023 notes capped call transactions underlying 2,131,354 shares of our common stock and received cash proceeds of $19.7 million.

During the year ended December 31, 2020, in connection with our issuance of the 2026 notes, we exchanged $172.0 million aggregate principal amount of the 2023 notes in privately-negotiated transactions for an aggregate consideration of $501.7 million, consisting of $174.6 million in cash and 4,182,320 shares of our common stock with a value of $327.1 million. Of the $501.7 million consideration, we allocated $156.1 million and $345.6 million to the liability and equity components of the exchanged 2023 notes, respectively. The fair value of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the liability component of the 2023 notes subject to the exchange was $152.8 million resulting in a $3.3 million loss on early extinguishment of debt which was recorded in other income (expense), net on our consolidated statements of operations.

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

During the year ended December 31, 2022, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible.

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

The net carrying amount of the notes is as follows (in thousands):

	December 31, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal amount	$500,000	$699,979	$1,000,000	$699,982
Unamortized issuance costs	(4,837)	(6,549)	(12,309)	(9,518)
Net carrying amount	$495,163	$693,430	$987,691	$690,464

The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Years Ended December 31,
	2022	2021	2020
2026 notes:
Amortization of debt discount	$—	$—	$14,568
Amortization of issuance costs	2,196	2,635	728
Total 2026 notes interest expense	$2,196	$2,635	$15,296
2025 notes:
Contractual interest expense	$874	$896	$1,001
Amortization of debt discount	—	—	35,561
Amortization of issuance costs	2,970	3,045	2,443
Total 2025 notes interest expense	$3,844	$3,941	$39,005
2023 notes:
Contractual interest expense	$—	$78	$691
Amortization of debt discount	—	—	10,073
Amortization of issuance costs	—	242	1,200
Total 2023 notes interest expense	$—	$320	$11,964

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of December 31, 2022, cover 9,297,800 and 13,576,513 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 12. Leases

Our primary operating lease commitments at December 31, 2022 are related to our corporate headquarters and offices in the United States and internationally. As of December 31, 2022 and 2021, we had operating lease ROU assets of $18.8 million and $18.1 million, respectively, and operating lease liabilities of $20.9 million and $19.1 million, respectively. As of December 31, 2022 and 2021, our weighted average remaining lease term was 4.0 years and our weighted average discount rate was 5.2% and 4.8%, respectively.

During the year ended December 31, 2022, we obtained $10.2 million of ROU assets in exchange for lease liabilities related to office spaces in Oregon and internationally in India, Israel, and the United Kingdom. During the year ended December 31, 2020, we obtained $13.7 million of ROU assets in exchange for lease liabilities related to office spaces in New York and internationally in India.

During the years ended December 31, 2022, 2021 and 2020, operating lease expense, net of immaterial sublease income, was approximately $7.3 million, $7.1 million and $5.6 million, respectively. During the years ended December 31, 2022, 2021 and 2020, variable lease cost and short term lease cost were immaterial.

During the year ended December 31, 2022, we consolidated our Santa Clara headquarters into one building and announced the closure of our San Francisco office. Upon both events, we determined that the carrying amount of the ROU asset was not recoverable. As a result, we recorded an impairment charge of $5.2 million, consisting of a $2.6 million impairment of a ROU asset and $2.6 million write-off of leasehold improvements, included in general and administrative expense on our consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of December 31, 2022, are as follows (in thousands):

December 31, 2022
2023	$7,733
2024	4,862
2025	3,400
2026	3,256
2027	2,866
Thereafter	425
Total future minimum lease payments	22,542
Less imputed interest	(1,680)
Total operating lease liabilities	$20,862
In February 2023, we entered into an amendment to extend the term of the lease for our corporate headquarters in Santa Clara, California through November 2028 with additional future minimum lease payments of $7.6 million. As of December 31, 2022, this extended term had not yet commenced and therefore the additional future minimum lease payments are not included in the table above.

Note 13. Commitments and Contingencies

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

On February 14, 2023, Plaintiff Brian Stansell, individually and on behalf of other similarly situated stockholders of Chegg, filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0180) on behalf of all Chegg stockholders who were eligible to vote at Chegg's 2022 Annual Stockholders' Meeting, asserting breach of fiduciary duty claims against the members of Chegg's Board. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 27, 2022, Plaintiff Sheri Moyer, individually and on behalf of all others similarly situated, filed a putative consumer class action in the United States District Court for the Northern District of California (Case No. 22-cv-09123) on behalf of all purchasers of a Chegg product or service as part of an automatic renewal plan or continuous service offer within the past four years. The Company disputes these claims and intends to vigorously defend itself in this matter.

On November 09, 2022, Plaintiff Joshua Keller, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of California (Case No. 22-cv-06986) on behalf of individuals whose data was allegedly impacted by past data breaches. The Company disputes these claims and intends to vigorously defend itself in this matter.

On March 30, 2022, Joseph Robinson, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws and breaches of fiduciary duties. This matter has been consolidated with Choi, below, and both matters are stayed. The Company disputes these claims and intends to vigorously defend itself in this matter.

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. This matter has been consolidated with Robinson, above, and both matters are stayed. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint and seeks unspecified compensatory damages, costs, and expenses, including counsel and expert fees. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order (Final Order) requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multifactor authentication to secure their accounts, and allow users to request access to and delete their data. No monetary penalties or fines were included in the Final Order.

Between April 2020 and August 2020, over 16,000 individual arbitration demands were filed against us with each individual claimant claiming to have suffered damages as a result of the unauthorized access of certain items of their user data in April 2018 (the 2018 Data Incident). Related cases were also filed by the same counsel in Maryland and California. The company disputed and defended these claims. On August 22, 2021, Chegg and the claimants' legal counsel, on behalf of its clients, entered into a settlement agreement for these matters. As of December 2022, all but a de minimis number of these matters have been fully resolved.

We have not recorded any contingent liabilities related to the above matters as we do not believe that a loss is probable and reasonably estimable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

Note 14. Guarantees and Indemnifications

We have agreed to indemnify our directors and officers for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon termination of employment, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. We have a directors’ and officers’ insurance policy that covers our potential exposure up to the limits of our insurance coverage. In addition, we also have other indemnification agreements with various vendors against certain claims, liabilities, losses, and damages. The maximum amount of potential future indemnification is unlimited.

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of December 31, 2022.

Note 15. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. As of December 31, 2022, we have reserved the following shares of our common stock for future issuance:

December 31, 2022
Outstanding stock options	326,258
Outstanding RSUs and PSUs	9,155,680
Shares available for grant under the 2013 Plan	34,699,188
Shares available for issuance under the 2013 ESPP	10,801,299
Total common shares reserved for future issuance	54,982,425

Stock Plans

2013 Equity Incentive Plan

On June 6, 2013, the Board of Directors adopted our 2013 Equity Incentive Plan (the 2013 Plan), which was subsequently approved by our stockholders on August 29, 2013. The 2013 Plan became effective on November 11, 2013 and replaced the 2005 Plan. On the effective date of the 2013 Plan, 12,000,000 shares of our common stock were reserved for issuance, plus an additional 3,838,985 shares reserved but not issued or subject to outstanding awards under our 2005 Plan on the effective date of the 2013 Plan, plus, on and after the effective date of the 2013 Plan, (i) shares that are subject to outstanding awards under the 2005 Plan which cease to be subject to such awards, (ii) shares issued under the 2005 Plan that are forfeited or repurchased at their original issue price and (iii) shares subject to awards under the 2005 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. As of December 31, 2022, there were 34,699,188 shares available for grant under the 2013 Plan. The 2013 Plan permits the granting of incentive stock options, non-qualified stock options, RSUs, stock appreciation rights, restricted shares of common stock and performance share awards. The exercise price of stock options may not be less than the 100% of the fair market value of the common stock on the date of grant. Options granted pursuant to the 2013 Plan generally expire no later than 10 years from the date of grant. The 2013 Plan terminates on June 6, 2023.

2013 Employee Stock Purchase Plan

On June 6, 2013, our Board of Directors adopted our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and our stockholders subsequently approved the 2013 ESPP Plan on August 29, 2013. The 2013 ESPP permits eligible employees to acquire shares of our common stock by accumulating funds through periodic payroll deductions of up to 15% of base salary. Our 2013 ESPP is intended to qualify as an ESPP under Section 423 of the Code and employees will receive a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. Each offering period may run for no more than six months. We have reserved 4,000,000 shares of our common stock under our 2013 ESPP. The aggregate number of shares issued over the term of our 2013 ESPP will not exceed 20,000,000 shares of our common stock. As of December 31, 2022, there were 10,801,299 shares of common stock available for future issuance under the 2013 ESPP.

Note 16. Stockholders' Equity

Securities Repurchase Program

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the years ended December 31, 2022, 2021, and 2020, we entered into accelerated share repurchase (ASR) agreements with financial institutions to repurchase 19,965,836 for $600.0 million, repurchased 1,146,803 shares of our common stock in open market transactions for $23.1 million, and repurchased $500.0 million principal amount of the 2026 notes, $100.0 million principal amount of the 2025 notes and $57.4 million principal amount of the 2023 notes in privately-negotiated transactions for aggregate consideration of $734.4 million. As of December 31, 2022, we had $642.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Accelerated Share Repurchases

On February 22, 2022 and December 3, 2021, we entered into accelerated share repurchase (ASR) agreements with financial institutions. Upon execution, we paid a fixed amount of $300.0 million for each ASR and received an initial delivery of shares of our common stock that represented 80 percent of the fixed amount for each ASR. We accounted for each ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. During the years ended December 31, 2022 and 2021, we received a total of 11,562,475 and 8,403,361 shares of our common stock, respectively, which were retired immediately. Each ASR was recorded as a reduction to additional paid in capital on our consolidated statements of stockholders’ equity. We were not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement.

Equity Offering

In February 2021, we entered into an underwriting agreement pursuant to which we agreed to issue and sell 10,974,600 shares of our common stock at a public offering price of $102.00 per share generating aggregate net proceeds of $1,091.5 million, after deducting underwriting discounts and commissions of $26.9 million and offering expenses of $1.1 million.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees, is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$2,484	$1,621	$950
Research and development	41,335	37,131	31,588
Sales and marketing	13,857	13,887	9,606
General and administrative	75,780	56,207	41,911
Total share-based compensation expense	$133,456	$108,846	$84,055

During the years ended December 31, 2022 and 2021, we capitalized share-based compensation expense of $5.3 million and $2.6 million, respectively. As of December 31, 2022, we had a total of approximately $220.1 million of unrecognized share-based compensation expense, related to unvested RSUs and PSUs, that is expected to be recognized over the remaining weighted average period of 2.4 years.

PSU Grants with Financial and Strategic Performance Targets

In March 2022, 2021, and 2020, we granted PSUs under the 2013 Plan to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during years ended December 31, 2022, 2021, and 2020, respectively. Based on the achievement of the performance conditions for the March 2022 and 2021 grants, the final settlement partially met the target threshold, and for the March 2020 grant, the final settlement met the target threshold, based on a specified objective formula approved by the Compensation Committee of the Board of Directors. These PSUs vest over a three-year period, with the initial vesting occurring one year after the grant date. During the years ended December 31, 2022, 2021, and 2020, the number of shares underlying the March 2022, March 2021, and March 2020 PSU grants totaled 614,177, 278,644, and 460,976, respectively, and had a grant date fair value per share of $35.82, $99.05, and $39.21, respectively.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs under the 2013 Equity Incentive Plan (the 2013 Plan) with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on achieving a maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs will vest over a four-year period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach described further below. As of December 31, 2022, the market-based conditions have not been met.

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

Risk-Free Interest Rate. The risk-free interest rate used in the valuation method is the implied yield on the U.S. treasury zero-coupon issues, with a remaining term equal to the expected term.

The following table summarizes the key assumptions used to determine the fair value of the awards:

Expected term (years)	3.00
Expected volatility	49.04%
Expected dividends	—%
Risk-free interest rate	0.27%

RSUs and PSUs Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	8,171,462	$46.36
Granted	5,551,727	27.68
Released	(2,784,268)	48.10
Forfeited	(1,783,241)	38.63
Balance at December 31, 2022	9,155,680	$36.03

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2022, 2021, and 2020 was $27.68, $47.95, and $45.37, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2022, 2021, and 2020 was $74.2 million, $232.0 million, and $200.1 million, respectively.

Fair Value of 2013 ESPP

Under the 2013 ESPP, rights to purchase shares are granted during the second and fourth quarter of each year. We estimate the fair value of each right to purchase shares under our 2013 ESPP using the Black-Scholes-Merton option-pricing model, which utilizes the fair value of our common stock based on active market and requires input on the following subjective assumptions:

Expected Term. The expected term for rights to purchase shares under the 2013 ESPP is six months.

Expected Volatility. The expected volatility is based on the average volatility of our stock price over the expected term.

Expected Dividends. The dividend assumption is based on our historical experience. To date we have not paid any dividends on our common stock.

Risk-Free Interest Rate. The risk-free interest rate used in the valuation method is the implied yield on the United States treasury zero-coupon issues, with a remaining term equal to the expected term.

The following table summarizes the key assumptions used to determine the fair value of rights granted under the 2013 ESPP:

	Years Ended December 31,
	2022	2021	2020
Expected term (years)	0.50	0.50	0.50
Expected volatility	70.37%-78.74%	47.02%-99.96%	52.06%-68.09%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.54%-4.54%	0.04%-0.07%	0.12%-0.15%
Weighted-average grant-date fair value per share	$8.71	$14.70	$20.52

2013 ESPP Activity

There were 382,392, 167,890 and 173,992 shares purchased under the 2013 ESPP during the years ended December 31, 2022, 2021 and 2020, respectively, at an average price per share of $15.61, $40.35 and $38.85, respectively, with cash proceeds from the issuance of shares of $6.0 million, $6.8 million and $6.8 million, respectively. Share-based compensation expense related to the 2013 ESPP was $3.1 million, $3.2 million, and $2.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Option Activity

	Options Outstanding
	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2021	381,756	$7.28	2.80	$8,942,541
Exercised	(55,498)	8.78
Balance at December 31, 2022	326,258	$7.02	2.15	$5,954,714

We did not grant any stock option awards during the years ended December 31, 2022, 2021, and 2020. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was approximately $1.3 million, $10.7 million and $53.5 million, respectively.

Note 17. Income Taxes

We recorded a benefit from income taxes of $162.7 million during the year ended December 31, 2022 and a provision for income taxes of $7.2 million and $5.4 million during the years ended December 31, 2021 and 2020, respectively. The benefit from income taxes during the year ended December 31, 2022 was primarily due to the release of the valuation allowance on certain U.S. and state deferred tax assets. The provision for income taxes during the year ended December 31, 2021 was primarily due to state and foreign income tax expenses and the withholding taxes related to the sale of our strategic equity investment. The provision for income taxes during the year ended December 31, 2020 was primarily due to state and foreign income tax expense.

Our benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$(113)	$—	$—
State	(2,172)	(852)	(459)
Foreign	(3,702)	(7,449)	(5,010)
Total current provision for income taxes	(5,987)	(8,301)	(5,469)

Deferred income taxes:
Federal	147,236	(250)	(187)
State	19,995	(218)	(255)
Foreign	1,448	1,572	551
Total deferred benefit from income taxes	168,679	1,104	109
Total benefit from (provision for) income taxes	$162,692	$(7,197)	$(5,360)

Income (loss) before benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$123,269	$(6,256)	$(10,369)
Foreign	(19,323)	11,995	9,508
Total income (loss) before benefit from (provision for) income taxes	$103,946	$5,739	$(861)

The differences between our benefit from (provision for) income taxes as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate consists of the items shown in the following table as a percentage of income (loss) before benefit from (provision for) income taxes (in percentages):

	Years Ended December 31,
	2022	2021	2020
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	1.6	(232.0)	(169.5)
Foreign rate differential	(1.1)	35.5	(285.9)
Share-based compensation	15.3	(209.0)	2,901.5
Non-deductible expenses	1.6	1.5	(50.3)
Tax credits	(0.7)	(28.3)	351.6
Acquisition related	—	17.2	—
Convertible senior notes	15.0	(2,435.3)	(5,854.8)
Other	1.3	0.5	1.2
Change in valuation allowance	(210.5)	2,954.3	2,462.7
Total	(156.5)%	125.4%	(622.5)%

A summary of our deferred tax assets is as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and reserves	$7,990	$6,402
Share-based compensation	10,078	8,979
Net operating loss and credits carryforwards	147,465	188,329
Property and equipment, textbooks and intangibles assets	—	1,849
Convertible senior notes	16,648	32,254
Research and experimental expenditures capitalization	37,719	—
Other items	6,777	7,221
Gross deferred tax assets	226,677	245,034
Valuation allowance	(36,122)	(238,317)
Total deferred tax assets	$190,555	$6,717

Deferred tax liabilities:
Property and equipment, textbooks and intangibles assets	$(14,766)	$—
Other	(10,070)	(7,878)
Total deferred tax liabilities	$(24,836)	$(7,878)

Net deferred tax asset (liability)	$165,719	$(1,161)

As of December 31, 2022 and 2021, the deferred tax assets are primarily created by U.S. net operating loss and credits and the deferred tax liability was primarily created by the tax amortization of acquired indefinite lived intangible assets.

As of December 31, 2022, we intend to permanently reinvest all 2018 and later earnings from our foreign subsidiaries. As such, we have not provided for any remaining tax effect, if any, of the outside basis difference of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. The valuation allowance decreased by approximately $202.2 million during the year ended December 31, 2022 and increased by approximately $86.5 million during the year ended December 31, 2021. Previously, we maintained a valuation allowance against our deferred tax assets until we expected that it would be more-likely-than not that they would be realized. The release of the valuation allowance is the result of our expectation that our domestic operations will continue to be profitable and is based on a detailed evaluation of all available evidence. The principal indicator leading to the release is the recent cumulative earnings of U.S. and certain state jurisdictions and the forecasted earnings in these jurisdictions. We continue to maintain a valuation allowance against our California deferred tax assets and our anticipated capital loss temporary differences. We will continue to quarterly assess the need for such valuation allowance.

As of December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of approximately $389 million and $344 million, respectively, which will begin to expire in years beginning 2028 and 2023, respectively. We also had net operating loss carryforwards for United Kingdom income tax purposes of approximately $88.6 million, which do not expire.

As of December 31, 2022, we had tax credit carryforwards for federal and state income tax purposes of approximately $20.9 million and $16.1 million, respectively. The federal credits expire in various years beginning in 2030. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2022, 2021 and 2020, we recognized an increase of $26 thousand, $0.1 million and $0.1 million of interest and penalties, respectively. Accrued interest and penalties as of December 31, 2022 and 2021 were approximately $0.3 million .

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through tax year 2022 remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction. United Kingdom income tax remains subject to examination by the HM Revenue & Custom for certain tax years due to net operating loss and credits carryforwards.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$16,805	$14,654	$10,993
Increase in tax positions for prior years	333	305	479
Decrease in tax positions for prior years	(876)	(952)	(535)
Decrease in tax positions for prior year settlement	(386)	(22)	(208)
Decrease in tax positions for prior years due to statutes lapsing	—	(426)	(26)
Increase in tax positions for current year	1,520	3,309	3,999
Change due to translation of foreign currencies	(443)	(63)	(48)
Ending balance	$16,953	$16,805	$14,654

The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $11.6 million for the year ended December 31, 2022. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 18. Restructuring Charges

In September 2021, we changed our go-to-market strategy for our Skills product offering which we believe will have the most growth potential to serve learners. This resulted in a management approved restructuring plan that impacted approximately 60 full-time employees and 100 part-time employees in the United States. During the year ended December 31, 2021, we recorded restructuring charges of $1.9 million related to one-time employee termination benefits classified on our consolidated statements of operations based on the employees' job function. During the years ended December 31, 2022 and 2021, we made cash payments of $0.8 million and $1.1 million, respectively, and have no amounts recorded related to this restructuring plan as of December 31, 2022.

The following table summarizes the activity related to the restructuring liability (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$785	$—
Restructuring charges	—	1,922
Cash payments	(785)	(1,137)
Ending balance	$—	$785

Note 19. Consolidated Statements of Operations Details

Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Gain/(loss) on early extinguishment of debt(1)	$93,519	$(78,152)	$(4,286)
Interest income	12,431	6,700	12,783
Realized (loss)/gain on sale of investments(2)	(9,675)	(178)	308
Foreign currency impact on purchase consideration(3)	4,628	—	—
Loss on change in fair value of derivative instruments, net(1)	—	(7,148)	—
Gain on sale of strategic equity investments(2)	—	12,496	—
Other	126	810	(122)
Total other income (expense), net	$101,029	$(65,472)	$8,683
(1) For further information, see Note 11, “Convertible Senior Notes.”
(2) For further information, see Note 5, “Cash and Cash Equivalents, and Investments and Fair Value Measurements.”
(3) For further information, see Note 8, “Acquisition.”

Note 20. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary and participants may contribute, on a pretax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2022, 2021, and 2020, matching contributions totaled approximately $4.4 million, $2.6 million and $2.2 million, respectively.
Note 21. Segment Information

Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Product Information

We derive our revenues from our Subscription Services and Skills and Other product lines. Our Subscription Services include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu. Our Skills and Other product line includes revenues from Skills, advertising services, print textbooks and eTextbooks.

The following table sets forth our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands):

	Years Ended December 31,
	2022	2021	2020
Subscription Services	$671,968	$616,817	$460,612
Skills and Other	94,929	159,448	183,726
Total net revenues	$766,897	$776,265	$644,338
The following table sets forth our total net revenues for the periods shown by geographic area (in thousands):

	Years Ended December 31,
	2022	2021
United States	$651,469	$690,013
International	115,428	86,252
Total net revenues	$766,897	$776,265

During the year ended December 31, 2020, substantially all of our revenue was from the United States. As of December 31, 2022 and 2021, substantially all of our long-lived assets are located in the United States.

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

(b)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). We have excluded Busuu from our evaluation of internal control over financial reporting, which financial statements are included in the December 31, 2022 consolidated financial statements and constituted approximately less than 1% of total assets as of December 31, 2022, and approximately 5% of total net revenues during the year ended December 31, 2022. All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2022, 2021 and 2020
	Balance at Beginning of Year	Provision (Release) for Bad Debts	Net Write-offs	Balance at End of Year
Accounts receivable allowance
2022	$153	$387	$(146)	$394
2021	153	57	(57)	153
2020	56	191	(94)	153

	Years Ended December 31, 2022, 2021 and 2020
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund reserve
2022	$1,392	$21,129	$(21,022)	$1,499
2021	1,515	58,553	(58,676)	1,392
2020	554	44,171	(43,210)	1,515

All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on September 19, 2018.	8-K	001-36180	9/20/18	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36180	2/20/20	4.04
4.03	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1

4.04	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association	8-K	001-36180	08/24/20	4.1
10.01*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2013 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-190616	10/25/13	10.04
10.03*	2013 Employee Stock Purchase Plan	S-1	333-190616	08/14/13	10.05
10.04*	Offer Letter between Dan Rosensweig and Chegg, Inc., dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.05*	Amendment to Offer Letter between Dan Rosensweig and Chegg, Inc., dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.06*	Offer Letter between Andy Brown and Chegg, Inc., dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.07*	Amendment to Offer Letter between Andy Brown and Chegg, Inc., dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.08*	Offer Letter between Nathan Schultz and Chegg, Inc., dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.09*	Offer Letter between John Fillmore and Chegg, Inc., dated May 10, 2013	10-K	001-36180	2/20/20	10.14
10.10*	Offer Letter between Esther Lem and Chegg, Inc. dated December 9, 2010	10-K	001-36180	02/22/22	10.10
10.11	Forms of Agreement for 2013 Equity Plan Agreement	10-Q	001-3618	7/29/19	10.02
10.12	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.13	Form of Base Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	3/26/19	99.1
10.14	Form of Additional Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	4/5/19	99.1
10.15	Form of Base Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.1
10.16	Form of Additional Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.2
10.17	Form of Exchange Agreement (2026 notes)	8-K	001-36180	8/29/22	99.01
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)	X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
February 21, 2023	By:	/S/ DAN ROSENSWEIG
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Co-Chairperson	February 21, 2023
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 21, 2023
Andrew Brown	(Principal Financial Officer)

/S/ DAVID LONGO	Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer	February 21, 2023
David Longo	(Principal Accounting Officer)

/S/ SARAH BOND	Director	February 21, 2023
Sarah Bond

/S/ RENEE BUDIG	Director	February 21, 2023
Renee Budig

/S/ PAUL LEBLANC	Director	February 21, 2023
Paul LeBlanc

/S/ MARNE LEVINE	Director	February 21, 2023
Marne Levine

/S/ MARCELA MARTIN	Director	February 21, 2023
Marcela Martin

/S/ RICHARD SARNOFF	Director and Co-Chairperson	February 21, 2023
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 21, 2023
Ted Schlein

/S/ MELANIE WHELAN	Director	February 21, 2023
Melanie Whelan

/S/ JOHN YORK	Director	February 21, 2023
John York