Form 10-Q
period 2023-03-31
CHEGG, INC
filed 2023-05-01
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of April 24, 2023, the Registrant had 119,716,256 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, EasyBib, the Chegg “C” logo, Busuu and Thinkful are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plan to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$281,302	$473,677
Short-term investments	277,864	583,973
Accounts receivable, net of allowance of $344 and $394 at March 31, 2023 and December 31, 2022, respectively	22,000	23,515
Prepaid expenses	25,486	28,481
Other current assets	30,832	34,754
Total current assets	637,484	1,144,400
Long-term investments	613,863	216,233
Property and equipment, net	201,305	204,383
Goodwill	622,679	615,093
Intangible assets, net	73,086	78,333
Right of use assets	29,770	18,838
Deferred tax assets	163,776	167,524
Other assets	19,824	20,612
Total assets	$2,361,787	$2,465,416
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,058	$12,367
Deferred revenue	58,568	56,273
Accrued liabilities	68,026	70,234
Total current liabilities	139,652	138,874
Long-term liabilities
Convertible senior notes, net	1,189,650	1,188,593
Long-term operating lease liabilities	23,064	13,375
Other long-term liabilities	2,662	7,985
Total long-term liabilities	1,215,376	1,209,953
Total liabilities	1,355,028	1,348,827
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 119,628,297 and 126,473,827 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	120	126
Additional paid-in capital	1,120,344	1,244,504
Accumulated other comprehensive loss	(45,338)	(57,488)
Accumulated deficit	(68,367)	(70,553)
Total stockholders' equity	1,006,759	1,116,589
Total liabilities and stockholders' equity	$2,361,787	$2,465,416
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$187,601	$202,244
Cost of revenues	49,150	55,085
Gross profit	138,451	147,159
Operating expenses:
Research and development	46,907	52,415
Sales and marketing	37,017	42,498
General and administrative	58,973	46,870
Total operating expenses	142,897	141,783
(Loss) income from operations	(4,446)	5,376
Interest expense, net and other income, net:
Interest expense, net	(1,268)	(1,597)
Other income, net	12,076	6,180
Total interest expense, net and other income, net	10,808	4,583
Income before provision for income taxes	6,362	9,959
Provision for income taxes	(4,176)	(4,217)
Net income	$2,186	$5,742
Net income per share
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Weighted average shares used to compute net income per share
Basic	123,710	132,162
Diluted	124,304	133,270
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$2,186	$5,742
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments, net of tax	3,812	(12,917)
Change in foreign currency translation adjustments, net of tax	8,338	(18,671)
Other comprehensive income (loss)	12,150	(31,588)
Total comprehensive income (loss)	$14,336	$(25,846)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(7,600)	(7)	(151,304)	—	—	(151,311)
Issuance of common stock upon exercise of stock options	18	—	144	—	—	144
Net share settlement of equity awards	736	1	(7,736)	—	—	(7,735)
Share-based compensation expense	—	—	34,736	—	—	34,736
Other comprehensive income	—	—	—	12,150	—	12,150
Net income	—	—	—	—	2,186	2,186
Balances at March 31, 2023	119,628	$120	$1,120,344	$(45,338)	$(68,367)	$1,006,759

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(10,725)	(11)	(300,439)	—	—	(300,450)
Issuance of common stock upon exercise of stock options	54	—	455	—	—	455
Net share settlement of equity awards	401	1	(7,467)	—	—	(7,466)
Share-based compensation expense	—	—	34,911	—	—	34,911
Other comprehensive loss	—	—	—	(31,588)	—	(31,588)
Net income	—	—	—	—	5,742	5,742
Balances at March 31, 2022	126,682	$127	$1,176,765	$(36,922)	$(331,449)	$808,521
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$2,186	$5,742
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	33,746	33,084
Other depreciation and amortization expense	25,543	20,285
Deferred income taxes	3,441	(746)
Operating lease expense, net of accretion	1,496	1,640
Amortization of debt issuance costs	1,057	1,382
Gain on foreign currency remeasurement of purchase consideration	—	(4,628)
Print textbook depreciation expense	—	1,521
Loss from write-off of property and equipment	120	626
Gain on textbook library, net	—	(610)
Other non-cash items	(5)	9
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	1,578	292
Prepaid expenses and other current assets	8,485	21,722
Other assets	2,803	8,342
Accounts payable	(336)	(7,534)
Deferred revenue	2,012	8,554
Accrued liabilities	(2,569)	(7,555)
Other liabilities	(6,397)	(2,091)
Net cash provided by operating activities	73,160	80,035
Cash flows from investing activities
Purchases of property and equipment	(17,166)	(29,533)
Purchases of textbooks	—	(3,692)
Proceeds from disposition of textbooks	—	2,499
Purchases of investments	(497,372)	(273,280)
Maturities of investments	407,759	342,059
Acquisition of business, net of cash acquired	—	(401,125)
Net cash used in investing activities	(106,779)	(363,072)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	145	456
Payment of taxes related to the net share settlement of equity awards	(7,736)	(7,467)
Repurchases of common stock	(151,311)	(300,450)
Net cash used in financing activities	(158,902)	(307,461)
Effect of exchange rate changes	187	4,628
Net decrease in cash, cash equivalents and restricted cash	(192,334)	(585,870)
Cash, cash equivalents and restricted cash, beginning of period	475,854	855,893
Cash, cash equivalents and restricted cash, end of period	$283,520	$270,023

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow data:
Cash paid during the period for:
Interest	$437	$437
Income taxes, net of refunds	$2,017	$1,101
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,866	$1,852
Right of use assets obtained in exchange for lease obligations:
Operating leases	$12,407	$2,715
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,941	$5,778

	March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$281,302	$267,731
Restricted cash included in other current assets	63	70
Restricted cash included in other assets	2,155	2,222
Total cash, cash equivalents and restricted cash	$283,520	$270,023
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2023, our results of operations, results of comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2023 and 2022. Our results of operations, results of comprehensive income (loss), stockholders' equity, and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

We have a single operating and reportable segment and operating unit structure. The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report on Form 10-K) filed with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the three months ended March 31, 2023 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $0.7 million of deferred tax assets during the three months ended March 31, 2022 has been reclassified from other non-cash items on our condensed consolidated statements of cash flows. This change in presentation does not affect previously reported results.

Leases

During the three months ended March 31, 2023, we extended our existing lease agreement related to our corporate headquarters in Santa Clara and reassessed lease terms related to office spaces internationally in India, resulting in the recording of $12.4 million of right of use assets in exchange for lease liabilities.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of March 31, 2023, are as follows (in thousands):

March 31, 2023
Remaining nine months of 2023	$6,388
2024	7,875
2025	6,625
2026	5,940
2027	5,515
Thereafter	1,902
Total future minimum lease payments	34,245
Less imputed interest	(4,322)
Total lease liabilities	$29,923

Condensed Consolidated Statements of Operations Details

Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$11,263	$1,477
Gain on foreign currency remeasurement of purchase consideration	—	4,628
Other	813	75
Total other income, net	$12,076	$6,180

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the three months ended March 31, 2023 that would have a material impact on our financial statements.

Recently Adopted Accounting Pronouncements

We did not adopt any new standards or updates issued during the three months ended March 31, 2023 that had a material impact on our financial statements.

Note 2. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time as services are performed, with certain revenues being recognized at a point in time.

We have changed our revenue disaggregation to Subscription Services and Skills and Other to better reflect the nature and timing of revenue and cash flows. Subscription Services includes revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings. Skills and Other includes revenues from our Skills, advertising services, print textbooks and eTextbooks offerings. We no longer present our Required Materials product line separately as we no longer have significant revenue from our print textbook and eTextbooks offerings.

The following table sets forth our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Subscription Services	$168,440	$173,037	$(4,597)	(3)%
Skills and Other	19,161	29,207	(10,046)	(34)
Total net revenues	$187,601	$202,244	$(14,643)	(7)

During the three months ended March 31, 2023 and 2022, we recognized revenues of $39.1 million and $30.9 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2023	December 31, 2022	$	%
Accounts receivable, net	$22,000	$23,515	$(1,515)	(6)%
Contract assets	11,505	11,946	(441)	(4)
Deferred revenue	58,568	56,273	2,295	4

During the three months ended March 31, 2023 our accounts receivable, net balance decreased by $1.5 million, or 6%, primarily due to timing of billings and seasonality of our business. During the three months ended March 31, 2023, our contract assets balance decreased by $0.4 million, or 4%, primarily due to our Thinkful service. During the three months ended March 31, 2023, our deferred revenue balance increased by $2.3 million, or 4%, primarily due to timing of bookings and seasonality of our business.

Note 3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic
Numerator:
Net income	$2,186	$5,742
Denominator:
Weighted average shares used to compute net income per share, basic	123,710	132,162

Net income per share, basic	$0.02	$0.04

Diluted
Numerator:
Net income	$2,186	$5,742
Denominator:
Weighted average shares used to compute net income per share, basic	123,710	132,162
Shares related to stock plan activity	594	1,108
Weighted average shares used to compute net income per share, diluted	124,304	133,270

Net income per share, diluted	$0.02	$0.04

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares related to stock plan activity	6,283	2,300
Shares related to convertible senior notes	18,226	22,875
Total common stock equivalents	24,509	25,175

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of March 31, 2023 and December 31, 2022 (in thousands except for fair value levels):

	March 31, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$31,393	$—	$—	$31,393
Money market funds	Level 1	149,731	—	—	149,731
Commercial paper	Level 2	100,216	—	(38)	100,178
Total cash and cash equivalents		$281,340	$—	$(38)	$281,302
Short-term investments:
Corporate debt securities	Level 2	$214,883	$—	$(2,435)	$212,448
U.S. treasury securities	Level 1	30,190	—	(21)	30,169
Agency bonds	Level 2	35,253	—	(6)	35,247
Total short-term investments		$280,326	$—	$(2,462)	$277,864
Long-term investments:
Corporate debt securities	Level 2	$364,729	$1,003	$(366)	$365,366
U.S. treasury securities	Level 1	99,424	470	(54)	99,840
Agency bonds	Level 2	148,669	74	(86)	148,657
Total long-term investments		$612,822	$1,547	$(506)	$613,863

	December 31, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$33,532	$—	$—	$33,532
Money market funds	Level 1	440,145	—	—	440,145
Total cash and cash equivalents		$473,677	$—	$—	$473,677
Short-term investments:
Commercial paper	Level 2	$11,744	$—	$(29)	$11,715
Corporate debt securities	Level 2	491,459	—	(4,130)	487,329
U.S. treasury securities	Level 1	85,271	—	(342)	84,929
Total short-term investments		$588,474	$—	$(4,501)	$583,973
Long-term investments:
Corporate debt securities	Level 2	$125,735	$158	$(909)	$124,984
U.S. treasury securities	Level 1	30,633	122	—	30,755
Agency bonds	Level 2	60,635	—	(141)	60,494
Total long-term investments		$217,003	$280	$(1,050)	$216,233

As of March 31, 2023, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three months ended March 31, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors. During the three months ended March 31, 2023 and 2022, our realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of March 31, 2023 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$380,542	$378,042
Due after one year through three years	612,822	613,863
Investments not due at a single maturity date	149,731	149,731
Total	$1,143,095	$1,141,636

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investment

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment charges during the three months ended March 31, 2023, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three months ended March 31, 2023.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of March 31, 2023 and December 31, 2022 was $393.1 million and $385.0 million, respectively. The estimated fair value of the 2025 notes as of March 31, 2023 and December 31, 2022 was $617.7 million and $640.5 million, respectively. For further information on the notes, refer to Note 5, “Convertible Senior Notes.”

Note 5. Convertible Senior Notes

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

During the three months ended March 31, 2023, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible the following quarter.

The net carrying amount of the notes is as follows (in thousands):

	March 31, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$500,000	$699,979	$500,000	$699,979
Unamortized issuance costs	(4,512)	(5,817)	(4,837)	(6,549)
Net carrying amount	$495,488	$694,162	$495,163	$693,430

The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2023	2022
2026 notes:
Contractual interest expense	$—	$—
Amortization of issuance costs	325	650
Total 2026 notes interest expense	$325	$650
2025 notes:
Contractual interest expense	$216	$215
Amortization of issuance costs	732	732
Total 2025 notes interest expense	$948	$947

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of March 31, 2023, cover 9,297,800 and 13,576,513 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 6. Commitments and Contingencies

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

On March 1, 2023, Plaintiff Shiva Stein, derivatively on behalf of Chegg, filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0244-NAC) asserting breach of fiduciary duty, unjust enrichment, and waste of corporate asset claims against members of Chegg’s Board and certain Chegg officers. The matter is stayed. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On November 9, 2022, Plaintiff Joshua Keller, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of California (Case No. 22-cv-06986) on behalf of individuals whose data was allegedly impacted by past data breaches. The Company disputes these claims and intends to vigorously defend itself in this matter.

On March 30, 2022, Joseph Robinson, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws and breaches of fiduciary duties. On February 22, 2023, Plaintiff filed an Amended Shareholder Derivative Complaint. This matter has been consolidated with Choi, below, and both matters are stayed. The Company disputes these claims and intends to vigorously defend itself in this matter.

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On February 22, 2023, Plaintiff filed an Amended Shareholder Derivative Complaint. This matter has been consolidated with Robinson, above, and both matters are stayed. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company filed its answer to the Pearson Complaint on November 19, 2021. Pearson’s June 29, 2022 Motion for Leave to File Amended Complaint seeking to add Bedford, Freeman & Worth Publishing Group, LLC d/b/a Macmillan Learning as a plaintiff was denied. The Company disputes these claims and intends to vigorously defend itself in this matter.

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order ("Final Order") requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multifactor authentication to secure their accounts, and allow users to request access to and delete their data. No monetary penalties or fines were included in the Final Order.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of March 31, 2023.

Note 8. Stockholders' Equity

Share Repurchases

On February 23, 2023, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2023 ASR). We accounted for the 2023 ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. Upon execution, we paid a fixed amount of $150.0 million and received an initial delivery of 7,599,747 shares of our common stock, which were retired immediately. The initial delivery of shares of our common stock represented approximately 80 percent of the fixed amount paid of $150.0 million, which was based on the share price of our common stock on the date of execution. The 2023 ASR, along with $1.3 million in associated costs, primarily consisting of an estimated 1% excise tax, were recorded as a reduction to additional paid in capital on our condensed consolidated statements of stockholders’ equity.

On February 22, 2022 and December 3, 2021, we entered into ASR agreements with financial institutions. During the year ended December 31, 2022, we received a total of 11,562,475 shares of our common stock from these ASR agreements, which were retired immediately. Additionally, during the year ended December 31, 2022, we repurchased 1,146,803 shares of our common stock in open market transactions.

Securities Repurchase Program

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of March 31, 2023, we had $492.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$527	$623
Research and development	10,914	11,776
Sales and marketing	2,499	4,386
General and administrative	19,806	16,299
Total share-based compensation expense	$33,746	$33,084

During the three months ended March 31, 2023 and 2022, we capitalized share-based compensation expense of $1.0 million and $1.8 million, respectively. As of March 31, 2023, our total unrecognized share-based compensation expense related to RSUs and PSUs was approximately $207.0 million, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	9,155,680	$36.03
Granted	1,631,910	16.63
Released	(1,192,925)	37.50
Forfeited	(447,107)	34.03
Balance at March 31, 2023	9,147,558	32.48

Note 9. Subsequent Event

In May 2023, we entered into a $15.0 million commitment to invest in Sound Ventures AI Fund, L.P., a limited partnership that invests in artificial intelligence companies. The initial accounting for the investment is in process as of the issuance date of our financial statements and therefore we are unable to make any additional disclosures.

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

Our long-term strategy is centered upon our ability to utilize Subscription Services to increase student engagement with our learning platform. We plan to continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. In addition, we believe that the investments we have made to achieve our current scale will allow us to drive increased operating margins over time that, together with increased contributions of our Subscription Services, will enable us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties including our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, and other factors, such as the rapidly changing development of artificial intelligence technologies and global macroeconomic conditions, which continue to evolve and affect our business and results of operations. Student interest in and usage of artificial intelligence technologies have increased, which we believe has and may continue to negatively impact the number of subscriber acquisitions. As a result, we are experiencing an adverse effect on our operating results, growth and financial condition, which may continue. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors.”

During the three months ended March 31, 2023 and 2022, we generated net revenues of $187.6 million and $202.2 million, respectively. We have changed our revenue disaggregation to Subscription Services and Skills and Other to better reflect the nature and timing of revenue and cash flows. Subscription Services includes revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings. Skills and Other includes revenues from our Skills, advertising services, print textbooks and eTextbooks offerings. We no longer present our Required Materials product line separately as we no longer expect to have significant revenue from our print textbook and eTextbooks offerings.

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

Subscription Services revenues were 90% and 86% of net revenues during the three months ended March 31, 2023 and 2022, respectively.

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

Skills and Other revenues were 10% and 14% of net revenues during the three months ended March 31, 2023 and 2022, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2023		2022
Net revenues	$187,601	100%	$202,244	100%
Cost of revenues(1)	49,150	26	55,085	27
Gross profit	138,451	74	147,159	73
Operating expenses:
Research and development(1)	46,907	25	52,415	26
Sales and marketing(1)	37,017	20	42,498	21
General and administrative(1)	58,973	31	46,870	23
Total operating expenses	142,897	76	141,783	70
(Loss) income from operations	(4,446)	(2)	5,376	3
Total interest expense, net and other income, net	10,808	5	4,583	2
Income before provision for income taxes	6,362	3	9,959	5
Provision for income taxes	(4,176)	(2)	(4,217)	(2)
Net income	$2,186	1%	$5,742	3%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$527		$623
Research and development	10,914		11,776
Sales and marketing	2,499		4,386
General and administrative	19,806		16,299
Total share-based compensation expense	$33,746		$33,084

Three Months Ended March 31, 2023 and 2022

Net Revenues

The following table sets forth our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Subscription Services	$168,440	$173,037	$(4,597)	(3)%
Skills and Other	19,161	29,207	(10,046)	(34)
Total net revenues	$187,601	$202,244	$(14,643)	(7)

Subscription Services revenues decreased $4.6 million, or 3% during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily due to a decrease in overall students subscribing to Chegg Study and Chegg Study Pack. As a result of an increase in student interest and usage of artificial intelligence technologies, we are currently experiencing an adverse impact to our business and results of operations, which may continue in the future. Subscription Services revenues were 90% and 86% of net revenues during the three months ended March 31, 2023 and 2022, respectively. Skills and Other revenues decreased $10.0 million, or 34%, during the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to lower revenues from print textbooks and eTextbooks as a result of recognizing revenue on a net basis from our partnership with GT Marketplace, LLC that began in April 2022, and lower advertising revenues, partially offset by an increase in revenues related to our Skills offering. Skills and Other revenues were 10% and 14% of net revenues during the three months ended March 31, 2023 and 2022, respectively.

Cost of Revenues

The following table sets forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Cost of revenues(1)	$49,150	$55,085	$(5,935)	(11)%

(1) Includes share-based compensation expense of:	$527	$623	$(96)	(15)%

Cost of revenues decreased $5.9 million, or 11%, during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily attributable to the absence of print textbook and eTextbook related costs of $10.3 million and lower web hosting fees of $2.3 million, partially offset by higher other depreciation and amortization expense of $5.3 million. Gross margins increased to 74% during the three months ended March 31, 2023, from 73% during the same period in 2022.

Operating Expenses

The following table sets forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Research and development(1)	$46,907	$52,415	$(5,508)	(11)%
Sales and marketing(1)	37,017	42,498	(5,481)	(13)
General and administrative(1)	58,973	46,870	12,103	26
Total operating expenses	$142,897	$141,783	$1,114	1

(1) Includes share-based compensation expense of:
Research and development	$10,914	$11,776	$(862)	(7)%
Sales and marketing	2,499	4,386	(1,887)	(43)
General and administrative	19,806	16,299	3,507	22
Share-based compensation expense	$33,219	$32,461	$758	2

Research and Development

Research and development expenses decreased $5.5 million, or 11%, during the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily attributable to lower employee-related expenses, including share-based compensation expense, of $2.1 million. Research and development expenses as a percentage of net revenues were 25% during the three months ended March 31, 2023 compared to 26% during the same period in 2022.

Sales and Marketing

Sales and marketing expenses decreased by $5.5 million, or 13%, during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily attributable to lower marketing expenses of $3.5 million and lower employee-related expenses, including share-based compensation expense, of $1.2 million. Sales and marketing expenses as a percentage of net revenues were 20% during the three months ended March 31, 2023 compared to 21% during the same period in 2022.

General and Administrative

General and administrative expenses increased $12.1 million, or 26%, during the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $9.6 million and higher information technology service expenses of $1.4 million. General and administrative expenses as a percentage of net revenues were 31% during the three months ended March 31, 2023 compared to 23% during the same period in 2022.

Interest Expense and Other Income, Net

The following table sets forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Interest expense, net	$(1,268)	$(1,597)	$329	(21)%
Other income, net	12,076	6,180	5,896	95
Total interest expense, net and other income, net	$10,808	$4,583	$6,225	136

Interest expense, net decreased $0.3 million, or 21%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the partial extinguishment of the 2026 notes in 2022.

Other income, net increased $5.9 million, or 95%, during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in interest income of $9.8 million, partially offset by the absence of the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Provision for income taxes	$(4,176)	$(4,217)	$41	(1)%

Provision for income taxes remained relatively flat during the three months ended March 31, 2023 compared to the same period in 2022, however, there were significant changes due to the benefit of releasing uncertain tax positions in India partially offset by the absence of a valuation allowance benefit in the current quarter as a result of releasing our valuation allowance against a substantial amount of our U.S. deferred tax assets in 2022.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and investments totaling $1.2 billion, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. We have entered into accelerated share repurchase programs with financial institutions for $750.0 million, repurchased shares in open market transactions for $23.1 million and repurchased our convertible senior notes in privately-negotiated transactions for aggregate consideration of $734.4 million. As of March 31, 2023, we had $492.6 million remaining under the repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of March 31, 2023, we have incurred cumulative losses of $68.4 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by our initial public offering of our common stock (IPO), our 2017 follow-on public offering, our convertible senior notes offerings, our 2021 equity offering, and cash generated from operations.

Aside from the changes in operating lease obligations as disclosed in Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, there were no other material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of March 31, 2023, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$73,160	$80,035
Net cash used in investing activities	(106,779)	(363,072)
Net cash used in financing activities	(158,902)	(307,461)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2023 was $73.2 million. Our net income of $2.2 million was increased by significant non-cash operating expenses including share-based compensation expense of $33.7 million and other depreciation and amortization expense of $25.5 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $106.8 million and was related to the purchases of investments of $497.4 million and the purchases of property and equipment of $17.2 million, partially offset by the maturities of investments of $407.8 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was $158.9 million and was primarily related to the repurchases of common stock of $151.3 million and payment of $7.7 million in taxes related to the net share settlement of equity awards.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2023, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. See Note 6, “Commitments and Contingencies,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended March 31, 2023.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table summarizes the securities repurchase activity during the three months ended March 31, 2023 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly-Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 1 - January 31	—	—	—	—	642,564
February 1 - February 28(1)	7,599,747	—	7,599,747	150,000	492,564
March 1 - March 31	—	—	—	—	492,564
(1) On February 23, 2023, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2023 ASR) to repurchase $150.0 million of our outstanding common stock. In exchange for an upfront payment of $150.0 million, we received an initial delivery of 7,599,747 shares of our common stock. The average price paid per security is not applicable as final settlement did not occur during the three months ended March 31, 2023. See Note 8, “Stockholders' Equity,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the securities repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023.	8-K	001-36180	3/21/23	3.1
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
May 1, 2023	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)