Form 10-Q
period 2023-06-30
CHEGG, INC
filed 2023-08-07
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of July 31, 2023, the Registrant had 115,321,288 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$175,368	$473,677
Short-term investments	209,686	583,973
Accounts receivable, net of allowance of $224 and $394 at June 30, 2023 and December 31, 2022, respectively	20,670	23,515
Prepaid expenses	18,620	28,481
Other current assets	22,372	34,754
Total current assets	446,716	1,144,400
Long-term investments	422,758	216,233
Property and equipment, net	198,318	204,383
Goodwill	629,564	615,093
Intangible assets, net	67,630	78,333
Right of use assets	28,267	18,838
Deferred tax assets	146,790	167,524
Other assets	28,492	20,612
Total assets	$1,968,535	$2,465,416
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,954	$12,367
Deferred revenue	53,200	56,273
Accrued liabilities	76,657	70,234
Total current liabilities	142,811	138,874
Long-term liabilities
Convertible senior notes, net	767,043	1,188,593
Long-term operating lease liabilities	21,253	13,375
Other long-term liabilities	2,427	7,985
Total long-term liabilities	790,723	1,209,953
Total liabilities	933,534	1,348,827
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 115,177,618 and 126,473,827 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	115	126
Additional paid-in capital	1,121,820	1,244,504
Accumulated other comprehensive loss	(43,179)	(57,488)
Accumulated deficit	(43,755)	(70,553)
Total stockholders' equity	1,035,001	1,116,589
Total liabilities and stockholders' equity	$1,968,535	$2,465,416
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$182,853	$194,721	$370,454	$396,965
Cost of revenues	47,412	45,684	96,562	100,769
Gross profit	135,441	149,037	273,892	296,196
Operating expenses:
Research and development	52,872	52,480	99,779	104,895
Sales and marketing	30,956	35,279	67,973	77,777
General and administrative	70,309	53,935	129,282	100,805
Total operating expenses	154,137	141,694	297,034	283,477
(Loss) income from operations	(18,696)	7,343	(23,142)	12,719
Interest expense, net and other income, net:
Interest expense, net	(1,114)	(1,616)	(2,382)	(3,213)
Other income, net	64,103	1,809	76,179	7,989
Total interest expense, net and other income, net	62,989	193	73,797	4,776
Income before provision for income taxes	44,293	7,536	50,655	17,495
Provision for income taxes	(19,681)	(60)	(23,857)	(4,277)
Net income	$24,612	$7,476	$26,798	$13,218
Net income (loss) per share
Basic	$0.21	$0.06	$0.22	$0.10
Diluted	$(0.11)	$0.06	$(0.08)	$0.10
Weighted average shares used to compute net income (loss) per share
Basic	117,977	126,272	120,828	129,201
Diluted	132,944	149,574	137,416	129,934
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$24,612	$7,476	$26,798	$13,218
Other comprehensive income (loss)
Change in net unrealized loss on investments, net of tax	(4,420)	(2,333)	(608)	(15,250)
Change in foreign currency translation adjustments, net of tax	6,579	(29,613)	14,917	(48,284)
Other comprehensive income (loss)	2,159	(31,946)	14,309	(63,534)
Total comprehensive income (loss)	$26,771	$(24,470)	$41,107	$(50,316)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2023	119,628	$120	$1,120,344	$(45,338)	$(68,367)	$1,006,759
Repurchases of common stock	(5,408)	(6)	(35,051)	—	—	(35,057)
Issuance of common stock upon exercise of stock options and ESPP	358	—	2,935	—	—	2,935
Net share settlement of equity awards	600	1	(3,332)	—	—	(3,331)
Share-based compensation expense	—	—	36,627	—	—	36,627
Proceeds from capped call related to extinguishment of 2025 notes			297	—		297
Other comprehensive income	—	—	—	2,159	—	2,159
Net income	—	—	—	—	24,612	24,612
Balances at June 30, 2023	115,178	$115	$1,121,820	$(43,179)	$(43,755)	$1,035,001

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2022	126,682	$127	$1,176,765	$(36,922)	$(331,449)	$808,521
Repurchases of common stock	(837)	(1)	1	—	—	—
Issuance of common stock upon exercise of stock options and ESPP	265	—	4,102	—	—	4,102
Net share settlement of equity awards	234	—	(2,754)	—	—	(2,754)
Share-based compensation expense	—	—	33,392	—	—	33,392
Other comprehensive loss	—	—	—	(31,946)	—	(31,946)
Net income	—	—	—	—	7,476	7,476
Balances at June 30, 2022	126,344	$126	$1,211,506	$(68,868)	$(323,973)	$818,791
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(13,008)	(13)	(186,355)	—	—	(186,368)
Issuance of common stock upon exercise of stock options and ESPP	376	—	3,079	—	—	3,079
Net share settlement of equity awards	1,336	2	(11,068)	—	—	(11,066)
Share-based compensation expense	—	—	71,363	—	—	71,363
Proceeds from capped call related to extinguishment of 2025 notes			297			297
Other comprehensive loss	—	—	—	14,309	—	14,309
Net income	—	—	—	—	26,798	26,798
Balances at June 30, 2023	115,178	$115	$1,121,820	$(43,179)	$(43,755)	$1,035,001

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(11,562)	(12)	(300,438)	—	—	(300,450)
Issuance of common stock upon exercise of stock options and ESPP	319	—	4,557	—	—	4,557
Net share settlement of equity awards	635	1	(10,221)	—	—	(10,220)
Share-based compensation expense	—	—	68,303	—	—	68,303
Other comprehensive loss	—	—	—	(63,534)	—	(63,534)
Net income	—	—	—	—	13,218	13,218
Balances at June 30, 2022	126,344	$126	$1,211,506	$(68,868)	$(323,973)	$818,791
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$26,798	$13,218
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	69,666	64,171
Other depreciation and amortization expense	52,027	41,921
Deferred income taxes	20,142	(303)
Gain on early extinguishment of debt	(53,777)	—
Restructuring charges	5,704	—
Loss contingency	7,000	—
Operating lease expense, net	3,009	3,242
Amortization of debt issuance costs	1,988	2,779
Loss from write-off of property and equipment	450	2,767
Gain on foreign currency remeasurement of purchase consideration	—	(4,628)
Print textbook depreciation expense	—	1,610
Impairment on lease related assets	—	3,411
Gain on textbook library, net	—	(4,967)
Other non-cash items	(1,083)	470
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	3,081	3,227
Prepaid expenses and other current assets	15,082	28,768
Other assets	5,470	13,058
Accounts payable	(671)	(5,246)
Deferred revenue	(3,634)	4,256
Accrued liabilities	(7,140)	(21,034)
Other liabilities	(8,205)	(2,965)
Net cash provided by operating activities	135,907	143,755
Cash flows from investing activities
Purchases of property and equipment	(33,864)	(57,286)
Purchases of textbooks	—	(3,815)
Proceeds from disposition of textbooks	9,787	2,494
Purchases of investments	(552,409)	(356,553)
Maturities of investments	476,862	522,466
Proceeds from sale of investments	238,681	—
Purchase of strategic equity investment	(9,604)	—
Acquisition of business, net of cash acquired	—	(401,125)
Net cash provided by (used in) investing activities	129,453	(293,819)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	3,081	4,558
Payment of taxes related to the net share settlement of equity awards	(11,068)	(10,221)
Repurchases of common stock	(186,368)	(300,450)
Repayment of convertible senior notes	(369,761)	—
Proceeds from exercise of convertible senior notes capped call	297	—
Net cash used in financing activities	(563,819)	(306,113)
Effect of exchange rate changes	197	4,628
Net decrease in cash, cash equivalents and restricted cash	(298,262)	(451,549)
Cash, cash equivalents and restricted cash, beginning of period	475,854	855,893
Cash, cash equivalents and restricted cash, end of period	$177,592	$404,344

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow data:
Cash paid during the period for:
Interest	$517	$437
Income taxes, net of refunds	$6,171	$3,915
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,909	$3,869
Right of use assets obtained in exchange for lease obligations:
Operating leases	$12,407	$3,244
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,518	$4,057

	June 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$175,368	$402,089
Restricted cash included in other current assets	60	64
Restricted cash included in other assets	2,164	2,191
Total cash, cash equivalents and restricted cash	$177,592	$404,344
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2023, our results of operations, results of comprehensive income (loss), and stockholders' equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Our results of operations, results of comprehensive income (loss), stockholders' equity, and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Except for our policies on strategic investments, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Strategic Investments

Investments in partnerships where we have the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting. Equity method investments are initially recorded at cost and adjusted for our share of the investees' earnings or losses, based on our percentage ownership, recognized on a one-quarter lag basis within other income, net on our condensed consolidated statements of operations.

Investments in entities where we do not have the ability to exercise significant influence and which do not have readily determinable fair values are accounted for at cost, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any.

Strategic investments are included in other assets on our condensed consolidated balance sheets. We assess our strategic investments for impairment whenever events or changes in circumstances indicate that they may be impaired. The factors we consider in our evaluation include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations or working capital deficiencies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the six months ended June 30, 2023 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $0.3 million of deferred tax assets during the six months ended June 30, 2022 has been reclassified from other non-cash items on our condensed consolidated statements of cash flows. This change in presentation does not affect previously reported results.

Leases

During the six months ended June 30, 2023, we extended our existing lease agreement related to our corporate headquarters in Santa Clara and reassessed lease terms related to office spaces internationally in India, resulting in the recording of $12.4 million of right of use assets in exchange for lease liabilities.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of June 30, 2023, are as follows (in thousands):

June 30, 2023
Remaining six months of 2023	$4,356
2024	7,886
2025	6,622
2026	5,932
2027	5,515
Thereafter	1,902
Total future minimum lease payments	32,213
Less imputed interest	(3,896)
Total lease liabilities	$28,317

Condensed Consolidated Statements of Operations Details

Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain on early extinguishment of debt	$53,777	$—	53,777	$—
Interest income	$10,658	$2,032	21,921	$3,509
Gain on foreign currency remeasurement of purchase consideration	—	—	—	$4,628
Other	(332)	(223)	481	(148)
Total other income, net	$64,103	$1,809	$76,179	$7,989

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the six months ended June 30, 2023 that would have a material impact on our financial statements.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the six months ended June 30, 2023 that had a material impact on our financial statements.

Note 2. Revenues

Revenue Recognition

Revenues are recognized when control of the goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time, with certain revenues being recognized at a point in time.

We have changed our revenue disaggregation to Subscription Services and Skills and Other to better reflect the nature and timing of revenue and cash flows. Subscription Services includes revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings. Skills and Other includes revenues from our Skills, advertising services, print textbooks and eTextbooks offerings. We no longer present our Required Materials product line separately as we no longer recognize significant revenue from our print textbook and eTextbooks offerings.

The following tables set forth our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Subscription Services	$165,855	$175,424	$(9,569)	(5)%
Skills and Other	16,998	19,297	(2,299)	(12)
Total net revenues	$182,853	$194,721	$(11,868)	(6)

	Six Months Ended June 30,		Change
	2023	2022	$	%
Subscription Services	$334,295	$348,461	$(14,166)	(4)%
Skills and Other	36,159	48,504	(12,345)	(25)
Total net revenues	$370,454	$396,965	$(26,511)	(7)

During the three and six months ended June 30, 2023, we recognized revenues of $41.1 million and $47.9 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and six months ended June 30, 2022, we recognized revenues of $42.2 million and $32.9 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2023	December 31, 2022	$	%
Accounts receivable, net	$20,670	$23,515	$(2,845)	(12)%
Contract assets	10,693	11,946	(1,253)	(10)
Deferred revenue	53,200	56,273	(3,073)	(5)

During the six months ended June 30, 2023 our accounts receivable, net balance decreased by $2.8 million, or 12%, primarily due to timing of billings and seasonality of our business. During the six months ended June 30, 2023, our contract assets balance decreased by $1.3 million, or 10%, primarily due to our Thinkful service. During the six months ended June 30, 2023, our deferred revenue balance decreased by $3.1 million, or 5%, primarily due to timing of bookings and seasonality of our business.

Note 3. Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic
Numerator:
Net income	$24,612	$7,476	$26,798	$13,218
Denominator:
Weighted average shares used to compute net income per share, basic	117,977	126,272	120,828	129,201

Net income per share, basic	$0.21	$0.06	$0.22	$0.10

Diluted
Numerator:
Net income	$24,612	$7,476	$26,798	$13,218
Convertible senior notes activity, net of tax(1)	(39,398)	1,212	(38,446)	—
Net (loss) income, diluted	$(14,786)	$8,688	$(11,648)	$13,218
Denominator:
Weighted average shares used to compute net income per share, basic	117,977	126,272	120,828	129,201
Shares related to stock plan activity	—	427	—	733
Shares related to convertible senior notes	14,967	22,875	16,588	—
Weighted average shares used to compute net (loss) income per share, diluted	132,944	149,574	137,416	129,934

Net (loss) income per share, diluted	$(0.11)	$0.06	$(0.08)	$0.10
(1) Includes the gain on early extinguishment and interest expense on our notes, net of tax. For further information, see Note 5, “Convertible Senior Notes.”

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares related to stock plan activity	9,982	8,041	7,661	3,645
Shares related to convertible senior notes	—	—	—	22,875
Total common stock equivalents	9,982	8,041	7,661	26,520

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of June 30, 2023 and December 31, 2022 (in thousands except for fair value levels):

	June 30, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$38,597	$—	$—	$38,597
Money market funds	Level 1	136,771	—	—	136,771
Total cash and cash equivalents		$175,368	$—	$—	$175,368
Short-term investments:
Corporate debt securities	Level 2	$106,429	$—	$(805)	$105,624
U.S. treasury securities	Level 1	30,063	—	(32)	30,031
Agency bonds	Level 2	74,496	—	(465)	74,031
Total short-term investments		$210,988	$—	$(1,302)	$209,686
Long-term investments:
Corporate debt securities	Level 2	$195,372	$10	$(1,736)	$193,646
U.S. treasury securities	Level 1	98,946	—	(1,168)	97,778
Agency bonds	Level 2	133,017	—	(1,683)	131,334
Total long-term investments		$427,335	$10	$(4,587)	$422,758

	December 31, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$33,532	$—	$—	$33,532
Money market funds	Level 1	440,145	—	—	440,145
Total cash and cash equivalents		$473,677	$—	$—	$473,677
Short-term investments:
Commercial paper	Level 2	$11,744	$—	$(29)	$11,715
Corporate debt securities	Level 2	491,459	—	(4,130)	487,329
U.S. treasury securities	Level 1	85,271	—	(342)	84,929
Total short-term investments		$588,474	$—	$(4,501)	$583,973
Long-term investments:
Corporate debt securities	Level 2	$125,735	$158	$(909)	$124,984
U.S. treasury securities	Level 1	30,633	122	—	30,755
Agency bonds	Level 2	60,635	—	(141)	60,494
Total long-term investments		$217,003	$280	$(1,050)	$216,233

As of June 30, 2023, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three and six months ended June 30, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors. During the three and six months ended June 30, 2023 and 2022, our realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2023 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$210,988	$209,686
Due after one year through three years	427,335	422,758
Investments not due at a single maturity date	136,771	136,771
Total	$775,094	$769,215

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In May 2023, we entered into a $15.0 million commitment to invest in Sound Ventures AI Fund, L.P. (Sound Ventures), a limited partnership that invests in artificial intelligence companies, for an approximate 6% ownership. We accounted for our investment under the equity method of accounting. During the three months ended June 30, 2023, we funded $9.6 million of our investment commitment. As part of the conditions for entering into the investment, we are contractually required to provide additional investment commitments. As of June 30, 2023, we have unfunded investment commitments of $5.4 million, which can be issued at any time within five years of the commencement of the partnership, which occurred in February 2023.

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment charges during the three and six months ended June 30, 2023, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three and six months ended June 30, 2023.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of June 30, 2023 and December 31, 2022 was $312.7 million and $385.0 million, respectively. The estimated fair value of the 2025 notes as of June 30, 2023 and December 31, 2022 was $318.5 million and $640.5 million, respectively. For further information on the notes, refer to Note 5, “Convertible Senior Notes.”

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

In May 2023, in connection with our securities repurchase program, we extinguished $85.8 million and $341.1 million aggregate principal amount of the 2026 notes and 2025 notes, respectively, in privately-negotiated transactions for a total consideration of $368.6 million, which was paid to the holders in cash. We also incurred approximately $1.2 million in fees resulting in a total reacquisition price of $369.8 million. The carrying amount of the extinguished notes was $423.5 million resulting in a $53.8 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and the 2025 notes were canceled with the trustee. Additionally, we terminated 2025 notes capped call transactions underlying 6,615,161 shares of our common stock and received aggregate cash proceeds of $0.3 million. As of June 30, 2023, we had 9,297,800 and 6,961,352 shares remaining underlying the 2026 notes and 2025 notes, respectively.

During the three months ended June 30, 2023, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible the following quarter.

The net carrying amount of the notes is as follows (in thousands):

	June 30, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,198	$358,914	$500,000	$699,979
Unamortized issuance costs	(3,466)	(2,603)	(4,837)	(6,549)
Net carrying amount	$410,732	$356,311	$495,163	$693,430

The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	310	657	635	1,307
Total 2026 notes interest expense	$310	$657	$635	$1,307
2025 notes:
Contractual interest expense	$182	$219	$398	$434
Amortization of issuance costs	621	740	1,353	1,472
Total 2025 notes interest expense	$803	$959	$1,751	$1,906

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of June 30, 2023, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 27, 2022, Plaintiff Sheri Moyer, individually and on behalf of all others similarly situated, filed a putative consumer class action in the United States District Court for the Northern District of California (Case No. 22-cv-09123) on behalf of all purchasers of a Chegg product or service as part of an automatic renewal plan or continuous service offer within the past four years. On July 25, 2023, the Company received an order granting its motion to compel arbitration, and the case will be stayed pending arbitration. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. The Company is not at fault however is pursuing a settlement agreement with JPMC. As of June 30, 2023, a loss is probable and reasonably estimable, therefore we have recognized an estimated loss contingency accrual of $7.0 million within general and administrative expense on our condensed consolidated statements of operations.

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

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company filed its answer to the Pearson Complaint on November 19, 2021. Pearson’s June 29, 2022 Motion for Leave to File Amended Complaint seeking to add Bedford, Freeman & Worth Publishing Group, LLC d/b/a Macmillan Learning as a plaintiff was denied. Pearson filed an Amended Complaint on May 10, 2023, and the Company filed an amended answer on June 7, 2023. The Company disputes these claims and intends to vigorously defend itself in this matter.

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order ("Final Order") requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multi factor authentication to secure their accounts, and allow users to request access to and delete their data. No monetary penalties or fines were included in the Final Order.

Aside from the loss contingency accrual recorded related to the Frank matter, we have not recorded any additional loss contingency accruals related to the above matters as we do not believe that a loss is probable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2023.

Note 8. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. As of June 30, 2023, we have reserved the following shares of our common stock for future issuance:

June 30, 2023
Outstanding stock options	257,542
Outstanding RSUs and PSUs	11,162,669
Shares available for grant under the 2023 Equity Incentive Plan	12,070,617
Shares available for issuance under the Amended and Restated 2013 Employee Stock Purchase Plan	4,000,000
Total common shares reserved for future issuance	27,490,828

Stock Plans

2023 Equity Incentive Plan

On April 7, 2023, our Board of Directors adopted our 2023 Equity Incentive Plan (the “2023 EIP”), which was subsequently approved by our stockholders and became effective on June 7, 2023, replacing our 2013 Equity Incentive Plan (the “2013 Plan”). On the effective date of the 2023 EIP, 12,000,000 shares of our common stock were reserved for issuance under the 2023 EIP. On June 6, 2023, the date on which the 2013 Plan expired, all remaining shares available for grant under the 2013 Plan were cancelled, and we will not make any additional grants under the 2013 Plan. In addition, any shares subject to awards, including shares subject to awards granted under the 2013 Plan that were outstanding on June 7, 2023, that are cancelled, forfeited, repurchased, expire by their terms without shares being issued, are used to pay the exercise price of an option or stock appreciation right or withheld to satisfy the tax withholding obligations related to any award, will be returned to the pool of shares available for grant and issuance under the 2023 Plan. As of June 30, 2023, there were 12,070,617 shares available for grant under the 2023 EIP. The 2023 EIP permits the granting of incentive stock options, non-qualified stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards. The 2023 EIP terminates on April 7, 2033.

Amended and Restated 2013 Employee Stock Purchase Plan

On April 7, 2023, our Board of Directors adopted our Amended and Restated 2013 Employee Stock Purchase Plan (the “A&R ESPP”), which was subsequently approved by our stockholders and became effective on June 7, 2023. The A&R ESPP permits eligible employees to purchase shares of our common stock by accumulating funds through periodic payroll deductions.

The A&R ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the A&R ESPP, eligible employees will be granted an option to purchase shares of our common stock at a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. The Compensation Committee of our Board of Directors shall determine the duration and commencement date of each offering period, provided that an offering period shall in no event be longer than twenty-seven (27) months, except as otherwise provided by an applicable sub-plan. Upon approval of the A&R ESPP, the available share pool under our existing 2013 Employee Stock Purchase Plan was reduced, and we have reserved 4,000,000 shares of our common stock under the A&R ESPP. As of June 30, 2023, there were 4,000,000 shares of common stock available for future issuance under the A&R ESPP.

Note 9. Stockholders' Equity

Share Repurchases

In June 2023, we repurchased 3,433,157 shares of our common stock in open market transactions for $34.5 million.

In February 2023, we entered into an accelerated share repurchase (ASR) agreement with a financial institution (2023 ASR). We accounted for the 2023 ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. Upon execution, we paid a fixed amount of $150.0 million and received an initial delivery of 7,599,747 shares of our common stock, which were retired immediately. The initial delivery of shares of our common stock represented approximately 80 percent of the fixed amount paid of $150.0 million, which was based on the share price of our common stock on the date of execution. The 2023 ASR, along with $1.9 million in associated costs, primarily consisting of an estimated 1% excise tax, were recorded as a reduction to additional paid in capital on our condensed consolidated statements of stockholders’ equity. The 2023 ASR settled during the three months ended June 30, 2023 and we received an additional delivery of 1,974,762 shares of our common stock, which were retired immediately. The 2023 ASR resulted in a total repurchase of 9,574,509 shares of our common stock at a volume-weighted-average price, less an agreed upon discount, of $15.67 per share. We were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

In February 2022 and December 2021, we entered into ASR agreements with financial institutions. During the year ended December 31, 2022, we received a total of 11,562,475 shares of our common stock from these ASR agreements, which were retired immediately. Additionally, during the year ended December 31, 2022, we repurchased 1,146,803 shares of our common stock in open market transactions.

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

As of December 31, 2022, we had $642.6 million remaining under the securities repurchase program. During the six months ended June 30, 2023, we repurchased shares of our common stock for $184.5 million and a portion of our notes for $368.6 million. As of June 30, 2023, we had $89.4 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$560	$669	$1,087	$1,292
Research and development	11,968	10,006	22,882	21,782
Sales and marketing	2,182	4,019	4,681	8,405
General and administrative	21,210	16,393	41,016	32,692
Total share-based compensation expense	$35,920	$31,087	$69,666	$64,171

During the three and six months ended June 30, 2023, we capitalized share-based compensation expense of $0.7 million and $1.7 million, respectively. During the three and six months ended June 30, 2022, we capitalized share-based compensation expense of $2.3 million and $4.1 million, respectively. As of June 30, 2023, total unrecognized share-based compensation expense was approximately $204.8 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.1 years.

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	9,155,680	$36.03
Granted	5,269,726	15.68
Released	(2,080,263)	36.20
Forfeited	(1,182,474)	30.53
Balance at June 30, 2023	11,162,669	26.98

Note 10. Restructuring

In June 2023, we announced a reduction in workforce to better position the Company to execute against its AI strategy and to create long-term, sustainable value for its students and investors. This resulted in a management approved restructuring plan that impacted approximately 90 employees primarily in the United States. During the three months ended June 30, 2023, we recorded restructuring charges of $5.7 million related to one-time employee termination benefits classified on our condensed consolidated statements of operations based on the employees' job function. As of June 30, 2023, $2.0 million in payments have been made and the $3.7 million liability is included within accrued liabilities on our condensed consolidated balance sheets. The total cost of the restructuring plan has been recorded and we expect it to be completed by the end of fiscal 2023. We expect cost savings from the restructuring plan to be reinvested in future growth opportunities.

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

Our long-term strategy is centered upon our ability to utilize Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. More recently, we have rapidly realigned our resources around our artificial intelligence efforts, including developing the large language models required for our students to have a fully generative, conversational experience. In addition, we believe these investments will allow us to sustain profitability and remain cash-flow positive in the long-term. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties including our ability to attract, retain, and increasingly engage the student population, reduced traffic to our services, and other factors, such as the rapidly changing development of artificial intelligence technologies and global macroeconomic conditions, which continue to evolve and affect our business and results of operations. Student interest in and usage of artificial intelligence technologies have increased, which we believe has and may continue to negatively impact the number of subscriber acquisitions. As a result, we are experiencing an adverse effect on our operating results, growth and financial condition, which may continue. These risks and uncertainties are described in greater detail in Part I, Item 1A, “Risk Factors.”

During the three and six months ended June 30, 2023, we generated net revenues of $182.9 million and $370.5 million, respectively. During the three and six months ended June 30, 2022, we generated net revenues of $194.7 million and $397.0 million, respectively.

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

Subscription Services

Our Subscription Services can be accessed internationally through our websites and on mobile devices and include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu and students typically pay to access our Subscription Services on a monthly basis. Revenues from our Subscription Services are primarily recognized ratably over the monthly subscription period whereas the number of subscribers are determined as those who have paid to access our services at any time during the period. Changes in revenues are primarily related to changes in subscribers however they may not necessarily coincide as a result of timing. Our Chegg Study subscription service provides “Expert Questions and Answers” and step-by-step “Textbook Solutions,” helping students with their course work. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math subscription service, including Mathway, helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math services, which also includes additional features such as flashcards, concept videos, practice questions and quizzes, and instructor-created materials through Uversity. Our Busuu language learning platform offers a comprehensive solution through a combination of self-paced lessons, live classes with expert tutors and the ability to learn and practice with members of the Busuu language learning community.

In the aggregate, Subscription Services revenues were 91% and 90% of net revenues during the three and six months ended June 30, 2023, respectively, compared to 90% and 88% of net revenues during the three and six months ended June 30, 2022, respectively.

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

In the aggregate, Skills and Other revenues were 9% and 10% of net revenues during the three and six months ended June 30, 2023, respectively, compared to 10% and 12% of net revenues during the three and six months ended June 30, 2022, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Net revenues	$182,853	100%	$194,721	100%	$370,454	100%	$396,965	100%
Cost of revenues(1)	47,412	26	45,684	23	96,562	26	100,769	25
Gross profit	135,441	74	149,037	77	273,892	74	296,196	75
Operating expenses:
Research and development(1)	52,872	29	52,480	27	99,779	27	104,895	27
Sales and marketing(1)	30,956	17	35,279	18	67,973	18	77,777	20
General and administrative(1)	70,309	38	53,935	28	129,282	35	100,805	25
Total operating expenses	154,137	84	141,694	73	297,034	80	283,477	72
(Loss) income from operations	(18,696)	(10)	7,343	4	(23,142)	(6)	12,719	3
Total interest expense, net and other income, net	62,989	34	193	0	73,797	20	4,776	1
Income before provision for income taxes	44,293	24	7,536	4	50,655	14	17,495	4
Provision for income taxes	(19,681)	(11)	(60)	0	(23,857)	(7)	(4,277)	(1)
Net income	$24,612	13%	$7,476	4%	$26,798	7%	$13,218	3%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$560		$669		$1,087		$1,292
Research and development	11,968		10,006		22,882		21,782
Sales and marketing	2,182		4,019		4,681		8,405
General and administrative	21,210		16,393		41,016		32,692
Total share-based compensation expense	$35,920		$31,087		$69,666		$64,171

Three and Six Months Ended June 30, 2023 and 2022

Net Revenues

The following tables set forth our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Subscription Services	$165,855	$175,424	$(9,569)	(5)%
Skills and Other	16,998	19,297	(2,299)	(12)
Total net revenues	$182,853	$194,721	$(11,868)	(6)

	Six Months Ended June 30,		Change
	2023	2022	$	%
Subscription Services	$334,295	$348,461	$(14,166)	(4)%
Skills and Other	36,159	48,504	(12,345)	(25)
Total net revenues	$370,454	$396,965	$(26,511)	(7)

Subscription Services revenues decreased $9.6 million, or 5%, and $14.2 million, or 4%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was primarily due to a 9% and 5% decrease in subscribers who have paid to access our services during the three months ended June 30, 2023 and March 31, 2023, respectively, compared to the same periods in 2022. Subscription Services revenues were 91% and 90% of net revenues during the three and six months ended June 30, 2023, respectively, compared to 90% and 88% of net revenues during the three and six months ended June 30, 2022, respectively.

Skills and Other revenues decreased $2.3 million, or 12%, and $12.3 million, or 25%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was primarily due to lower revenues from print textbooks and eTextbooks as a result of recognizing revenue on a net basis from our partnership with GT Marketplace, LLC that began in April 2022 of $4.9 million and $19.2 million, respectively. Skills and Other revenues were 9% and 10% of net revenues during the three and six months ended June 30, 2023, respectively, compared to 10% and 12% of net revenues during the three and six months ended June 30, 2022, respectively.

Cost of Revenues

The following tables set forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Cost of revenues(1)	$47,412	$45,684	$1,728	4%

(1) Includes share-based compensation expense of:	$560	$669	$(109)	(16)%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Cost of revenues(1)	$96,562	$100,769	$(4,207)	(4)%

(1) Includes share-based compensation expense of:	$1,087	$1,292	$(205)	(16)%

Cost of revenues increased $1.7 million, or 4%, during the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily attributable to higher other depreciation and amortization expense of $4.9 million, partially offset by the absence of transitional logistic charges of $1.2 million. Gross margins decreased to 74% during the three months ended June 30, 2023, from 77% during the same period in 2022.

Cost of revenues decreased $4.2 million, or 4%, during the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily attributable to the absence of print textbook and eTextbook related costs of $9.5 million, lower transitional logistic charges of $1.3 million, and lower employee-related expenses, including share-based compensation expense, of $1.3 million partially offset by higher other depreciation and amortization expense of $10.2 million. Gross margins decreased to 74% during the six months ended June 30, 2023, from 75% during the same period in 2022.

Operating Expenses

The following tables set forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Research and development(1)	$52,872	$52,480	$392	1%
Sales and marketing(1)	30,956	35,279	(4,323)	(12)
General and administrative(1)	70,309	53,935	16,374	30
Total operating expenses	$154,137	$141,694	$12,443	9

(1) Includes share-based compensation expense of:
Research and development	$11,968	$10,006	$1,962	20%
Sales and marketing	2,182	4,019	(1,837)	(46)
General and administrative	21,210	16,393	4,817	29
Share-based compensation expense	$35,360	$30,418	$4,942	16

	Six Months Ended June 30,		Change
	2023	2022	$	%
Research and development(1)	$99,779	$104,895	$(5,116)	(5)%
Sales and marketing(1)	67,973	77,777	(9,804)	(13)
General and administrative(1)	129,282	100,805	28,477	28
Total operating expenses	$297,034	$283,477	$13,557	5

(1) Includes share-based compensation expense of:
Research and development	$22,882	$21,782	$1,100	5%
Sales and marketing	4,681	8,405	(3,724)	(44)
General and administrative	41,016	32,692	8,324	25
Share-based compensation expense	$68,579	$62,879	$5,700	9

Research and Development

Research and development expenses increased $0.4 million, or 1%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily attributable to restructuring charges of $1.7 million. Research and development expenses as a percentage of net revenues were 29% during the three months ended June 30, 2023 compared to 27% during the same period in 2022.

Research and development expenses decreased $5.1 million, or 5%, during the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to lower employee-related expenses, including share-based compensation expense, of $2.1 million, and lower contractor spend of $1.0 million, partially offset by restructuring charges of $1.7 million. Research and development expenses as a percentage of net revenues were 27% during the six months ended June 30, 2023 and 2022.

Sales and Marketing

Sales and marketing expenses decreased by $4.3 million, or 12%, during the three months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily attributable to lower marketing expenses of $2.2 million, primarily due to Busuu, and lower employee-related expenses, including share-based compensation expense, of $2.0 million, partially offset by restructuring charges of $1.2 million. Sales and marketing expenses as a percentage of net revenues were 17% during the three months ended June 30, 2023 compared to 18% during the same period in 2022.

Sales and marketing expenses decreased by $9.8 million, or 13%, during the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily attributable to lower marketing expenses of $5.7 million, primarily due to Busuu, and lower employee-related expenses, including share-based compensation expense, of $3.2 million, partially offset by restructuring charges of $1.2 million. Sales and marketing expenses as a percentage of net revenues were 18% during the six months ended June 30, 2023 compared to 20% during the same period in 2022.

General and Administrative

General and administrative expenses increased $16.4 million, or 30%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $10.6 million, a loss contingency accrual of $7.0 million, and restructuring charges of $2.8 million, which was partially offset by the absence of the impairment on lease related assets of $3.4 million. General and administrative expenses as a percentage of net revenues were 38% during the three months ended June 30, 2023 compared to 28% during the same period in 2022.

General and administrative expenses increased $28.5 million, or 28%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $20.2 million, a loss contingency accrual of $7.0 million, and restructuring charges of $2.8 million, which was partially offset by the absence of the impairment on lease related assets of $3.4 million. General and administrative expenses as a percentage of net revenues were 35% during the six months ended June 30, 2023 compared to 25% during the same period in 2022.

Interest Expense and Other Income, Net

The following tables set forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Interest expense, net	$(1,114)	$(1,616)	$502	(31)%
Other income, net	64,103	1,809	62,294	n/m
Total interest expense, net and other income, net	$62,989	$193	$62,796	n/m

	Six Months Ended June 30,		Change
	2023	2022	$	%
Interest expense, net	$(2,382)	$(3,213)	$831	(26)%
Other income, net	76,179	7,989	68,190	n/m
Total interest expense, net and other income, net	$73,797	$4,776	$69,021	n/m
______________________________________
n/m - not meaningful

Interest expense, net decreased $0.5 million, or 31%, and $0.8 million, or 26%, during the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to the partial extinguishment of the 2026 notes in August 2022.

Other income, net increased $62.3 million during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a $53.8 million gain on early extinguishment of a portion of the 2026 notes and 2025 notes and an increase in interest income of $8.6 million. Other income, net increased $68.2 million, during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a $53.8 million gain on early extinguishment of a portion of the

2026 notes and 2025 notes and an increase in interest income of $18.4 million, partially offset by the absence of the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu.

Provision for Income Taxes

The following tables set forth our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Provision for income taxes	$(19,681)	$(60)	$(19,621)	n/m

	Six Months Ended June 30,		Change
	2023	2022	$	%
Provision for income taxes	$(23,857)	$(4,277)	$(19,580)	n/m
______________________________________
n/m - not meaningful

Provision for income taxes increased $19.6 million during the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to the absence of a valuation allowance benefit as a result of releasing our valuation allowance against a substantial amount of our U.S. deferred tax assets in 2022.

Provision for income taxes increased $19.6 million during the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to the absence of a valuation allowance benefit as a result of releasing our valuation allowance against a substantial amount of our U.S. deferred tax assets in 2022 partially offset by the benefit of releasing uncertain tax positions in India.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and investments totaling $807.8 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In June 2022, our board of directors approved a $1.0 billion increase to our existing securities repurchase program authorizing the repurchase of up to $2.0 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. We have entered into accelerated share repurchase programs with financial institutions for $750.0 million, repurchased shares in open market transactions for $57.6 million and repurchased our convertible senior notes in privately-negotiated transactions for aggregate consideration of $1,103.0 million. As of June 30, 2023, we had $89.4 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

As of June 30, 2023, we have incurred cumulative losses of $43.8 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by equity and convertible senior notes offerings as well as cash generated from operations.

Aside from the changes in operating lease obligations and unfunded commitments as disclosed in Note 1, “Background and Basis of Presentation,” and Note 4, “Cash and Cash Equivalents, Investments and Fair Value Measurements,” respectively, of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, there were no other material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of June 30, 2023, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$135,907	$143,755
Net cash provided by (used in) investing activities	129,453	(293,819)
Net cash used in financing activities	(563,819)	(306,113)

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 was $135.9 million. Our net income of $26.8 million was increased by significant non-cash operating expenses including share-based compensation expense of $69.7 million, other depreciation and amortization expense of $52.0 million, deferred income taxes of $20.1 million, and a loss contingency of $7.0 million, partially offset by the gain on early extinguishment of a portion of the 2026 notes and 2025 notes of $53.8 million.

Net cash provided by operating activities during the six months ended June 30, 2022 was $143.8 million. Our net income of $13.2 million was increased by the change in our prepaid expenses of $28.8 million. We also had significant non-cash operating expenses including share-based compensation expense of $64.2 million and other depreciation and amortization expense of $41.9 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was $129.5 million and was related to the maturities of investments of $476.9 million and proceeds from sale of our investments of $238.7 million, partially offset by purchases of investments of $552.4 million and the purchases of property and equipment of $33.9 million.

Net cash used in investing activities during the six months ended June 30, 2022 was $293.8 million and was related to the acquisition of a business of $401.1 million, the purchases of investments of $356.6 million, the purchases of property and equipment of $57.3 million, and the purchases of textbooks of $3.8 million, partially offset by the maturity of investments of $522.5 million and proceeds from the disposition of textbooks of $2.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was $563.8 million and was primarily related to the repayment of a portion of our 2026 notes and 2025 notes of $369.8 million, repurchases of common stock of $186.4 million and payment of $11.1 million in taxes related to the net share settlement of equity awards.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2023, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b)Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended June 30, 2023.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table summarizes the securities repurchase activity during the three months ended June 30, 2023 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased(1)	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly-Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan(2)
April 1 - April 30	—	$—	—	$—	$492,564
May 1 - May 31	1,974,762	15.6666	1,974,762	—	123,953
June 1 - June 30	3,433,157	10.0528	3,433,157	34,513	89,440
(1) In May 2023, we received an additional delivery of 1,974,762 shares of our common stock related to the 2023 ASR; however, this did not impact the remaining securities repurchase amount as we made an upfront payment of $150.0 million in February 2023.
(2) In May 2023, we repurchased $368.6 million convertible senior notes resulting in $124.0 million of our securities repurchase program amount remaining.

See Note 5, “Convertible Senior Notes” and Note 9, “Stockholders' Equity” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the repurchase of convertible senior notes, the securities repurchase program, and the 2023 ASR.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Andrew Brown(1)	Chief Financial Officer	Adoption	May 19, 2023	June 28, 2024	28,241
(1) Andrew Brown, the Company's Chief Financial Officer, entered into a Rule 10b5-1 Plan on May 19, 2023. Mr. Brown's plan provides for the potential sale of up to 28,241 shares of the Company's common stock. The plan expires on June 28, 2024, or upon the earlier completion of all authorized transactions under the plan.

None of our Section 16 officers or directors adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.1	2023 Equity Incentive Plan, and forms of agreements thereunder	8-K	001-36180	6/7/23	10.1
3.2	Amended And Restated Chegg, Inc. 2013 Employee Stock Purchase Plan	8-K	001-36180	6/7/23	10.2
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
August 7, 2023	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)