Form 10-Q
period 2023-09-30
CHEGG, INC
filed 2023-10-30
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of October 23, 2023, the Registrant had 115,814,932 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$94,419	$473,677
Short-term investments	166,841	583,973
Accounts receivable, net of allowance of $245 and $394 at September 30, 2023 and December 31, 2022, respectively	30,480	23,515
Prepaid expenses	30,761	28,481
Other current assets	25,195	34,754
Total current assets	347,696	1,144,400
Long-term investments	412,541	216,233
Property and equipment, net	168,735	204,383
Goodwill	617,690	615,093
Intangible assets, net	56,638	78,333
Right of use assets	26,568	18,838
Deferred tax assets	145,807	167,524
Other assets	28,964	20,612
Total assets	$1,804,639	$2,465,416
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$18,187	$12,367
Deferred revenue	58,906	56,273
Accrued liabilities	73,133	70,234
Total current liabilities	150,226	138,874
Long-term liabilities
Convertible senior notes, net	599,291	1,188,593
Long-term operating lease liabilities	19,537	13,375
Other long-term liabilities	2,236	7,985
Total long-term liabilities	621,064	1,209,953
Total liabilities	771,290	1,348,827
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 115,671,820 and 126,473,827 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	116	126
Additional paid-in capital	1,151,697	1,244,504
Accumulated other comprehensive loss	(56,426)	(57,488)
Accumulated deficit	(62,038)	(70,553)
Total stockholders' equity	1,033,349	1,116,589
Total liabilities and stockholders' equity	$1,804,639	$2,465,416
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$157,854	$164,739	$528,308	$561,704
Cost of revenues	83,575	45,203	180,137	145,972
Gross profit	74,279	119,536	348,171	415,732
Operating expenses:
Research and development	46,202	45,426	145,981	150,321
Sales and marketing	28,872	31,803	96,845	109,580
General and administrative	57,075	53,742	186,357	154,547
Total operating expenses	132,149	130,971	429,183	414,448
(Loss) income from operations	(57,870)	(11,435)	(81,012)	1,284
Interest expense, net and other income, net:
Interest expense, net	(733)	(1,525)	(3,115)	(4,738)
Other income, net	40,492	97,258	116,671	105,247
Total interest expense, net and other income, net	39,759	95,733	113,556	100,509
(Loss) income before (provision for) benefit from income taxes	(18,111)	84,298	32,544	101,793
(Provision for) benefit from income taxes	(172)	167,264	(24,029)	162,987
Net (loss) income	$(18,283)	$251,562	$8,515	$264,780
Net (loss) income per share
Basic	$(0.16)	$1.99	$0.07	$2.07
Diluted	$(0.16)	$1.23	$(0.24)	$1.31
Weighted average shares used to compute net (loss) income per share
Basic	115,407	126,132	119,001	128,166
Diluted	115,407	148,045	121,876	151,221
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(18,283)	$251,562	$8,515	$264,780
Other comprehensive (loss) income
Change in net unrealized loss on investments, net of tax	(322)	(1,946)	(930)	(17,196)
Change in foreign currency translation adjustments, net of tax	(12,925)	(31,056)	1,992	(79,340)
Other comprehensive (loss) income	(13,247)	(33,002)	1,062	(96,536)
Total comprehensive (loss) income	$(31,530)	$218,560	$9,577	$168,244
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2023	115,178	$115	$1,121,820	$(43,179)	$(43,755)	$1,035,001
Issuance of common stock upon exercise of stock options	3	—	26	—	—	26
Net share settlement of equity awards	491	1	(2,789)	—	—	(2,788)
Share-based compensation expense	—	—	32,640	—	—	32,640
Other comprehensive loss	—	—	—	(13,247)	—	(13,247)
Net loss	—	—	—	—	(18,283)	(18,283)
Balances at September 30, 2023	115,672	$116	$1,151,697	$(56,426)	$(62,038)	$1,033,349

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2022	126,344	$126	$1,211,506	$(68,868)	$(323,973)	$818,791
Repurchases of common stock	(1,147)	(1)	(23,077)	—	—	(23,078)
Net share settlement of equity awards	227	—	(2,555)	—	—	(2,555)
Share-based compensation expense	—	—	34,814	—	—	34,814
Other comprehensive loss	—	—	—	(33,002)	—	(33,002)
Net income	—	—	—	—	251,562	251,562
Balances at September 30, 2022	125,424	$125	$1,220,688	$(101,870)	$(72,411)	$1,046,532
See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(13,008)	(13)	(186,355)	—	—	(186,368)
Issuance of common stock upon exercise of stock options and ESPP	379	—	3,105	—	—	3,105
Net share settlement of equity awards	1,827	3	(13,857)	—	—	(13,854)
Share-based compensation expense	—	—	104,003	—	—	104,003
Proceeds from capped call related to extinguishment of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	1,062	—	1,062
Net income	—	—	—	—	8,515	8,515
Balances at September 30, 2023	115,672	$116	$1,151,697	$(56,426)	$(62,038)	$1,033,349

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(12,709)	(13)	(323,515)	—	—	(323,528)
Issuance of common stock upon exercise of stock options and ESPP	319	—	4,557	—	—	4,557
Net share settlement of equity awards	862	1	(12,776)	—	—	(12,775)
Share-based compensation expense	—	—	103,117	—	—	103,117
Other comprehensive loss	—	—	—	(96,536)	—	(96,536)
Net income	—	—	—	—	264,780	264,780
Balances at September 30, 2022	125,424	$125	$1,220,688	$(101,870)	$(72,411)	$1,046,532
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$8,515	$264,780
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	101,596	98,341
Other depreciation and amortization expense	108,945	64,295
Deferred income taxes	20,929	6,376
Gain on early extinguishment of debt	(85,926)	(93,519)
Loss contingency	7,000	—
Operating lease expense, net	4,535	4,746
Impairment of intangible asset	3,600	—
Loss from write-off of property and equipment	3,578	3,117
Amortization of debt issuance costs	2,610	4,084
Gain on foreign currency remeasurement of purchase consideration	—	(4,628)
Tax benefit related to release of valuation allowance	—	(174,601)
Print textbook depreciation expense	—	1,610
Impairment on lease related assets	—	3,411
Gain on textbook library, net	—	(4,976)
Other non-cash items	(389)	619
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	(6,908)	(2,259)
Prepaid expenses and other current assets	558	13,251
Other assets	8,671	15,926
Accounts payable	4,820	(1,728)
Deferred revenue	2,539	11,434
Accrued liabilities	(6,149)	(23,323)
Other liabilities	(9,810)	(5,240)
Net cash provided by operating activities	168,714	181,716
Cash flows from investing activities
Purchases of property and equipment	(57,298)	(79,242)
Purchases of textbooks	—	(3,815)
Proceeds from disposition of textbooks	9,787	2,503
Purchases of investments	(585,275)	(534,008)
Maturities of investments	561,197	783,912
Proceeds from sale of investments	238,681	—
Purchase of strategic equity investment	(11,853)	(6,000)
Acquisition of business, net of cash acquired	—	(401,125)
Net cash provided by (used in) investing activities	155,239	(237,775)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	3,108	4,558
Payment of taxes related to the net share settlement of equity awards	(13,857)	(12,776)
Repurchases of common stock	(186,368)	(323,528)
Repayment of convertible senior notes	(505,986)	(401,203)
Proceeds from exercise of convertible senior notes capped call	297	—
Net cash used in financing activities	(702,806)	(732,949)
Effect of exchange rate changes	(379)	4,628
Net decrease in cash, cash equivalents and restricted cash	(379,232)	(784,380)
Cash, cash equivalents and restricted cash, beginning of period	475,854	855,893
Cash, cash equivalents and restricted cash, end of period	$96,622	$71,513

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow data:
Cash paid during the period for:
Interest	$741	$875
Income taxes, net of refunds	$8,368	$5,530
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,037	$6,908
Right of use assets obtained in exchange for lease obligations:
Operating leases	$12,407	$7,603
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,879	$4,101

	September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$94,419	$69,349
Restricted cash included in other current assets	60	63
Restricted cash included in other assets	2,143	2,101
Total cash, cash equivalents and restricted cash	$96,622	$71,513
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2023, our results of operations, results of comprehensive (loss) income, and stockholders' equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Our results of operations, results of comprehensive (loss) income, stockholders' equity, and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the nine months ended September 30, 2023 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Leases

During the nine months ended September 30, 2023, we extended our existing lease agreement related to our corporate headquarters in Santa Clara and reassessed lease terms related to office spaces internationally in India, resulting in the recording of $12.4 million of right of use assets in exchange for lease liabilities.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of September 30, 2023, are as follows (in thousands):

September 30, 2023
Remaining three months of 2023	$2,201
2024	7,818
2025	6,578
2026	5,903
2027	5,493
Thereafter	1,898
Total future minimum lease payments	29,891
Less imputed interest	(3,485)
Total lease liabilities	$26,406

Condensed Consolidated Statements of Operations Details

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on early extinguishment of debt	$32,149	$93,519	$85,926	$93,519
Interest income	8,430	3,737	30,351	7,246
Gain on foreign currency remeasurement of purchase consideration	—	—	—	4,628
Other	(87)	2	394	(146)
Total other income, net	$40,492	$97,258	$116,671	$105,247

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no accounting pronouncements issued during the nine months ended September 30, 2023 that would have a material impact on our financial statements.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the nine months ended September 30, 2023 that had a material impact on our financial statements.

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

The following tables set forth our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Subscription Services	$139,912	$146,001	$(6,089)	(4)%
Skills and Other	17,942	18,738	(796)	(4)
Total net revenues	$157,854	$164,739	$(6,885)	(4)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Subscription Services	$474,207	$494,462	$(20,255)	(4)%
Skills and Other	54,101	67,242	(13,141)	(20)
Total net revenues	$528,308	$561,704	$(33,396)	(6)

During the three and nine months ended September 30, 2023, we recognized revenues of $36.6 million and $53.0 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2022, we recognized revenues of $35.2 million and $33.8 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	September 30, 2023	December 31, 2022	$	%
Accounts receivable, net	$30,480	$23,515	$6,965	30%
Contract assets	9,148	11,946	(2,798)	(23)
Deferred revenue	58,906	56,273	2,633	5

During the nine months ended September 30, 2023 our accounts receivable, net balance increased by $7.0 million, or 30%, primarily due to timing of billings and seasonality of our business. During the nine months ended September 30, 2023, our contract assets balance decreased by $2.8 million, or 23%, primarily due to our Thinkful service. During the nine months ended September 30, 2023, our deferred revenue balance increased by $2.6 million, or 5%, primarily due to timing of bookings and seasonality of our business.

Note 3. Net (Loss) Income Per Share

The following tables set forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic
Numerator:
Net (loss) income	$(18,283)	$251,562	$8,515	$264,780
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	115,407	126,132	119,001	128,166

Net (loss) income per share, basic	$(0.16)	$1.99	$0.07	$2.07

Diluted
Numerator:
Net (loss) income	$(18,283)	$251,562	$8,515	$264,780
Convertible senior notes activity, net of tax(1)	—	(69,042)	(38,079)	(66,630)
Net (loss) income, diluted	$(18,283)	$182,520	$(29,564)	$198,150
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	115,407	126,132	119,001	128,166
Shares related to stock plan activity	—	504	—	674
Shares related to convertible senior notes	—	21,409	2,875	22,381
Weighted average shares used to compute net (loss) income per share, diluted	115,407	148,045	121,876	151,221

Net (loss) income per share, diluted	$(0.16)	$1.23	$(0.24)	$1.31
(1) Includes the gain on early extinguishment and interest expense on our notes, net of tax, when dilutive. For further information, see Note 5, “Convertible Senior Notes.”

The following potential weighted-average shares of common stock outstanding were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares related to stock plan activity	8,732	7,534	8,349	4,148
Shares related to convertible senior notes	10,280	—	10,378	—
Total common stock equivalents	19,012	7,534	18,727	4,148

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables show our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of September 30, 2023 and December 31, 2022 (in thousands except for fair value levels):

	September 30, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$42,015	$—	$—	$42,015
Money market funds	Level 1	52,404	—	—	52,404
Total cash and cash equivalents		$94,419	$—	$—	$94,419
Short-term investments:
Corporate debt securities	Level 2	$58,911	$—	$(258)	$58,653
Agency bonds	Level 2	108,919	—	(731)	108,188
Total short-term investments		$167,830	$—	$(989)	$166,841
Long-term investments:
Corporate debt securities	Level 2	$220,649	$8	$(2,598)	$218,059
U.S. treasury securities	Level 1	98,462	—	(1,248)	97,214
Agency bonds	Level 2	98,642	—	(1,374)	97,268
Total long-term investments		$417,753	$8	$(5,220)	$412,541

	December 31, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$33,532	$—	$—	$33,532
Money market funds	Level 1	440,145	—	—	440,145
Total cash and cash equivalents		$473,677	$—	$—	$473,677
Short-term investments:
Commercial paper	Level 2	$11,744	$—	$(29)	$11,715
Corporate debt securities	Level 2	491,459	—	(4,130)	487,329
U.S. treasury securities	Level 1	85,271	—	(342)	84,929
Total short-term investments		$588,474	$—	$(4,501)	$583,973
Long-term investments:
Corporate debt securities	Level 2	$125,735	$158	$(909)	$124,984
U.S. treasury securities	Level 1	30,633	122	—	30,755
Agency bonds	Level 2	60,635	—	(141)	60,494
Total long-term investments		$217,003	$280	$(1,050)	$216,233

As of September 30, 2023, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three and nine months ended September 30, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors. During the three and nine months ended September 30, 2023 and 2022, our realized gains and losses on investments were not significant.

The following table shows our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of September 30, 2023 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$167,830	$166,841
Due after one year through three years	417,753	412,541
Investments not due at a single maturity date	52,404	52,404
Total	$637,987	$631,786

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In May 2023, we entered into a $15.0 million commitment to invest in Sound Ventures AI Fund, L.P. (Sound Ventures), a limited partnership that invests in artificial intelligence companies, for an approximate 6% ownership. We accounted for our investment under the equity method of accounting. During the nine months ended September 30, 2023, we funded $11.8 million of our investment commitment. As part of the conditions for entering into the investment, we are contractually required to provide additional investment commitments. As of September 30, 2023, we have unfunded investment commitments of $3.2 million, which can be issued at any time within five years of the commencement of the partnership, which occurred in February 2023.

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment charges during the three and nine months ended September 30, 2023, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three and nine months ended September 30, 2023.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes (defined below). The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of September 30, 2023 and December 31, 2022 was $191.3 million and $385.0 million, respectively. The estimated fair value of the 2025 notes as of September 30, 2023 and December 31, 2022 was $324.1 million and $640.5 million, respectively. For further information on the notes, refer to Note 5, “Convertible Senior Notes.”

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

In August 2023, in connection with our securities repurchase program, we extinguished $169.7 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for a total consideration of $135.8 million, which was paid to the holders in cash. We also incurred approximately $0.4 million in fees resulting in a total reacquisition price of $136.2 million. The carrying amount of the extinguished notes was $168.3 million resulting in a $32.1 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes.

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

As of September 30, 2023, we had 9,297,800 and 6,961,352 shares remaining underlying the 2026 notes and 2025 notes, respectively. During the three months ended September 30, 2023, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible the following quarter.

The net carrying amount of the notes is as follows (in thousands):

	September 30, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$244,479	$358,914	$500,000	$699,979
Unamortized issuance costs	(1,883)	(2,219)	(4,837)	(6,549)
Net carrying amount	$242,596	$356,695	$495,163	$693,430

The following table sets forth the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	238	556	873	1,863
Total 2026 notes interest expense	$238	$556	$873	$1,863
2025 notes:
Contractual interest expense	$112	$220	$510	$654
Amortization of issuance costs	384	749	1,737	2,221
Total 2025 notes interest expense	$496	$969	$2,247	$2,875

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of September 30, 2023, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 27, 2022, Plaintiff Sheri Moyer, individually and on behalf of all others similarly situated, filed a putative consumer class action in the United States District Court for the Northern District of California (Case No. 22-cv-09123) on behalf of all purchasers of a Chegg product or service as part of an automatic renewal plan or continuous service offer within the past four years. On July 25, 2023, the Company received an order granting its motion to compel arbitration, and the case will be stayed pending arbitration. The Company and Plaintiff have resolved this matter by agreement and dismissal is in process.

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. The Company is not at fault however is pursuing a settlement agreement with JPMC. As of September 30, 2023, we believe a loss is probable and reasonably estimable, and we have previously recognized an estimated loss contingency accrual of $7.0 million within general and administrative expense on our condensed consolidated statements of operations during the three months ended June 30, 2023.

On November 9, 2022, Plaintiff Joshua Keller, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of California (Case No. 22-cv-06986) on behalf of individuals whose data was allegedly impacted by past data breaches. On August 15, 2023, the Company received an order granting its motion to compel arbitration, and the case will be stayed and administratively closed pending the conclusion of arbitration, if Plaintiff decides to pursue arbitration. The Company disputes Plaintiff's claims and intends to vigorously defend itself in this matter should it continue.

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

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-

cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company filed its answer to the Pearson Complaint on November 19, 2021. Pearson’s June 29, 2022 Motion for Leave to File Amended Complaint seeking to add Bedford, Freeman & Worth Publishing Group, LLC d/b/a Macmillan Learning as a plaintiff was denied. Pearson filed an Amended Complaint on May 10, 2023, and the Company filed an amended answer on June 7, 2023. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of September 30, 2023.

Note 8. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. As of September 30, 2023, we have reserved the following shares of our common stock for future issuance:

September 30, 2023
Outstanding stock options	254,209
Outstanding RSUs and PSUs	10,295,610
Shares available for grant under the 2023 Equity Incentive Plan	12,166,070
Shares available for issuance under the Amended and Restated 2013 Employee Stock Purchase Plan	4,000,000
Total common shares reserved for future issuance	26,715,889

Stock Plans

2023 Equity Incentive Plan

On April 7, 2023, our Board of Directors adopted our 2023 Equity Incentive Plan (the “2023 EIP”), which was subsequently approved by our stockholders and became effective on June 7, 2023, replacing our 2013 Equity Incentive Plan (the “2013 Plan”). On the effective date of the 2023 EIP, 12,000,000 shares of our common stock were reserved for issuance under the 2023 EIP. On June 6, 2023, the date on which the 2013 Plan expired, all remaining shares available for grant under the 2013 Plan were cancelled, and we will not make any additional grants under the 2013 Plan. In addition, any shares subject to awards, including shares subject to awards granted under the 2013 Plan that were outstanding on June 7, 2023, that are cancelled, forfeited, repurchased, expire by their terms without shares being issued, are used to pay the exercise price of an option or stock appreciation right or withheld to satisfy the tax withholding obligations related to any award, will be returned to the pool of shares available for grant and issuance under the 2023 EIP. As of September 30, 2023, there were 12,166,070 shares available for grant under the 2023 EIP. The 2023 EIP permits the granting of incentive stock options, non-qualified stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards. The 2023 EIP terminates on April 7, 2033.

Amended and Restated 2013 Employee Stock Purchase Plan

On April 7, 2023, our Board of Directors adopted our Amended and Restated 2013 Employee Stock Purchase Plan (the “A&R ESPP”), which was subsequently approved by our stockholders and became effective on June 7, 2023. The A&R ESPP permits eligible employees to purchase shares of our common stock by accumulating funds through periodic payroll deductions. The A&R ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the A&R ESPP, eligible employees will be granted an option to purchase shares of our common stock at a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. The Compensation Committee of our Board of Directors shall determine the duration and commencement date of each offering period, provided that an offering period shall in no event be longer than twenty-seven (27) months, except as otherwise provided by an applicable sub-plan. Upon approval of the A&R ESPP, the available share pool under our existing 2013 Employee Stock Purchase Plan was reduced, and we have reserved 4,000,000 shares of our common stock under the A&R ESPP. As of September 30, 2023, there were 4,000,000 shares of common stock available for future issuance under the A&R ESPP.

2023 Equity Inducement Plan

On October 11, 2023, our Board of Directors approved and adopted our 2023 Equity Inducement Plan (the “2023 EINP”). On the effective date of the 2023 EINP, 2,000,000 shares of our common stock were reserved for issuance under the 2023 EINP. The 2023 EINP permits the granting of non-qualified stock options and restricted stock unit awards. The 2023 EINP terminates on the later of (i) October 11, 2033 or (ii) ten years from the last date that additional shares are added to the EINP by the Compensation Committee of our Board of Directors.

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

Securities Repurchase Program

In August 2023, our board of directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.

As of December 31, 2022, we had $642.6 million remaining under the securities repurchase program. During the nine months ended September 30, 2023, we increased our existing securities repurchase program by $200.0 million, repurchased shares of our common stock for $184.5 million and a portion of our notes for $504.4 million. As of September 30, 2023, we had $153.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

Total share-based compensation expense recorded for employees and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$598	$653	$1,685	$1,945
Research and development	11,027	9,172	33,909	30,954
Sales and marketing	2,435	2,771	7,116	11,176
General and administrative	17,870	21,574	58,886	54,266
Total share-based compensation expense	$31,930	$34,170	$101,596	$98,341

During the three and nine months ended September 30, 2023, we capitalized share-based compensation expense of $0.7 million and $2.4 million, respectively. During the three and nine months ended September 30, 2022, we capitalized share-based compensation expense of $0.7 million and $4.8 million, respectively. As of September 30, 2023, total unrecognized share-based compensation expense was approximately $170.7 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.9 years.

Activity for RSUs and PSUs is as follows:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	9,155,680	$36.03
Granted	5,546,566	15.39
Released	(2,852,092)	35.71
Forfeited	(1,554,544)	32.67
Balance at September 30, 2023	10,295,610	25.51

Note 10. Restructuring

In June 2023, we announced a reduction in workforce to better position the Company to execute against its AI strategy and to create long-term, sustainable value for its students and investors. This resulted in a management approved restructuring plan that impacted approximately 90 employees primarily in the United States. During the nine months ended September 30, 2023, we recorded restructuring charges of $5.7 million related to one-time employee termination benefits classified on our condensed consolidated statements of operations based on the employees' job function. As of September 30, 2023, $4.7 million in payments have been made and the $1.0 million liability is included within accrued liabilities on our condensed consolidated balance sheets. The total cost of the restructuring plan of $5.7 million has been recorded and we expect it to be substantially completed by the end of fiscal 2023. We expect cost savings from the restructuring plan to be reinvested in future growth opportunities.

Note 11. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Content	$325,811	$339,879
Software	43,595	45,422
Leasehold improvements	10,784	10,860
Furniture and fixtures	5,147	4,952
Computer and equipment	3,514	3,321
Property and equipment	388,851	404,434
Less accumulated depreciation and amortization	(220,116)	(200,051)
Property and equipment, net	$168,735	$204,383

Depreciation and content amortization expense during the three and nine months ended September 30, 2023 was $56.9 million and $108.9 million, respectively, which included the $34.2 million accelerated depreciation discussed below. Depreciation and content amortization expense during the three and nine months ended September 30, 2022 was $22.4 million and $64.3 million, respectively.

As part of the design and build of our new generative AI experience, in August 2023, we streamlined our product experiences. As a result, we elected to abandon certain content and software assets and accelerated depreciation over shortened useful lives for completed assets as well as impaired in-progress software assets prior to their completion. We also recognized other costs associated with abandoning these content and software assets. Additionally, we impaired our internships.com trade name and adjusted the carrying value to zero. The total content and related assets charge has been recorded during the three months ended September 30, 2023.

Condensed consolidated statements of operations classification and total charge recorded is as follows (in thousands):

	Classification	Total charge
Accelerated depreciation of content and software	Cost of revenues	$34,195
Impairment of in-progress software	Cost of revenues	2,616
Other costs	Cost of revenues	1,431
Total costs of revenues		38,242
Impairment of indefinite-lived trade name	General and administrative	3,600
Total general and administrative expense		3,600
Total content and related assets charge		$41,842

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

Our long-term strategy is centered upon our ability to utilize our Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. As AI technologies continue to advance, we are taking advantage of the increased opportunities by leveraging new tools to better serve our students. We rapidly realigned our investments and resources around AI earlier this year, and we continue to position ourselves for success, including utilizing Chegg technology as well as third-party AI tools to develop large language models (LLMs) that will allow our students to see a much simpler, conversational user interface, personalized learning pathways, more in-depth content, and the ability to transform it automatically into innovative study tools. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail in Part II, Item 1A, “Risk Factors.”

During the three and nine months ended September 30, 2023, we generated net revenues of $157.9 million and $528.3 million, respectively. During the three and nine months ended September 30, 2022, we generated net revenues of $164.7 million and $561.7 million, respectively.

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

In the aggregate, Subscription Services revenues were 89% and 90% of net revenues during the three and nine months ended September 30, 2023, respectively, compared to 89% and 88% of net revenues during the three and nine months ended September 30, 2022, respectively.

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

In the aggregate, Skills and Other revenues were 11% and 10% of net revenues during the three and nine months ended September 30, 2023, respectively, compared to 11% and 12% of net revenues during the three and nine months ended September 30, 2022, respectively.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Net revenues	$157,854	100%	$164,739	100%	$528,308	100%	$561,704	100%
Cost of revenues(1)	83,575	53	45,203	27	180,137	34	145,972	26
Gross profit	74,279	47	119,536	73	348,171	66	415,732	74
Operating expenses:
Research and development(1)	46,202	30	45,426	28	145,981	27	150,321	27
Sales and marketing(1)	28,872	18	31,803	19	96,845	18	109,580	20
General and administrative(1)	57,075	36	53,742	33	186,357	35	154,547	27
Total operating expenses	132,149	84	130,971	80	429,183	80	414,448	74
(Loss) income from operations	(57,870)	(37)	(11,435)	(7)	(81,012)	(14)	1,284	—
Total interest expense, net and other income, net	39,759	25	95,733	58	113,556	21	100,509	18
(Loss) income before (provision for) benefit from income taxes	(18,111)	(12)	84,298	51	32,544	7	101,793	18
(Provision for) benefit from income taxes	(172)	0	167,264	102	(24,029)	(5)	162,987	29
Net (loss) income	$(18,283)	(12)%	$251,562	153%	$8,515	2%	$264,780	47%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$598		$653		$1,685		$1,945
Research and development	11,027		9,172		33,909		30,954
Sales and marketing	2,435		2,771		7,116		11,176
General and administrative	17,870		21,574		58,886		54,266
Total share-based compensation expense	$31,930		$34,170		$101,596		$98,341

Three and Nine Months Ended September 30, 2023 and 2022

Net Revenues

The following tables set forth our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Subscription Services	$139,912	$146,001	$(6,089)	(4)%
Skills and Other	17,942	18,738	(796)	(4)
Total net revenues	$157,854	$164,739	$(6,885)	(4)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Subscription Services	$474,207	$494,462	$(20,255)	(4)%
Skills and Other	54,101	67,242	(13,141)	(20)
Total net revenues	$528,308	$561,704	$(33,396)	(6)

Subscription Services revenues decreased $6.1 million, or 4%, and $20.3 million, or 4%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease was primarily due to a 8%, 9%, and 5% decrease in subscribers who have paid to access our services during the three months ended September 30, 2023, June 30, 2023 and March 31, 2023, respectively, compared to the same periods in 2022. Subscription Services revenues were 89% and 90% of net revenues during the three and nine months ended September 30, 2023, respectively, compared to 89% and 88% of net revenues during the three and nine months ended September 30, 2022, respectively.

Skills and Other revenues decreased $0.8 million, or 4%, during the three months ended September 30, 2023 compared to the same period in 2022, remaining relatively flat. Skills and Other revenues decreased $13.1 million, or 20% during the nine months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to lower revenues of $22.5 million from print textbooks and eTextbooks as a result of recognizing revenue on a net basis from our partnership with GT Marketplace, LLC that began in April 2022. Skills and Other revenues were 11% and 10% of net revenues during the three and nine months ended September 30, 2023, respectively, compared to 11% and 12% of net revenues during the three and nine months ended September 30, 2022, respectively.

Cost of Revenues

The following tables set forth our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Cost of revenues(1)	$83,575	$45,203	$38,372	85%

(1) Includes share-based compensation expense of:	$598	$653	$(55)	(8)%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Cost of revenues(1)	$180,137	$145,972	$34,165	23%

(1) Includes share-based compensation expense of:	$1,685	$1,945	$(260)	(13)%

Cost of revenues increased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, due to the $38.2 million content and related assets charge, primarily comprised of accelerated depreciation expense, recorded as we realign our resources around our AI strategy. As a result, we expect cost of revenues to decrease in the near term, resulting in an increase in gross margin. See Note 11, “Property and Equipment, Net” of our accompanying Notes to

Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Cost of revenues increased $38.4 million, or 85%, during the three months ended September 30, 2023, compared to the same period in 2022 primarily attributable to the content and related assets charge. Gross margins decreased to 47% during the three months ended September 30, 2023, from 73% during the same period in 2022.

Cost of revenues increased $34.2 million, or 23%, during the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily attributable to the content and related assets charge of $38.2 million and higher other depreciation and amortization expense of $11.0 million partially offset by the absence of print textbook and eTextbook related costs of $9.2 million, lower employee-related expenses, including share-based compensation expense, of $2.3 million, and lower transitional logistic charges of $1.9 million. Gross margins decreased to 66% during the nine months ended September 30, 2023, from 74% during the same period in 2022.

Operating Expenses

The following tables set forth our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Research and development(1)	$46,202	$45,426	$776	2%
Sales and marketing(1)	28,872	31,803	(2,931)	(9)
General and administrative(1)	57,075	53,742	3,333	6
Total operating expenses	$132,149	$130,971	$1,178	1

(1) Includes share-based compensation expense of:
Research and development	$11,027	$9,172	$1,855	20%
Sales and marketing	2,435	2,771	(336)	(12)
General and administrative	17,870	21,574	(3,704)	(17)
Share-based compensation expense	$31,332	$33,517	$(2,185)	(7)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Research and development(1)	$145,981	$150,321	$(4,340)	(3)%
Sales and marketing(1)	96,845	109,580	(12,735)	(12)
General and administrative(1)	186,357	154,547	31,810	21
Total operating expenses	$429,183	$414,448	$14,735	4

(1) Includes share-based compensation expense of:
Research and development	$33,909	$30,954	$2,955	10%
Sales and marketing	7,116	11,176	(4,060)	(36)
General and administrative	58,886	54,266	4,620	9
Share-based compensation expense	$99,911	$96,396	$3,515	4

Research and Development

Research and development expenses increased $0.8 million, or 2%, during the three months ended September 30, 2023 compared to the same period in 2022, remaining relatively flat. Research and development expenses as a percentage of net revenues were 30% during the three months ended September 30, 2023 compared to 28% during the same period in 2022.

Research and development expenses decreased $4.3 million, or 3%, during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to lower employee-related expenses, including share-based compensation expense, of $2.0 million, and lower contractor spend of $1.6 million, partially offset by restructuring charges of $1.7 million. Research and development expenses as a percentage of net revenues were 27% during the nine months ended September 30, 2023 and 2022.

Sales and Marketing

Sales and marketing expenses decreased by $2.9 million, or 9%, during the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily attributable to lower employee-related expenses, including share-based compensation expense, of $1.5 million. Sales and marketing expenses as a percentage of net revenues were 18% during the three months ended September 30, 2023 compared to 19% during the same period in 2022.

Sales and marketing expenses decreased by $12.7 million, or 12%, during the nine months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily attributable to lower paid marketing expenses of $5.6 million, primarily due to Busuu, and lower employee-related expenses, including share-based compensation expense, of $4.7 million, partially offset by restructuring charges of $1.2 million. Sales and marketing expenses as a percentage of net revenues were 18% during the nine months ended September 30, 2023 compared to 20% during the same period in 2022.

General and Administrative

General and administrative expenses increased $3.3 million, or 6%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an impairment charge related to our intangible asset of $3.6 million, which was part of the content and related assets charge as we realign our resources around our AI strategy, which was partially offset by lower employee-related expenses, including share-based compensation expense, of $2.0 million. General and administrative expenses as a percentage of net revenues were 36% during the three months ended September 30, 2023 compared to 33% during the same period in 2022.

General and administrative expenses increased $31.8 million, or 21%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $18.2 million, a loss contingency accrual of $7.0 million, restructuring charges of $2.8 million, an impairment charge related to our intangible asset of $3.6 million, which was part of the content and related assets charge as we realign our resources around our AI strategy, which was partially offset by the absence of the impairment on lease related assets of $3.4 million. General and administrative expenses as a percentage of net revenues were 35% during the nine months ended September 30, 2023 compared to 27% during the same period in 2022.

Interest Expense and Other Income, Net

The following tables set forth our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Interest expense, net	$(733)	$(1,525)	$792	(52)%
Other income, net	40,492	97,258	(56,766)	n/m
Total interest expense, net and other income, net	$39,759	$95,733	$(55,974)	n/m

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Interest expense, net	$(3,115)	$(4,738)	$1,623	(34)%
Other income, net	116,671	105,247	11,424	n/m
Total interest expense, net and other income, net	$113,556	$100,509	$13,047	n/m
______________________________________
n/m - not meaningful

Interest expense, net decreased $0.8 million, or 52%, and $1.6 million, or 34%, during the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to the partial extinguishments of the 2026 notes in August 2022 and May 2023 and the 2025 notes in May 2023.

Other income, net decreased $56.8 million during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to the absence of the $93.5 million gain on early extinguishment of a portion of the 2026 notes that occurred in August 2022, partially offset by $32.1 million gain on early extinguishment of a portion of the 2026 notes and an increase in interest income of $4.7 million. Other income, net increased $11.4 million, during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a $85.9 million gain on early extinguishments of a portion of the 2026 notes and 2025 notes and an increase in interest income of $23.1 million, partially offset by the absence of the $93.5 million gain on early extinguishment of a portion of the 2026 notes that occurred in August 2022 and the absence of the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu.

(Provision for) benefit from income taxes

The following tables set forth our (provision for) benefit from income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
(Provision for) benefit from income taxes	$(172)	$167,264	$(167,436)	n/m

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(Provision for) benefit from income taxes	$(24,029)	$162,987	$(187,016)	n/m
______________________________________
n/m - not meaningful

(Provision for) benefit from income taxes increased $167.4 million and $187.0 million during the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase was primarily due to the absence of a valuation allowance benefit as a result of releasing our valuation allowance against a substantial amount of our U.S. deferred tax assets in 2022.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and investments totaling $673.8 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers.

In August 2023, our board of directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. We have entered into accelerated share repurchase programs with financial institutions for $750.0 million, repurchased shares in open market transactions for $57.6 million and repurchased our convertible senior notes in privately-negotiated transactions for aggregate consideration of $1,238.7 million. As of September 30, 2023, we had $153.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

In February 2021, we completed an equity offering in which we raised net proceeds of $1,091.5 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020 and March/April 2019, we closed offerings of our 2026 notes and 2025 notes, generating net proceeds of approximately $984.1 million and $780.2 million, respectively, in each case after deducting the initial purchasers’ discount and estimated offering expenses payable by us. The 2026 notes and 2025 notes mature on September 1, 2026 and March 15, 2025, respectively, unless converted, redeemed or repurchased in accordance with their terms prior to such dates.

As of September 30, 2023, we have incurred cumulative losses of $62.0 million from our operations and we may incur additional losses in the future. Our operations have been financed primarily by equity and convertible senior notes offerings as well as cash generated from operations.

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

Most of our cash, cash equivalents, and investments are held in the United States. As of September 30, 2023, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds; however, as a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact to be minimal if these foreign funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$168,714	$181,716
Net cash provided by (used in) investing activities	155,239	(237,775)
Net cash used in financing activities	(702,806)	(732,949)

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023 was $168.7 million. Our net income of $8.5 million was increased by significant non-cash operating expenses including share-based compensation expense of $101.6 million, other depreciation and amortization expense of $108.9 million, which includes $34.2 million of accelerated depreciation expense recorded as we realign our resources around our AI strategy and develop the new Chegg product experience, deferred income taxes of $20.9 million, and a loss contingency of $7.0 million, partially offset by the gain on early extinguishment of a portion of the 2026 notes and 2025 notes of $85.9 million.

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
Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 was $155.2 million and was related to the maturities of investments of $561.2 million and proceeds from sale of our investments of $238.7 million, partially offset by purchases of investments of $585.3 million and the purchases of property and equipment of $57.3 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 was $702.8 million and was primarily related to the repayment of a portion of our 2026 notes and 2025 notes of $506.0 million, repurchases of common stock of $186.4 million and payment of $13.9 million in taxes related to the net share settlement of equity awards.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2023, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b)Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended September 30, 2023.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended September 30, 2023.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.1	2023 Equity Inducement Plan, and forms of agreements thereunder	S-8	001-36180	10/11/23	99.1
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
October 30, 2023	By:	/S/ ANDREW BROWN
Andrew Brown
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)