Form 10-K
period 2023-12-31
CHEGG, INC
filed 2024-02-20
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
•Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
•The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was $998,567,864. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
•As of January 31, 2024, the Registrant had 102,949,023 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2023.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, EasyBib, the Chegg “C” logo, and Busuu, are some of our trademarks used in this Annual Report on Form 10-K. Solely for convenience, our trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

Millions of people all around the world learn with Chegg. No matter the goal, level, or style, Chegg helps learners learn with confidence. We provide 24/7 on-demand support, and our personalized learning assistant leverages the power of artificial intelligence (“AI”), more than a hundred million pieces of proprietary content, as well as a decade of learning insights. Our platform also helps learners build essential life and job skills to accelerate their path from learning to earning, and we work with companies to offer learning programs for their employees.

We are combining the power of generative AI and human capabilities to provide a personalized learning assistant to be included in our Chegg Study offering. Our new experience is trained on our proprietary content and unique data sets, allowing us to offer a high quality, high value personalized learning journey that can anticipate students' needs, adapt to their strengths and weaknesses, provide personal learning plans, and suggest interactive tools to optimize and reinforce the learning process. Students can currently engage with a simple conversational user interface, personalized learning, and more in-depth content. As the new experience evolves, we plan to have the ability to transform our content automatically into innovative study tools, such as practice tests, assessments, study guides and flash cards, as well as connect our learning community, enabling real-time sharing among community members. We aim to build personalized coaching and analytics so students can assess and compare their progress with others, while also extending beyond academic support to help navigate real-time challenges and learn core job skills.

Our service and product offerings fall into two categories: Subscription Services, which encompasses our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings that can be accessed internationally through our websites and on mobile devices, and Skills and Other, which encompasses our Chegg Skills, advertising services, print textbooks and eTextbooks offerings. In 2023, 7.7 million students subscribed to our Subscription Services, a decrease of 6% year over year from 8.1 million in 2022.

Subscription Services

Chegg Study. Chegg Study subscribers have access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. Subscribers engage with our conversational experience that delivers the right support, at the right time. Chegg Study also includes a collection of free perks where available, including services students care about in and out of the classroom, such as Tinder Gold and DashPass Student.

Chegg Study Pack. Chegg Study Pack is a premium subscription bundle that includes all of the benefits of Chegg Study, as well as Chegg Writing and Chegg Math (both described further below).

Chegg Writing. Our Chegg Writing subscription service consists of a suite of essential tools including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Subscribers can also have a writing professional proofread papers for personalized feedback. Chegg Writing also includes the popular website properties EasyBib, Citation Machine, BibMe, and CiteThisForMe.

Chegg Math. Our Chegg Math offerings, including Mathway, provide students with a computational engine to help them understand and solve math problems. They can work through difficult math problems with the help of a step-by-step math problem solver and calculator for instant guided instructional explanations that break things down in a range of math topics.

Busuu. Subscribers to Busuu have access to a premium learning language platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a huge community of members to practice alongside. A team of leading experts have developed an online learning pedagogy to bring students from novice to advanced speakers in a fast-paced, enjoyable environment. The Busuu offering currently offers comprehensive courses, taught by highly qualified teachers in 14 languages.

Skills and Other

Chegg Skills. Chegg Skills seeks to ensure that companies have the right talent, with the right skills, at the right time by aligning employer needs with learner outcomes. We offer programs designed to train learners on the latest technical skills, such as AI, coding, data analytics, and cybersecurity. Our programs are available directly through our website, through partners that connect employers with top learning providers, and directly to large employers. We expect to expand our skills-based learning service with durable skills programs, which cover competencies, such as emotional intelligence, mindset, emerging leadership and decision making, increasing the likelihood of success in the modern workplace.

Advertising Services. We work with leading brands and programmatic partners to deliver advertising across our platforms.
Other. We provide other educational offerings to help students with their coursework.

Technology and Platform Integration

Technology is at the core of our learning platform. We leverage the latest in distributed systems, machine learning, data analytics, and generative AI to increase efficiency and scale in our business. The key elements of our technology platform are:

AI

Our technology, which includes computational engines, machine learning, decision tools, proprietary generative AI capabilities, allow us to build an industry-leading personalized learning assistant without compromising quality and safety. We are building large language models specific to academic subjects and use cases that cater to learner needs. Our AI capabilities allow us to leverage our data and expertise to optimize the learning experience effectively and efficiently.

Proprietary Data

We have over a hundred million pieces of proprietary learning content powering our personalized learning assistant. We are leveraging this data for our large language models and have built proprietary algorithms to optimize the quality and accuracy of our content. Our unique dataset enables personalized learning and powers new capabilities to enhance the learning experience.

Personalization

As learners engage with our platform, the conversational experience generates valuable data that we can, in turn, use to further personalize the learning experience. We combine this data with other public information about learners and their schools to tailor our offerings and predict student needs.

Search

Search is a very efficient platform for Chegg, as learners increasingly turn online for academic support. Our business model benefits from more students asking more questions, as we index those questions in to search and other platforms, to drive even more customers.

Shared Infrastructure

We leverage shared infrastructure to allow us to efficiently build products across our learning platform. This infrastructure resides at major cloud-hosting providers globally. Our architecture consists primarily of front-end applications, backend services, operational databases, and reporting subsystems. We use industry standard logging and monitoring tools to ensure uptime. The architecture is also designed to allow for expansion into new international markets.

Information Security
Our learning platform includes encryption, antivirus, firewall, intrusion prevention, and patch-management technologies to help protect our systems distributed across cloud-hosting providers and our offices. Our existing products and services undergo periodic security assessments. New features are developed according to our secure software development lifecycle process. We also monitor for anomalies relating to authentication, data transfers, system, and user behavior as well as cloud configuration changes.

Programmatic Advertising
Our programmatic advertising technology includes a combination of a deep understanding of programmatic purchasing trends with data analytics, engineering, and machine learning. The result is an online advertising platform that continuously maximizes the value of the digital impressions we serve.

Customers

In 2023, 2022 and 2021, 7.7 million, 8.1 million, and 7.8 million customers subscribed to our Subscription Services, respectively.

Sales and Marketing

Students

Our direct-to-consumer marketing strategy focuses on brand and performance marketing. We use brand marketing and performance marketing to increase awareness of the Chegg brand and its services and drive traffic to our site. We use several major direct marketing channels to reach students, including social media. The strength of our content flywheel drives significant organic traffic to Chegg, and we have a full funnel approach to building brand awareness and consideration. Our lifecycle marketing focuses on increasing activation, engagement and retention. We utilize three types of customer relationship management campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests.

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

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition from education and learning companies, many of which are developing their own AI products and technologies, as well as other companies that are not specifically focused on education and learning services but whose broad AI offerings may nonetheless significantly impact education and learning. Our services face competition from other education and learning companies based on the particular offering. These competitors are using AI technology to build on their historical offerings. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, and Brainly. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math, we face competition from other equation solver services, such as Photomath, Gauthmath, and Symbolab. For Busuu, our competitors primarily include language learning platforms, such as Duolingo and Babbel. For Skills, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy. Our competitors that are not specifically focused on education and learning services but whose AI offerings may impact education and learning include companies such as Google, OpenAI, Microsoft, Meta, and Anthropic. Certain educational institutions, such as the University of Michigan, are also developing AI tools which may compete with our offerings.

We believe that we have competitive strengths that position us favorably in each aspect of our business. However, the education industry is evolving rapidly, including the utilization of AI and machine learning, and is increasingly competitive. A variety of business models are being pursued or may be considered for the provision of digital learning tools, some of which may be more profitable or successful than our business model.

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

We own the registered U.S. trademarks Chegg, Chegg.com, Chegg Study, EasyBib, the Chegg “C” logo, and Busuu, among others, as well as a variety of service marks. We also have a number of pending trademark applications in the United States and unregistered marks that we use to promote our brand. From time to time, we expect to file additional patent, copyright, and trademark applications in the United States and abroad.

Government Regulation

We are subject to a number of laws and regulations in the United States and abroad that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and students in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, cybersecurity, artificial intelligence, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services, and intellectual property ownership and infringement. In addition, we may be subject to state oversight for Chegg Skill's skills-based learning programs, including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business.

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
The Children’s Online Privacy Protection Act (COPPA) imposes additional restrictions on the ability of online services to collect, use, and disclose personal information from minors. The FTC has proposed updates to COPPA which are currently in a notice-and-comment period. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.” Delaware Code 1204C prohibits websites and applications directed at children from marketing or advertising products or services that are inappropriate for children.

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

The Nevada Online Privacy Law, which went into effect October 1, 2021, provides Nevada residents with the right to know our data practices and the right to opt-out of the sale of certain “covered information.”

The California Privacy Rights Act (CPRA), Virginia Consumer Data Protection Act (CDPA) and Colorado Privacy Act (CPA) all went into effect on January 1, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CPRA also includes special requirements for California consumers under the age of 16.

The General Data Protection Regulation (GDPR) which went into effect in May 2018 gives European Union (EU) residents, among other things, rights to right to know what personal data we collect from them, how it is used, and the right to access, correct, delete, and opt out of the sale of their personal information to third parties. We are also required to obtain consent from consumers in certain circumstances and adhere to certain data transfer mechanisms to transfer EU personal data to certain other jurisdictions. The Safe Harbor framework that many companies relied on to transfer data was recently found to be invalid. We rely on standard contracts for data transfers from the EU, and the standard contractual clauses were recently substantially revised, and we do not yet fully comply with implementing the new standard contractual clauses. As regulatory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints or regulatory investigations or fines. The GDPR sets a maximum fine of €20 million or 4% of annual global turnover for infringements – whichever is greater. If we are unable to transfer data between and among countries in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our systems and operations and could adversely affect our financial results.

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

The Skills and Post-16 Education Act 2022 established the government’s skills and training strategy for the United Kingdom. Chapter 1 of Part 4 of the Act includes new criminal offenses relating to completing assignments on behalf of students. It contains two criminal offenses, specifically an offense of providing or arranging a paid-for relevant service in commercial circumstances, and an offense of advertising a relevant service to students. For both offenses, a body corporate and/or director (and equivalents) guilty of an offense is liable on summary conviction to a fine.

The Tertiary Education Quality and Standards Agency Act 2011, or TEQSA Act, established the Tertiary Education Quality and Standards Agency (TEQSA) in 2011 and a new national regulatory and quality assurance environment for Australian higher education. The Act contains requirements relating to registered higher education providers and regulated entities. Section 114 (A) makes it an offense for a person to provide, offer to provide, or arrange for a third-party person to provide academic cheating services to a student. Section 114 (B) makes it an offense for a person to advertise academic cheating services to students. TEQSA may apply under section 127A to the Federal Court for an injunction requiring carriage service providers to take steps to disable access to websites found to contravene or facilitate a contravention of sections 114A or 114B of the TEQSA Act, and the Act also provides for other financial or custodial penalties where an offense is proven.

Human Capital

As of December 31, 2023, we had 1,979 employees, of which 1,903 were full-time and 76 were part-time, with 1,140 located outside the United States. Following our acquisition of Busuu in 2022, a small portion of our international workforce is covered under a collective bargaining agreement, however, the majority of our workforce is still not covered by any collective bargaining agreement. We appreciate that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages tailored to each of our locations around the world. All employees are offered training and development opportunities, from leadership training and coaching to career development programs for all levels of employees. We believe that a diverse workforce makes us a stronger company and helps us better serve the needs of our customers. We are focused on understanding our culture, belonging and inclusion strengths and opportunities and defining and executing on a strategy to support further progress. We have employee-driven resource groups that are aligned around creating a culture of belonging and awareness for our diverse workforce. These groups are centered around gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for both personal and professional development. We continue to focus on building a strong talent pipeline to create more opportunities for workplace diversity, support greater representation within the organization, and build a company that is truly reflective of the diverse audience we serve. Please see the Environmental, Social, and Corporate Governance (ESG) section of our investor relations website (investor.chegg.com/esg) for relevant metrics and to learn more about Chegg’s efforts around culture, belonging, diversity, and inclusion.

On June 12, 2023, we announced a reduction of our global workforce by about 90 employees, or approximately 4% of our current workforce, to better position us to execute against our AI strategy and to create long-term, sustainable value for our students and investors.

In 2023, in order to continue to attract and retain a highly engaged workforce, we expanded our employee benefits, to include counseling and services for employees or their dependents struggling with substance abuse, travel benefits for employees needing medical services outside their normal geographic areas and additional contributions to employees’ health savings accounts. Additionally, we established our first ever employee charitable contribution matching program worldwide.

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

Just like our approach with students, we take the same level of care to engage with our stakeholders to help prioritize our ESG efforts, which we categorize into six pillars, as outlined below. This approach is informed by a materiality assessment we conducted, in which we engaged both internal and external stakeholders to identify the ESG topics that are most relevant to our business and to society.

Focus on People

We focus on people by making Chegg a great place to work. We foster an environment centered on respect for all people, where diversity and inclusion are celebrated, and people have the opportunity to develop and advance their careers. Our employees are one of our biggest competitive advantages, and it's our responsibility to take care of them. We are proud to have received numerous awards for our outstanding workplace culture, including Fortune’s Best Workplaces (for Women, Parents, Technology, and Millennials), and fifteen Comparably awards in 2023.

Help Learners

Learners are evolving and so is Chegg. Learners need more flexibility when it comes to education, including affordable, on-demand help that delivers positive learning outcomes. We are extremely proud to have helped so many learners succeed on their learning-to-earning journey.

Give Back

Chegg’s business activities as well as our philanthropic, research and community efforts align with many of the United Nations’ Sustainable Development Goals. We have identified goals where we believe Chegg’s influence is the greatest: Quality Education, Good Health and Well-Being, Zero Hunger, decent work and economic growth, and reduced inequalities.

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

Operate Sustainably

Chegg strives to make the planet a better place. To do our part, we are focused on sustainable operations, and we are committed to finding ways to help reduce our environmental impact. We’ve taken several actions to assess potential risks of climate change and opportunities for our business to address those risks. In 2021, we disclosed our baseline scope 1 and scope 2 emissions and in 2023 we expanded our disclosure to include scope 3 GHG emission. These assessments will inform future reduction opportunities. We know that we owe it to our customers, employees, and society to use environmentally sound practices and to find ways to limit our contribution to global climate change.

To learn more about our ESG efforts, please visit the ESG section of our investor relations site: investor.chegg.com/esg.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005 and hired our current Chief Executive Officer in 2010, who implemented our current business strategy to create the leading direct-to-student learning platform for students to help them improve their outcomes. Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.” Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

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
Risks Related to Our Business and Growth
•Our future revenue and growth depend on our ability to continue to attract new learners to, and retain existing learners on, our learning platform.
•If we fail to innovate and offer new products and services in response to rapidly evolving technological and market developments, including AI, our competitive position and business prospects may be harmed.
•We face competition in all aspects of our business, including with respect to AI, and we expect such competition to increase.
•U.S. colleges have faced, and may continue to face, reduced enrollment, which could negatively impact our business and results of operations.
•Our international operations, and the expansion thereof, subject us to increased challenges, risks, and costs, which could adversely affect our business, financial condition, and results of operations.

•We have a limited operating history in international jurisdictions and our expansion efforts into international markets may not be successful.
•The uncertainty surrounding the evolving educational landscape, including the impact of AI on learning and education, the state of the student including the amount and the extent to which AI will impact study habits and how students learn and/or complete their assignments, and the demand for our evolving offerings make it difficult to predict our operational trends and results of operations.
•If our efforts to drive user traffic, including search engine optimization, social media campaigns, and other marketing, are not successful, student discovery of, and engagement with, our learning platform could decline, which may harm our business and results of operations.
•If our efforts to build and maintain strong brands are not successful, we may not be able to grow our student user base, which could adversely affect our results of operations.
•Our business depends on general economic conditions and their effect on spending behavior by students and advertising budgets.
•We have a history of losses, and we may not achieve or sustain profitability in the future.
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
•Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates formulated by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.
Risks Related to Intellectual Property
•Failure to protect or enforce our intellectual property and other proprietary rights could adversely affect our business, financial condition, and results of operations.

•Misuse of our platform and content, including digital piracy and improper sharing and misappropriation of user credentials, may continue to adversely affect our business, financial condition, and results of operation.
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
•Some aspects of our technology include open-source software, and any failure to comply with the terms of one or more of these open-source licenses could harm our business.
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
•We may be subject to short-selling strategies that may drive down the market price of our common stock.

Risks Related to Our Business and Growth

Our future revenue and growth depend on our ability to continue to attract new learners to, and retain existing learners on, our learning platform.

The growth of our business depends on our ability to attract new students to use our products and services and to increase retention and the level of engagement by existing students with our learning platform. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. The rate at which our student user base expands or declines, the rate at which we retain existing students, and the engagement with our learning platform may fluctuate because of several factors, including, among others:

•our ability to engage students with our suite of Subscription Services and the content contained therein;
•our ability to introduce new products and services that are favorably received by students, including a new AI-enabled interactive and personalized user experience;
•our ability to convert visitors to paying subscribers given the availability of free competitors and content;
•piracy and unauthorized use of our content;
•the decreasing number of students attending U.S. colleges;
•our ability to localize our content, localize our pricing, localize our payment and commerce tools, and create new apps in different languages and for different geographies to further our international expansion through increased conversion and retention;
•our ability to increase our total addressable market beyond STEM-B (science, technology, engineering, mathematics and business);
•our ability to grow our skills business-to-business partnerships and partnerships with providers who link us to employers and their learners;
•changes in student spending levels and habits; and
•the effectiveness of our sales and marketing efforts, including generating word-of-mouth referrals.

If we do not attract more students, retain our existing students, or if students do not increase their level of engagement with our platform, our revenues will continue to decline. The student demographic is characterized by rapidly changing tastes, preferences, behavior, brand loyalty, and price sensitivity. Developing an enduring business model to serve this population is particularly challenging. Attracting new students depends not only on our investment in our brand and content and our marketing efforts, but also on the perceived value of our products and services versus alternatives, some of which are free. If our efforts to satisfy our existing student user base are not successful or become less effective, or if the cost of such efforts were to significantly increase, we may not be able to attract new students as successfully or efficiently and we may not be able to retain existing students on our platform. As a result, our business, growth, results of operations, and financial condition could be adversely affected.

Additionally, even if we succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our student user base if we cannot offer competitive prices for our products and services, adequately prevent unauthorized account sharing of our subscription program services, or prevent the piracy and illegal reproduction of our content. If we fail to maintain and expand our user base, our business, results of operations, and financial condition could be adversely affected.

If we fail to innovate and offer new products and services in response to rapidly evolving technological and market developments, including AI, our competitive position and business prospects may be harmed.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These include new software applications or related services based on AI and machine learning, among other developments. New technologies, including those based on AI, can provide students with more immediate responses than traditional tools. Over time, the accuracy of these tools and their ability to handle complex questions may improve, which may be disruptive to education technology businesses, such as ours. Our success also depends, in part, on our ability to develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods each academic term. We may develop new products, services, and technologies independently, by acquisition, or in conjunction with third parties.

In April 2023, we announced our pivot to AI with a partnership with OpenAI to utilize GPT-4 in our offerings; and in August 2023, we announced a partnership with Scale AI to develop proprietary LLMs to provide a generative experience through Chegg as a personalized learning assistant. Beginning in September 2023, we started to roll out the first phase of our new AI-powered user experience, and we are continuing to make significant investments in AI initiatives. If our new offerings or changes to existing offerings fail to engage students, or if our business plans are unsuccessful, we may fail to attract or retain students or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected.

We cannot predict the effect of technological changes on our business. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could have a material adverse impact on our overall business and results of operations. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. We may invest in new products, services, and other initiatives, but there is no guarantee these approaches will be successful. The markets for new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior experience or may significantly change our existing products and services. The effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. In addition, we may be unable to obtain long-term licenses from third-party providers and/or government regulatory approvals and licenses necessary to allow a new or existing product or service to function. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, growth and financial condition.

We face competition in all aspects of our business, including with respect to AI, and we expect such competition to increase.

Our products and services compete for students, and we expect such competition to increase as our industry evolves rapidly. We face significant competition from education and learning companies, many of which are developing their own AI products and technologies, as well as other companies that are not specifically focused on education and learning services but whose broad AI offerings may nonetheless significantly impact education and learning. Our services face competition from other education and learning companies based on the particular offering. These competitors are using AI technology to build on their historical offerings. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Khan Academy, and Brainly. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math, we face competition from other equation solver services, such as Photomath, Gauthmath, and Symbolab. For Busuu, our competitors primarily include language learning platforms, such as Duolingo and Babbel. For Skills, we face competition from other online learning platforms and online “skills accelerator” courses both in the direct-to-consumer category, including General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc., as well as white-label and co-branded providers who compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, and Kenzie Academy. Our competitors that are not specifically focused on education and learning services but whose AI offerings may impact education and learning include companies such as Google, OpenAI, Microsoft, Meta, and Anthropic. Certain educational institutions, such as the University of Michigan, are also developing AI tools which may compete with our offerings. AI technologies may also significantly facilitate the entry of new competitors into our industry. Our competition may develop products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party large language models, equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies (including free offerings), less stringent standards for user-uploaded content, and devote substantially more resources to marketing, website, and systems development than we do. We also face risks from strategic alliances by other education ecosystem participants. New competition may come from companies with greater brand recognition, and have significantly greater financial, marketing, and other resources than we do. We may, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent such alliances are terminated or new alliances and relationships are established, our business could be harmed.

U.S. colleges have faced, and may continue to face, reduced enrollment, which could negatively impact our business and results of operations.

According to the National Student Clearinghouse, since 2010, total undergraduate college enrollment in the United States has decreased by approximately 2.8 million. Chegg derives a significant portion of its revenue from students attending U.S. colleges; and as such, a continued decrease in the number of students enrolled in U.S. colleges could materially negatively impact our business, growth, results of operations, and financial condition.

Our international operations, and the expansion thereof, subject us to increased challenges, risks, and costs, which could adversely affect our business, financial condition, and results of operations.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition to our employee base in the United States, we have employees in Canada, Israel, India, the United Kingdom, and Spain, and we have retained professional employer organizations and staffing agencies to engage personnel in certain additional international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy and education regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

We have a limited operating history in international jurisdictions and our expansion efforts into international markets may not be successful.

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

The uncertainty surrounding the evolving educational landscape, including the impact of AI on learning and education, the state of the student including the amount and the extent to which AI will impact study habits and how students learn and/or complete their assignments, and the demand for our evolving offerings make it difficult to predict our operational trends and results of operations.

The uncertainty surrounding the evolving educational landscape, the state of the student, and the demand and market for our products and services make it difficult to predict our operational trends and results of operations, particularly with respect to our newer offerings, and the ultimate market size for our products and services. If the market and demand for a comprehensive learning platform does not develop as we expect, or if we fail to address the needs of this market, our business and prospects would be harmed.

Given the current environment of uncertainty, we may not be able to provide annual financial guidance. Additionally, we expect our results of operations to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our results of operations may not be a good indicator of our future or long-term performance. The following factors, including the risks more fully described throughout this "Risk Factors" section, may affect us from period-to-period and may affect our long-term performance:

•our ability to attract, retain and engage students with our offerings;
•rapidly changing technological developments, such as AI and machine learning, that may disrupt the education landscape and our response to those developments, including our ability to successfully integrate AI technology into our offerings;
•increased competition as a result of advances in AI technology from companies that have not historically competed with us in education services, such as Alphabet, OpenAI, Microsoft, Meta, and Anthropic;

•changes to the way students discover our content or a decline in our search engine result page rankings;
•the rate of adoption of our offerings;
•the trend of declining college enrollment;
•changes by our competitors to their product and service offerings, including price and content;
•our ability to accurately forecast financial results for future periods, especially at the time we present our second quarter financial results, which will generally occur midsummer and precede our “fall rush”;
•our ability to integrate acquired businesses, including personnel;
•government regulations, in particular regarding privacy, academic integrity, advertising and taxation policies;
•operating costs and capital expenditures relating to content and the expansion of our business; and
•general macroeconomic conditions, including inflation, recession, and global conflicts.

If our efforts to drive user traffic, including search engine optimization, social media campaigns, and other marketing, are not successful, student discovery of, and engagement with, our learning platform could decline, which may harm our business and results of operations.

We have depended in the past on various search engines and free marketing tools to direct a significant amount of traffic to our website, but we are increasingly investing in other channels, including social media campaigns, to drive traffic and make us more discoverable to students. Similarly, we depend on mobile app stores such as the Google Play Store and the Apple App Store to allow students to locate and download Chegg mobile applications that enable our services. Our ability to maintain the number of students directed to our learning platform is not entirely within our control. Our competitors’ efforts to drive student discovery of, and engagement with, their offerings may be more successful than ours. Their websites may receive a higher search result page ranking than ours, or search engines could revise their methodologies or algorithms in ways that could adversely affect the placement of our search result page ranking or otherwise make it harder for students to find our learning platform. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Similarly, our competitors may achieve higher social media engagement than ours, social media companies may alter their algorithms in ways that disadvantage our content, or the social media platforms we use may become less popular with students, each of which may adversely impact the effectiveness of our campaigns. If our competitors’ efforts to increase user traffic are more successful than ours, overall growth could slow, including the number of Subscription Services subscribers, student engagement could decrease, and fewer students may use our platform. Any reduction in the number of students directed to our learning platform could harm our business and results of operations.

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
•adapt to changing technologies, including AI and machine learning, and changes in the learning environment;
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

Our ability to successfully achieve these goals is not entirely within our control and we may not be able to maintain the strength of our brands or do so cost-effectively. Factors that could negatively affect our brands include, among others:

•changes in student sentiment about the quality or usefulness of our products and services, especially as we introduce our new AI-enabled interactive and personalized user experience;
•the quality and accuracy of our content;
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
•the reputation of the products and services of competitive companies; and
•students’ misuse of our products and services in ways that violate our Terms of Use, our Honor Code, other company policies, applicable laws, or the code of conduct at their educational institutions.

Our business depends on general economic conditions and their effect on spending behavior by students and advertising budgets.

Our business is dependent on, among other factors, general economic conditions, which affect student spending, and brand advertising. Adverse economic conditions, including inflation, rising interest rates, market uncertainty, and war (including the war in Ukraine and the Israel-Hamas war), may adversely impact our ability to attract new students to, and retain existing students on, our platform. To the extent that these conditions continue, students may elect to not attend colleges and universities and may reduce the amount they spend on educational content. In addition to decreased spending by students as a result of these economic conditions, business partners may reduce their spend on our offerings and brands may reduce their spend on our advertising services. Any of the foregoing may have an adverse effect on our business.

We have a history of losses, and we may not achieve or sustain profitability in the future.

We have experienced cumulative net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. As of December 31, 2023, we had an accumulated deficit of $52.4 million. We expect to make significant investments in the development and expansion of our business and, as a result, our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may be more expensive than we anticipate. We may incur significant losses in the future for a number of reasons, including slowing or lower demand for our products and services, increasing competition, decreased spending on education, and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, delays, and other unknown factors, as we pursue our business plan. During the year ended December 31, 2023, we have experienced a 6% decrease in Subscription Services subscribers and a 5% decrease in Subscription Services revenue year-over-year. Although we expect to continue to make significant investments in efforts to attract new, and retain existing, subscribers and increase Subscription Services revenue, we may not succeed in doing so. To sustain profitability, we may need to change our operating infrastructure, scale our operations more efficiently, reduce our costs, or implement changes in our product and services offerings. If we fail to timely implement these changes or we cannot implement them for any reason, including due to factors beyond our control, our business may suffer, which may hinder our ability to sustain or increase such profitability.

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

As of December 31, 2023, there were 11,877,920 shares available for grant under the 2023 Equity Incentive Plan. Given the number of shares available for grant and given the decrease in our stock price, we may need to request that our shareholders vote on a new equity incentive plan sooner than previously anticipated. If our shareholders do not approve a new equity incentive plan or if we are not able to grant employees the appropriate number of shares, we may not be successful in compensating our key employees commensurate with other technology companies with whom we compete for talent, and we may lose their services. In addition, we may not be able to attract their replacements. If we cannot retain our key employees or attract adequate replacements, we may not be able to achieve our business objectives and our financial condition could be materially negatively impacted.

We depend on mobile app stores and operating systems to grow our student user base and their engagement with our learning platform.

There is no guarantee that students will use our mobile apps, such as the mobile version of our website, m.chegg.com, and Chegg Study, rather than competing products. We are dependent on the interoperability of our mobile apps with popular third-party mobile operating systems such as Google's Android and Apple's iOS, and their placement in popular app stores like the Google Play Store and the Apple App Store, and any changes in such systems that degrade our products’ functionality or give preferential treatment or app store placement to competitive products could adversely affect the access and usage of our applications on mobile devices. Each operating system provider has broad discretion to make changes to its operating systems or payment services or change the manner in which their mobile operating systems function and to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products, our ability to access native functionality, or other aspects of mobile devices, and our ability to access information about our users that they collect. If it is more difficult for students to access and use our apps on their mobile devices, our student growth and engagement levels could be harmed.

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

We rely on AWS and other third-party software and service providers to provide systems, storage, and services, including user login authentication, for our website. Our reliance makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by third-party providers, including AWS, could harm our reputation or brand, cause us to lose subscribers or revenues or incur substantial recovery costs and distract management from operating our business. Further, these third-party software and service providers may experience operational difficulties, including increased usage of their software and services from time to time. If they cannot adapt to the increase in demand or fail to ensure availability of their software and services, our ability to service users’ requests may be impacted, which could have an adverse impact on our results of operations.

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

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees, complementary businesses, products, services, operations, or technologies. Our recent prior acquisitions include Busuu, Mathway, and Thinkful. To be successful, we must timely and efficiently integrate acquired companies, including their technologies, products, services, operations, and personnel. Acquired companies can be complex and time consuming to integrate and we may incur significant integration costs and we may not be able to offset our acquisition costs. Acquisitions involve many risks that may negatively impact our financial condition and results of operations, including the risks that the acquisitions may:

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
•an acquisition may not ultimately be complementary to our offerings; and
•an acquisition may involve entry into markets where we have little or no prior experience.

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

Revenues from Subscription Services are primarily recognized ratably over the subscription term, which has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. We typically experience our greatest number of subscriber acquisitions during the last two weeks of August and first two weeks of September and to a lesser degree in January and February. The increased volume of subscribers during these limited periods of time means that any shortfalls or disruptions in our operations during these peak periods will have a disproportionately large impact on our revenues. Additionally, our students could become dissatisfied with such delays and discontinue their use of our service, which could adversely affect our results of operations.

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

Our ability to deliver course content to students enrolled in Chegg Skills (formerly Thinkful) skills-based learning programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Chegg Skills' efforts to obtain necessary approvals and licenses began prior to our acquisition of the business and continues following the acquisition. We monitor changes to the state regulatory requirements applicable to our business activities, including Chegg Skills; however, if we do not obtain the appropriate licenses or address evolving state requirements, it may result in governmental or regulatory proceedings or actions by private litigants, which could potentially harm our business, results of operations, and financial condition.

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

Similarly, the adoption of any laws or regulations affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. States. We have been in the past, and may be in the future, subject to claims under such laws or regulations.

As the regulatory framework for machine learning, artificial intelligence, and automated decision making evolves, our business, financial condition, and results of operations may be adversely affected by related laws or regulations. It is possible that new laws and regulations will be adopted in the U.S. (at the federal or state level) or in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including our learning platform and the ways in which we use artificial intelligence and machine learning technology. We may not always be able to anticipate how regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving.

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

Notwithstanding existing laws, we may discontinue use or support of these activities if we become concerned that students or potential students deem them intrusive, or they otherwise adversely affect our reputation, goodwill and brand. If our marketing activities are curtailed, our ability to attract new students may be adversely affected.

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

Our customers outside of the United States generated approximately 14% of our net revenues during the year ended December 31, 2023, and our growth strategy includes further expanding our operations and customer base across all major global markets. An escalation in sanctions or export controls against regions where we operate, or the issuance of new sanctions designations or export restrictions against individuals and entities located in various regions, could result in decreased ability to provide our platform, services and software applications to existing or potential customers. Any limitation on our ability to operate in various global markets could adversely affect our business performance and growth prospects.

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

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates formulated by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.

The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters including revenue recognition and deferred revenue, impairment of acquired intangible assets and other long-lived assets, goodwill and indefinite lived intangible assets, share-based compensation expense, and (provision for) benefit from income taxes. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized amounts. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Significant Judgments and Estimates.”

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

Misuse of our platform and content, including digital piracy and improper sharing and misappropriation of user credentials, may continue to adversely affect our business, financial condition, and results of operation.

A substantial portion of our revenue comes from our Subscription Services and the distribution of our educational content to our paid subscribers through our learning platform. Our content has been subject to unauthorized copying and widespread digital dissemination without an economic return to us. Some students may misuse our products and services in ways that violate our Terms of Use, our Honor Code, other company policies, applicable laws, or the code of conduct at their educational institutions. We have experienced improper sharing and misappropriation of user credentials, allowing for parties to access content and services that they have not paid for. Through such misuse of our platform and content, students may be able to access our offerings for free or at a reduced cost relative to our paid subscription, which has and may continue to negatively impact our ability to attract students to, and retain students on, our platform. The impact of misuse of our platform and content on our revenues and subscriptions is hard to quantify, but we believe that illegal copying and dissemination of our content, improper sharing and misappropriation of user credentials, and other forms of unauthorized activity have had a substantial negative impact on our revenues and subscriptions. Also, despite the potential benefits of AI technology, the advancement of AI may increase certain risks and adverse impacts associated with misuse of our content, including the development of AI applications that may facilitate piracy and new forms of intellectual property infringement through the unauthorized reproduction of copyrighted content to “train” AI applications and to create unauthorized derivative works.

If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor) or fail to develop effective means of protecting our content and enforcing our intellectual property rights, our business, financial condition, and results of operations may be negatively impacted.

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

Some aspects of our technology include open-source software, and any failure to comply with the terms of one or more of these open-source licenses could harm our business.

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

We process personal data regarding various individuals, including students, tutors, educators, and our employees, as well as other sensitive data, including intellectual property and confidential and proprietary business information. We, and our service providers and other third parties upon which we rely, are subject to a variety of evolving security threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. For example, severe ransomware attacks are becoming increasingly prevalent. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, nation-state actors are expected to continue to engage in cyber-attacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, our service providers and other third parties upon which we rely, may be vulnerable to a heightened risk of these attacks. Furthermore, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees, as well as employees of our service providers and other third parties on which we rely, utilize network connections, computers and devices outside our premises or network, including while working at home, while in transit and in public locations.

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

In October 2022, without any admission of liability, we entered into an agreement with the FTC containing a proposed consent order that will significantly impact our data security and privacy practices. The FTC consent order was finalized in January 2023. The FTC consent order requires us to establish, implement and maintain a comprehensive information security program, provide multi-factor authentication methods as an option or requirement for consumers, document and adhere to a detailed information retention schedule and provide consumers with online tools they can use to request access to or the deletion of their personal information. The consent order also requires us to obtain initial and biennial assessments of our Information Security and Governance Program ("ISP") from an independent third-party assessor and comply with detailed reporting requirements for the 20 year-duration of the order. We have completed our first such independent assessment of our ISP with no material findings. Any violations of the proposed order could expose us to significant civil penalties, further injunctions and other adverse consequences.

Additionally, after the FTC’s preliminary approval of the consent order was publicly announced, a putative class action captioned Keller v. Chegg, Inc. (Case No. 22-cv-6986-JD) was filed in November 2022 in the U.S. District Court for the Northern District of California. The complaint was filed by a purported Chegg user and alleges various claims based on Chegg’s failure to take reasonable security measures. The plaintiff asserts claims under negligence; negligence per se; the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750, et seq.; the California Consumer Privacy Act, Cal. Civ. Code § 1798.150; and the Declaratory Judgment Act, 28 U.S.C. §§ 2201, et seq. The Plaintiff seeks relief that certifies a class, damages, a declaratory judgment, injunctive relief, and attorneys’ fees and costs. On August 15, 2023, the Company received an order granting its motion to compel arbitration, and the case will be stayed and administratively closed pending the conclusion of arbitration.

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

While we have made enhancements to our cybersecurity controls, as discussed in detail in Part I, Item 1C, “Cybersecurity” of this Annual Report on Form 10-K and considered in our independent assessment. our efforts to prevent hackers and others from entering our computer systems or accessing our data may not be fully effective and we cannot guarantee that future events will not occur that have a material impact on our business.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees. Thirteen other states have now passed comprehensive privacy laws, and similar state laws are being considered, as well as laws at the federal and local levels. These developments further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

We have in the past and may in the future be subject to regulatory investigations and actions or litigation in connection with any noncompliance with our privacy obligations or a security breach or related issue, and we could also be liable to third parties for these types of incidents. For instance, we have been subject to litigation and investigations as a result of past security incidents, as further described in the risk factor titled “The compromise of our information technology systems or data, including through computer malware, viruses, hacking, phishing attacks, spamming and other security incidents, could harm our business and results of operations,” and a consent order has been finally approved and entered by the FTC related to the same, as further described in Note 10, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We could face similar actions, or other actions related to our privacy and data security practices, in the future.

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

For example, proposed or recently adopted EU laws could significantly affect our business in the future. For example, the Digital Services Act or “DSA”, effective in February of 2024, imposes new restrictions and requirements for our products and services, such as a prohibition on targeted advertising to minors in the EEA, and may significantly increase our compliance costs. The European Commission's proposed Artificial Intelligence (AI) Act could also impose new obligations or limitations affecting our business, if and when it enters into force. The legal landscape with respect to privacy and data security in the U.S. and elsewhere is similarly in flux with a number of pending legislative and regulatory proposals that could have significant impacts on our business, if effected.

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
•announcements by us, our competitors, or other parties of significant products or features, technologies (including AI-related developments), acquisitions, strategic relationships and partnerships, joint ventures, or capital commitments;
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

We may be subject to short-selling strategies that may drive down the market price of our common stock.

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

In August 2023, our Board of Directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2023, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes). The aggregate principal amounts of both the 2026 notes and 2025 notes include $100 million from the initial purchasers fully exercising their option to purchase additional notes. As of December 31, 2023, the outstanding principal amount of our 2026 notes and 2025 notes was $244 million and $359 million, respectively.

The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes which, as of September 2023 for the 2026 notes and March 2022 for the 2025 notes, may be redeemable subject to certain conditions related to the price of our common stock, will depend on the capital markets and our financial condition at such time. Given the volume of our repurchases of the notes to date, our future repurchases may be restrained by the quantity available for sale on the capital markets. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

Holders of the notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefore or pay cash with respect to notes being converted. If we elect to deliver shares of our common stock to settle such conversion, the issuance of our common stock may cause immediate and significant dilution.

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

General Risk Factor

Our operations are susceptible to earthquakes, floods, rolling blackouts and other types of power loss, and public health crises. If these or other natural or man-made disasters were to occur, our business and results of operations would be adversely affected.

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts, or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, wars, including the war in Ukraine and the Israel-Hamas war, public health crises, inclement weather, shelving accidents, or similar events. Our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and susceptible to wildfires. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or our distribution partners’ ability to fulfill orders for print textbook rentals and sales, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Chegg and its Board of Directors (the “Board”) recognize the critical importance of maintaining the trust and confidence of our students, business partners, and employees. We have established an Information Security and Governance Program (“ISP") utilizing the National Institute of Standards and Technology Cybersecurity Framework as an authoritative source of cybersecurity standards and framework for measurement. The ISP is comprised of the following components: (i) policies which describe the core requirements and design aspects of the program, (ii) standards that provide quantifiable and prescriptive requirements to meet the program's design, (iii) processes that provide operational requirements to meet the ISP's policies and standards consistently, and (iv) implementation playbooks which are created, maintained, and used by the respective team responsible for implementation.

The ISP has three core functions underlying its design, which are intended to provide Chegg with appropriate oversight and governance to execute, monitor, measure and report on the performance of the program in a consistent manner:

•management (control owners) have a responsibility to own and manage risks associated with day-to-day operations, including the design, implementation, and ongoing operation of controls;
•compliance and cybersecurity teams enable the identification of emerging risks in daily operation of our business, providing compliance and oversight in the form of frameworks, policies, tools, and techniques to support management; and
•independent assessors provide objective evaluation by assessing whether the first and second functions above are operating successfully, providing assurance that controls are effective in both design and operation.

The Audit Committee of the Board (the “Audit Committee”) provides independent oversight of the ISP. As a component of the ISP, the Audit Committee receives a report on the health and performance of the ISP on at least an annual basis. The Audit Committee provides guidance and oversight to help ensure the ISP meets the needs of all interested parties and fulfills its core functions.

Our Trust and Security organization (“T&S”) is responsible for implementing the ISP. T&S is led by our Chief Information Security Officer (“CISO”), John Heasman, who reports to our Chief Technology Officer (“CTO”), Chuck Geiger. T&S is made up of three sub-teams, each led by a director who reports to the CISO:

•Information Security, which is responsible for implementing all aspects of the ISP and is structured around the following pillars: (i) Application Security, (ii) Infrastructure (Cloud) Security, (iii) Corporate IT Security, (iv) Security Operations, and (v) Governance and Risk Management.
•Compliance and Privacy, which is responsible for assessing and preparing internal teams for regulatory compliance pertaining to information security, secured financial reporting, and privacy and is structured around the following pillars: (i) Privacy, (ii) Compliance, (iii) Vendor Risk Management, and (iv) Security Awareness.
•Operations and Analytics, which is responsible for identifying and measuring consumer fraud and abuse of our customer-facing services, implementing manual and automated operations to ensure these are within acceptable bounds, and working with our product and engineering teams to design and implement longer term solutions.

T&S also partners with a dedicated engineering team, Security and Fraud Engineering, which reports to our CTO and is responsible for building libraries, services, and integrations that interface with both backend and vendor systems to support the objectives of T&S.

Mr. Heasman has served as our CISO for over four years and has served in various roles in information technology and information security for over 20 years, including serving as the Deputy CISO of a large public company prior to joining Chegg. Mr. Heasman holds undergraduate and graduate degrees in engineering and computer science. Mr. Geiger holds an undergraduate degree in computer science and has served in various roles in information technology for over 30 years, including serving as either the CTO or Executive Vice President of Technology of four companies prior to joining Chegg. Our CEO, CFO and General Counsel each hold degrees in their respective fields, and each have over 20 years of experience managing risks at Chegg and other companies, including risks arising from cybersecurity threats.

For discussion of our risk factors relating to cybersecurity and data privacy, see the “Risks Related to Data Privacy” section included in Part I, Item 1A, “Risk factors” of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in November 2028. We have additional offices in Oregon and New York in the United States and internationally in the United Kingdom, India, and Israel. Our corporate office leases expire at varying times between 2024 and 2028. We believe our facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. For further information on our legal proceedings, see Note 10, “Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of January 31, 2024, there were 26 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended December 31, 2023.

Securities Repurchase Program

In August 2023, our Board of Directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2023, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table presents the securities repurchase activity during the three months ended December 31, 2023 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly Announced Plan
October 1 - October 31	—	$—	—	$—	$153,665
November 1 - November 30(1)	13,498,313	—	13,498,313	150,000	3,665
December 1 - December 31	—	—	—	—	3,665
(1) On November 14, 2023, in connection with our securities repurchase program, we entered into an accelerated share repurchase (ASR) agreement with a financial institution to repurchase $150.0 million of our outstanding common stock. In exchange for an upfront payment of $150.0 million, we received an initial delivery of 13,498,313 shares of our common stock. The average price paid per security is not applicable as final settlement did not occur during the three months ended December 31, 2023.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph presents a comparison from December 31, 2018, through December 31, 2023, of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on December 31, 2018, in the common stock of Chegg, Inc., the S&P 500 and the NASDAQ Composite and data for the S&P 500 and the NASDAQ Composite assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Millions of people all around the world learn with Chegg. No matter the goal, level, or style, Chegg helps learners learn with confidence. We provide 24/7 on-demand support, and our personalized learning assistant leverages the power of artificial intelligence (“AI”), more than a hundred million pieces of proprietary content, as well as a decade of learning insights. Our platform also helps learners build essential life and job skills to accelerate their path from learning to earning, and we work with companies to offer learning programs for their employees.

Our long-term strategy is centered upon our ability to utilize Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. As AI technologies continue to advance, we are taking advantage of the increased opportunities by leveraging new tools to better serve our students. We realigned our investments and resources around AI early in 2023, and have redesigned our user experience, developed our own large language models, launched automated answering and built proprietary algorithms to optimize the quality and accuracy of our content to build our personalized learning assistant. We remain focused on rolling out the next phase of our personalized learning assistant, including integrating pathways for students with assessments and other tools. We believe the investments we have made will allow us to maintain strong operating margins and cash flows and enable us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail in Part I, Item 1A, “Risk Factors.”

During the years ended December 31, 2023, and 2022, we generated net revenues of $716.3 million and $766.9 million, respectively, and in the same periods had net income of $18.2 million and $266.6 million, respectively.

We have presented revenues for our two product lines, Subscription Services and Skills and Other, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Subscription Services” and “Skills and Other.”

Subscription Services

Our Subscription Services can be accessed internationally through our websites and on mobile devices and include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu. Students typically pay to access Subscription Services on a monthly basis. Our Chegg Study subscription service provides access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math subscription service, including Mathway, helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math services. Subscribers to Busuu have access to a premium learning language platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a huge community of members to practice alongside.

Subscription Services revenues were 89% and 88% of net revenues during the years ended December 31, 2023 and 2022, respectively.

Skills and Other

Our Skills and Other product line includes revenues from Skills, advertising services, print textbooks and eTextbooks. Our skills-based learning platform offers learning experiences focused on the latest technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. We also provide a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

Skills and Other revenues were 11% and 12% of net revenues during the years ended December 31, 2023 and 2022, respectively.

Seasonality of Our Business

Revenues from Subscription Services are primarily recognized ratably over the subscription term, which has generally resulted in our highest revenues and profitability in the fourth quarter as it reflects more days of the academic year. Certain variable expenses, such as marketing expenses, remain highest in the first and third quarters such that our profitability may not provide meaningful insight on a sequential basis. As a result of these factors, the most concentrated periods for our revenues and expenses do not necessarily coincide, and comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.

Components of Results of Operations

Net Revenues

We recognize revenues net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards, and PayPal. Revenues from Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu are primarily recognized ratably over the monthly subscription period. Revenues from Chegg Skills are recognized over the delivery period, adjusted for an estimate of non-redemption. Revenues from advertising services are recognized upon fulfillment. Revenues from print textbooks and eTextbooks are recognized immediately.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers, or acquire through acquisitions, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, employee-related expenses, which includes salaries, benefits and share-based compensation expense, and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. One of the most significant components of our operating expenses is employee-related expenses, which include salaries, benefits, and share-based compensation expense. We expect to continue to hire new employees in order to support our business. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenues. Our operating expenses also contain information technology expenses such as technology costs to support our research and development, sales and marketing expenses, depreciation expenses, amortization of acquired intangible assets, and outside services. We allocate certain costs to each expense category, primarily based on the headcount in each group at the end of a period. As our business grows, our operating expenses may increase over time to expand capacity and sustain our workforce.

Research and Development

Our research and development expenses consist of employee-related expenses, which includes salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include technology costs to support our research and development, and outside services. We expense substantially all of our research and development expenses as they are incurred. Our research and development expenses continue to support new products and services as well as expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Our sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, social media campaigns, and other initiatives. We incur employee-related expenses, which includes salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales and sales support functions, and amortization of acquired intangible assets. Our marketing expenses are largely variable and to the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels' shifts, we could see a corresponding change in our sales and marketing expenses.

General and Administrative

Our general and administrative expenses consist of employee-related expenses, which includes salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside services, legal and accounting services, and depreciation expense.

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net consists primarily of interest expense on the amortization of debt issuance costs related to the convertible senior notes. Other income (expense), net consists primarily of interest income, gains on early extinguishment of the convertible senior notes, realized gains/losses on the sale of our investments, and foreign currency gain on purchase consideration.

(Provision For) Benefit From Income Taxes

(Provision for) benefit from income taxes consists primarily of federal and state income taxes in the United States.

Results of Operations
The following table presents our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2023		2022
Net revenues	$716,295	100%	$766,897	100%
Cost of revenues(1)	225,941	32	197,396	26
Gross profit	490,354	68	569,501	74
Operating expenses:
Research and development(1)	191,705	27	196,637	26
Sales and marketing(1)	126,591	18	147,660	19
General and administrative(1)	239,783	33	216,247	28
Total operating expenses	558,079	78	560,544	73
(Loss) income from operations	(67,725)	(10)	8,957	1
Total interest expense, net and other income (expense), net	118,037	17	94,989	13
Income before (provision for) benefit from income taxes	50,312	7	103,946	14
(Provision for) benefit from income taxes	(32,132)	(4)	162,692	21
Net income	$18,180	3%	$266,638	35%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$2,256		$2,484
Research and development	44,103		41,335
Sales and marketing	9,524		13,857
General and administrative	77,619		75,780
Total share-based compensation expense	$133,502		$133,456

Years Ended December 31, 2023 and 2022

Net Revenues

The following table presents our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Years Ended December 31,		Change in 2023
	2023	2022	$	%
Subscription Services	$640,520	$671,968	$(31,448)	(5)%
Skills and Other	75,775	94,929	(19,154)	(20)
Total net revenues	$716,295	$766,897	$(50,602)	(7)

Subscription Services revenues decreased by $31.4 million, or 5%, during the year ended December 31, 2023, compared to the same period in 2022. The decrease was primarily due to a 6% decrease in subscribers who have paid to access our services. Subscription Services revenues represented 89% and 88% of net revenues during the years ended December 31, 2023 and 2022, respectively. Skills and Other revenues decreased by $19.2 million, or 20%, during the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to lower revenues of $26.5 million from print textbooks and eTextbooks as a result of recognizing revenue on a net basis from our partnership with GT Marketplace, LLC that began in April 2022, offset by growth in our Chegg Skills offering of $13.0 million. Skills and Other revenues represented 11% and 12% of net revenues during the years ended December 31, 2023 and 2022, respectively.

Cost of Revenues

The following table presents our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2023
	2023	2022	$	%
Cost of revenues(1)	$225,941	$197,396	$28,545	14%

(1) Includes share-based compensation expense of:	$2,256	$2,484	$(228)	(9)%

Cost of revenues increased $28.5 million, or 14%, during the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily attributable to content and related assets charge of $38.2 million and higher other depreciation and amortization expense of $7.4 million partially offset by the absence of print textbook and eTextbook related costs of $11.0 million, lower employee-related expenses, including share-based compensation expense, of $2.6 million, and lower transitional logistic charges of $2.2 million. The $38.2 million content and related assets charge primarily comprised of accelerated depreciation expense recorded as we realign our resources around our AI strategy. See Note 6, “Property and Equipment, Net” of our accompanying Notes to Consolidated Financial Statements included in Part I, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information. Gross margins decreased to 68% during the year ended December 31, 2023, from 74% during the same period in 2022.

Operating Expenses

The following table presents our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2023
	2023	2022	$	%
Research and development(1)	$191,705	$196,637	$(4,932)	(3)%
Sales and marketing(1)	126,591	147,660	(21,069)	(14)
General and administrative(1)	239,783	216,247	23,536	11
Total operating expenses	$558,079	$560,544	$(2,465)	0

(1) Includes share-based compensation expense of:
Research and development	$44,103	$41,335	$2,768	7%
Sales and marketing	9,524	13,857	(4,333)	(31)
General and administrative	77,619	75,780	1,839	2
Share-based compensation expense	$131,246	$130,972	$274	0

Research and Development

Research and development expenses during the year ended December 31, 2023 decreased by $4.9 million, or 3%, compared to the same period in 2022. The decrease was primarily attributable to lower employee-related expenses, including share-based compensation expense, of $2.1 million, and lower contractor spend of $1.5 million, partially offset by restructuring charges of $1.7 million. Research and development expenses as a percentage of net revenues were 27% during the year ended December 31, 2023 compared to 26% of net revenues during the same period in 2022.

Sales and Marketing

Sales and marketing expenses during the year ended December 31, 2023 decreased by $21.1 million, or 14%, compared to the same period in 2022. The decrease was primarily attributable to lower paid marketing expenses of $9.8 million, primarily due to Busuu, lower employee-related expenses, including share-based compensation expense, of $5.7 million, and lower other depreciation and amortization expense of $1.2 million, partially offset by restructuring charges of $1.2 million. Sales and marketing expenses as a percentage of net revenues were 18% during the year ended December 31, 2023 compared to 19% of net revenues during the same period in 2022.

General and Administrative

General and administrative expenses in the year ended December 31, 2023 increased by $23.5 million, or 11%, compared to the same period in 2022. The increase was primarily due to higher employee-related expenses, including share-based compensation expense, of $14.7 million, a loss contingency accrual of $7.0 million, restructuring charges of $2.8 million, an impairment charge related to our intangible asset of $3.6 million, which was part of the content and related assets charge as we realign our resources around our AI strategy, partially offset by the absence of the impairment on lease related assets of $5.2 million. General and administrative expenses as a percentage of net revenues were 33% during the year ended December 31, 2023 compared to 28% during the same period in 2022.

Interest Expense, Net and Other Income (Expense), Net

The following table presents our interest expense, net, and other income (expense), net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2023
	2023	2022	$	%
Interest expense, net	$(3,773)	$(6,040)	$2,267	(38)%
Other income (expense), net	121,810	101,029	20,781	21%
Total interest expense, net and other income (expense), net	$118,037	$94,989	$23,048	24%

Interest expense, net decreased by $2.3 million, or 38%, during the year ended December 31, 2023, compared to the same period in 2022. The decrease was primarily due to partial early extinguishments of our convertible senior notes.

Other income (expense), net increased by $20.8 million, or 21%, during the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to a $85.9 million gain on early extinguishments of a portion of the 2026 notes and 2025 notes and an increase in interest income of $25.0 million, partially offset by the absence of the $93.5 million gain on early extinguishment of a portion of the 2026 notes that occurred in August 2022 and the absence of the $4.6 million gain on foreign currency remeasurement of purchase consideration related to our acquisition of Busuu.
See Note 8, “Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the gain on early extinguishment of a portion of the 2026 notes and 2025 notes.

(Provision for) benefit from income taxes

The following table presents our (provision for) benefit from income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2023
	2023	2022	$	%
(Provision for) benefit from income taxes	$(32,132)	$162,692	$(194,824)	n/m
_______________________________________
*n/m - not meaningful
The change in (provision for) benefit from income taxes was primarily due to the absence of a valuation allowance benefit as a result of releasing our valuation allowance against a substantial amount of our U.S. deferred tax assets in 2022 and the current year provision for income taxes.
Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

	As of December 31,		Change in 2023
	2023	2022	$	%
Cash, cash equivalents and short-term and long-term investments	$579,561	$1,273,883	$(694,322)	(55)%
Convertible senior notes, net(1)	599,837	1,188,593	(588,756)	(50)
_____________________________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments decreased $694.3 million during the year ended December 31, 2023 primarily due to the early extinguishments of our convertible senior notes of $506.0 million, repurchase of shares of our common stock of $334.8 million and purchases of property and equipment of $83.1 million, partially offset by the net cash provided by operating activities of $246.2 million.

Convertible senior notes, net decreased $588.8 million primarily due to early extinguishments. The 2026 notes and 2025 notes mature on September 1, 2026 and March 15, 2025, respectively, unless converted, redeemed, or repurchased in accordance with their terms prior to such dates. Holders of the 2026 notes and 2025 notes may convert their notes at any time on or after June 1, 2026 and December 15, 2024, respectively, until the close of business on the second scheduled trading day immediately preceding the respective maturity dates. See Note 8, “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included in Part I, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on our notes.

As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and investments totaling $579.6 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of December 31, 2023, we have incurred cumulative losses of $52.4 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As of December 31, 2023, our foreign subsidiaries held an insignificant amount of cash in foreign jurisdictions. We plan to repatriate a portion of the earnings from our subsidiary in India in the future and therefore accrued the tax expense related to such future distributions during the year ended December 31, 2023. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

In August 2023, our Board of Directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2022, we had $642.6 million remaining under the securities repurchase program. During the year ended December 31, 2023, we increased our existing securities repurchase program by $200.0 million, repurchased shares of our common stock for $334.5 million and a portion of our notes for $504.4 million. As of December 31, 2023, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors. See Note 8, “Convertible Senior Notes” and Note 13, “Stockholders' Equity” of our accompanying Notes to Consolidated Financial Statements included in Part I, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on our repurchases.

The following table presents our contractual obligations and other commitments as of December 31, 2023 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Convertible senior notes (1)	$604,066	$449	$603,617
Purchase obligations (2)	44,812	33,837	10,975
Operating lease obligations (3)	28,006	8,084	19,922
Total contractual obligations	$676,884	$42,370	$634,514
_____________________________________________________
(1) Consists of the remaining principal amount due upon maturity and semi-annual cash interest payments. Our convertible senior notes are recorded on our consolidated balance sheets at the carrying amount. As of December 31, 2023, the carrying amount of the 2026 notes and 2025 notes was $242.8 million and $357.1 million, respectively. The 2025 notes are classified as a current liability as holders may convert the 2025 notes at any time within twelve months after the reporting date, however they mature on March 15, 2025.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our corporate offices are leased under operating leases, which expire at various dates through 2028.

In addition, we are also subject to certain legal proceedings and claims in the ordinary course of business and record a liability when we believe that a loss is probable and reasonably estimable and during the year ended December 31, 2023, we recognized an estimated loss contingency accrual of $7.0 million related to one of our legal proceedings. The timing of such payment is uncertain and we are unable to reliably estimate the timing and therefore have not included in the above table. See Note 10, “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements included in Part I, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on our legal proceedings.

The following table presents our consolidated statements of cash flows data (in thousands, except percentages):

	Years Ended December 31,		Change in 2023
	2023	2022	$	%
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$246,198	$255,736	$(9,538)	(4)%
Net cash provided by investing activities	268,673	104,891	163,782	156
Net cash used in financing activities	(852,770)	(744,803)	(107,967)	14

Net cash provided by operating activities decreased $9.5 million, or 4%, during the year ended December 31, 2023, compared to the same period in 2022 and was primarily driven by lower billings.

Net cash provided by investing activities increased $163.8 million, or 156%, during the year ended December 31, 2023, compared to the same period in 2022 and was primarily related to the absence of acquisitions of $401.1 million, which was partially offset by lower cash from investment maturities of $287.7 million.

Net cash used in financing activities increased $108.0 million, or 14%, during the year ended December 31, 2023, compared to the same period in 2022 and was primarily related to higher repurchases of our convertible senior notes of $104.8 million.

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

Revenue Recognition and Deferred Revenue

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. We have concluded that we control our Subscription Services and therefore we recognize revenues and cost of revenues on a gross basis. For print textbooks and eTextbooks, we have concluded that we do not control the service and therefore we recognize revenues on a net basis based on our role in the transaction as an agent.

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

Some of our customer arrangements may include an amount of variable consideration in addition to a fixed revenue share that we earn. This variable consideration can either increase or decrease the total transaction price depending on the nature of the variable consideration. We estimate the amount of variable consideration that we will earn at the inception of the contract, adjusted during each period, and include an estimated amount each period. In determining this estimate, we consider the single most likely amount in a range of possible amounts. This estimated amount of variable consideration requires management to make a judgment based on the forecasted amount of consideration that we expect we will earn as well as the time period in which we can reasonably rely on the accuracy of the forecast. Our estimate of variable consideration is constrained to only include the amount of variable consideration for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, as the amounts that we could potentially earn in outer years can change significantly based on factors that are out of our control. If our forecasts are inaccurate, the estimated amount of variable consideration could be inaccurate, which could impact our revenue recognition in a given period.

Impairment of Acquired Intangible Assets and Other Long-Lived Assets

We assess the impairment of acquired intangible assets and other long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in determining when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in the use of the assets. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We did not record any impairment charges related to acquired intangible assets or other long-lived assets during the years ended December 31, 2023 and 2022.

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

If our qualitative assessment concludes that it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment of impairment is performed. Performing a quantitative impairment test includes the determination of fair value and involves significant estimates and assumptions including, among others, forecasted revenue growth rates, operating margins and capital expenditures, and discount rates used to calculate projected future cash flows, as well as the determination of appropriate market comparable companies, metrics and multiples. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. If estimates or related assumptions change, this could have a significant impact on either the fair value of our reporting unit, the amount of any goodwill impairment charge, or both. We have not recognized any goodwill impairment charges since our inception. During the year ended December 31, 2023, as part of the design and build of our new generative AI experience, we streamlined our product experiences and recognized a $3.6 million impairment charge on our indefinite-lived intangible asset. See Note 6, “Property and Equipment, Net” of our accompanying Notes to Consolidated Financial Statements included in Part I, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Share-based Compensation Expense

We measure and recognize share-based compensation expense for all awards made to employees, directors and consultants, including restricted stock units (RSUs), performance-based RSUs (PSUs) with either a market-based condition or financial and strategic performance target and our employee stock purchase plan (ESPP) based on estimated fair values.

We estimate a forfeiture rate to calculate the share-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and we continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied subject to continuing service over the requisite service period. Share-based compensation expense recognized related to PSUs with a financial and strategic performance target is subject to the achievement of performance objectives and requires significant judgment by management in determining the current level of attainment of such performance objectives. Management may consider factors such as the latest financial forecasts and general business trends in the assessment of PSU award attainment. Subsequent changes to these considerations may have a material impact on the amount of share-based compensation expense recognized in the period related to PSU awards, which may lead to volatility of share-based compensation expense period-to-period. If the performance objectives are not met or service is no longer provided, no share-based compensation expense will be recognized, and any previously recognized share-based compensation expense will be reversed.

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

We accept foreign currencies from our international customers and our international revenues were 14%, 15% and 11% of total net revenues during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, a portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies. Unfavorable fluctuations in foreign currency exchange rates may have an adverse impact on our total net revenues or total operating expenses, however, we do not believe a hypothetical 10% strengthening or weakening of the U.S. dollar against foreign currencies would have a material impact on our results of operations. To date, we have not entered into derivatives or hedging strategies to mitigate risk related to changes in foreign currency exchange rates and continually monitor our foreign currency exchange exposure.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $135.8 million and $473.7 million as of December 31, 2023 and 2022, respectively, and investments of $443.8 million and $800.2 million as of December 31, 2023 and 2022, respectively. Our cash and cash equivalents consist of cash and money market funds and investments consist of corporate debt securities, U.S. treasury securities and agency bonds. Changes in U.S. interest rates, such as those that have occurred in 2023, affect the interest earned on our cash and cash equivalents and the market value of our investments. A hypothetical 100 basis point increase or decrease in interest rates would result in a $5.8 million increase or decline in the fair value of our investments as of December 31, 2023. Any realized gains or losses resulting from interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash, cash equivalents, and investments in which we invested our cash.

The 2026 notes and 2025 notes have a fixed annual interest rate of 0.0% and 0.125%, respectively, and therefore we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value, however, may fluctuate when interest rates and the market price of our stock changes. For more information, see Note 8, “Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15.2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the year ended December 31, 2023, the Company performed a quantitative assessment of goodwill of its single reporting unit. This assessment utilized significant estimates and assumptions including but not limited to, discount rate and forecasts of future revenue and operating margin, used to calculate projected future cash flows, as well as the determination of appropriate market comparable companies, metrics and multiples. Changes in these assumptions could have a significant impact on either the fair value of the Company’s single reporting unit, the amount of goodwill impairment charge, if any, or both. As of the year ended December 31, 2023 the fair value of the reporting unit exceeded the carrying value, and therefore, no impairment was recorded. The goodwill balance was $632.0 million as of December 31, 2023.

We identified goodwill for the Company’s single reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Company’s single reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margin, used by management to estimate the fair value of the Company’s single reporting unit, included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Company’s single reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margin.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management's revenue and operating margin forecasts by comparing the forecasts to:
◦historical results,
◦internal communications to management and the Board of Directors, and
◦forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

Convertible Senior Notes - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

In May 2023, the Company extinguished $85.8 million and $341.1 million principal amount of the 2026 and 2025 Notes, respectively, which had an aggregate carrying value of $423.5 million for a total reacquisition price of $369.8 million (including $1.2 million in fees). Further, in August 2023, the Company extinguished an additional $169.7 million principal amount of the 2026 Notes, which had a carrying value of $168.3 million for a total reacquisition price of $136.2 million (including $0.4 million in fees). The Company elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding. This resulted in a total gain on extinguishment of $85.9 million during the year ended December 31, 2023.

Auditing the following elements involved a higher degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required of the Company’s accounting assessment of the settlement including the conclusion that the settlement should be accounted for as an extinguishment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the extinguishment of the convertible senior notes included the following, among others:

•We tested the operating effectiveness of the controls over the Company’s accounting for the extinguishment of the 2026 and 2025 convertible senior notes.
•Our testing included reading the underlying agreements and evaluating the Company’s accounting analysis underlying the accounting of the convertible senior notes, including the determination of the balance sheet classification of each transaction, identification of any derivatives included in the arrangements, and determination that the 2026 and 2025 convertible senior notes was a debt extinguishment.
•We utilized more experienced professionals on our team when evaluating management’s assessment of the accounting for the extinguishment.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 20, 2024

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 20, 2024

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$135,757	$473,677
Short-term investments	194,257	583,973
Accounts receivable, net of allowance of $376 and $394 at December 31, 2023 and December 31, 2022, respectively	31,404	23,515
Prepaid expenses	20,980	28,481
Other current assets	32,437	34,754
Total current assets	414,835	1,144,400
Long-term investments	249,547	216,233
Property and equipment, net	183,073	204,383
Goodwill	631,995	615,093
Intangible assets, net	52,430	78,333
Right of use assets	25,130	18,838
Deferred tax assets	141,843	167,524
Other assets	28,382	20,612
Total assets	$1,727,235	$2,465,416
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,184	$12,367
Deferred revenue	55,336	56,273
Accrued liabilities	77,863	70,234
Current portion of convertible senior notes, net	357,079	—
Total current liabilities	518,462	138,874
Long-term liabilities
Convertible senior notes, net	242,758	1,188,593
Long-term operating lease liabilities	18,063	13,375
Other long-term liabilities	3,334	7,985
Total long-term liabilities	264,155	1,209,953
Total liabilities	782,617	1,348,827
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 102,823,700 and 126,473,827 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	103	126
Additional paid-in capital	1,031,627	1,244,504
Accumulated other comprehensive loss	(34,739)	(57,488)
Accumulated deficit	(52,373)	(70,553)
Total stockholders’ equity	944,618	1,116,589
Total liabilities and stockholders’ equity	$1,727,235	$2,465,416
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net revenues	$716,295	$766,897	$776,265
Cost of revenues	225,941	197,396	254,904
Gross profit	490,354	569,501	521,361
Operating expenses:
Research and development	191,705	196,637	178,821
Sales and marketing	126,591	147,660	105,414
General and administrative	239,783	216,247	159,019
Total operating expenses	558,079	560,544	443,254
(Loss) income from operations	(67,725)	8,957	78,107
Interest expense, net and other income (expense), net
Interest expense, net	(3,773)	(6,040)	(6,896)
Other income (expense), net	121,810	101,029	(65,472)
Total interest expense, net and other income (expense), net	118,037	94,989	(72,368)
Income before (provision for) benefit from income taxes	50,312	103,946	5,739
(Provision for) benefit from income taxes	(32,132)	162,692	(7,197)
Net income (loss)	$18,180	$266,638	$(1,458)
Net income (loss) per share
Basic	$0.16	$2.09	$(0.01)
Diluted	$(0.34)	$1.34	$(0.01)
Weighted average shares used to compute net income (loss) per share
Basic	116,504	127,557	141,262
Diluted	128,569	149,859	141,262
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$18,180	$266,638	$(1,458)
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments, net of tax	5,534	(1,348)	(5,729)
Change in foreign currency translation adjustments, net of tax	17,215	(50,806)	(1,135)
Other comprehensive income (loss)	22,749	(52,154)	(6,864)
Total comprehensive income (loss)	$40,929	$214,484	$(8,322)
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	129,344	$129	$1,030,577	$1,530	$(422,601)	$609,635
Cumulative-effect adjustment related to adoption of ASU 2020-06	—	—	(465,006)	—	86,868	(378,138)
Issuance of common stock in connection with equity offering, net of offering costs	10,975	11	1,091,455	—	—	1,091,466
Equity component on conversions of 2023 notes and 2025 notes	—	—	(236,921)	—	—	(236,921)
Issuance of common stock upon conversion of 2023 notes	2,983	3	235,518	—	—	235,521
Net proceeds from capped call related to conversions and extinguishments of 2023 notes and 2025 notes	—	—	67,770	—	—	67,770
Issuance of common stock upon exercise of stock options and ESPP	413	—	8,885	—	—	8,885
Net share settlement of equity awards	1,640	2	(94,423)	—	—	(94,421)
Repurchase of common stock	(8,403)	(8)	(299,992)	—	—	(300,000)
Share-based compensation expense	—	—	111,442	—	—	111,442
Other comprehensive loss	—	—	—	(6,864)	—	(6,864)
Net loss	—	—	—	—	(1,458)	(1,458)
Balances at December 31, 2021	136,952	137	1,449,305	(5,334)	(337,191)	1,106,917
Repurchases of common stock	(12,709)	(13)	(323,515)	—	—	(323,528)
Issuance of common stock upon exercise of stock options and ESPP	437	—	6,475	—	—	6,475
Net share settlement of equity awards	1,794	2	(26,549)	—	—	(26,547)
Share-based compensation expense	—	—	138,788	—	—	138,788
Other comprehensive loss	—	—	—	(52,154)	—	(52,154)
Net income	—	—	—	—	266,638	266,638
Balances at December 31, 2022	126,474	126	1,244,504	(57,488)	(70,553)	1,116,589
Repurchases of common stock	(26,506)	(26)	(337,683)	—	—	(337,709)
Issuance of common stock upon exercise of stock options and ESPP	512	1	4,162	—	—	4,163
Net share settlement of equity awards	2,344	2	(16,440)	—	—	(16,438)
Share-based compensation expense	—	—	136,787	—	—	136,787
Net proceeds from capped call related to extinguishments of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	22,749	—	22,749
Net income	—	—	—	—	18,180	18,180
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$18,180	$266,638	$(1,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	133,502	133,456	108,846
Other depreciation and amortization expense	129,718	89,997	63,274
Deferred tax assets	26,575	(168,679)	(1,104)
(Gain)/loss on early extinguishments of debt	(85,926)	(93,519)	78,152
Loss contingency accrual	7,000	—	—
Impairment of intangible asset	3,600	—	—
Loss from write-offs of property and equipment	4,137	3,549	2,115
Amortization of debt issuance costs	3,156	5,166	5,922
Operating lease expense, net of accretion	6,079	6,327	5,994
Realized loss on sale of investments	2,106	9,675	178
(Gain)/loss on textbook library, net	—	(4,976)	10,956
Print textbook depreciation expense	—	1,610	10,859
Gain on foreign currency remeasurement of purchase consideration	—	(4,628)	—
Impairment on lease related assets	—	5,225	—
Gain on sale of strategic equity investments	—	—	(12,496)
Loss on change in fair value of derivative instruments, net	—	—	7,148
Other non-cash items	(1,228)	378	(47)
Change in assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(7,799)	(3,752)	(5,004)
Prepaid expenses and other current assets	3,476	17,191	(21,854)
Other assets	10,829	14,563	16,387
Accounts payable	13,057	(4,144)	3,241
Deferred revenue	(1,585)	7,538	2,523
Accrued liabilities	(7,342)	(20,111)	5,199
Other liabilities	(11,337)	(5,768)	(5,607)
Net cash provided by operating activities	246,198	255,736	273,224
Cash flows from investing activities
Purchases of property and equipment	(83,052)	(103,092)	(94,180)
Purchases of textbooks	—	(3,815)	(10,931)
Proceeds from disposition of textbooks	9,787	6,003	8,714
Purchases of investments	(637,939)	(730,509)	(1,688,384)
Proceeds from sale of investments	394,533	458,489	206,041
Maturities of investments	597,197	884,940	1,204,787
Proceeds from sale of strategic equity investments	—	—	16,076
Acquisition of businesses, net of cash acquired	—	(401,125)	(7,891)
Purchases of strategic equity investments	(11,853)	(6,000)	—
Net cash provided by (used in) investing activities	268,673	104,891	(365,768)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	4,165	6,477	8,887
Payment of taxes related to the net share settlement of equity awards	(16,440)	(26,549)	(94,423)
Proceeds from equity offering, net of offering costs	—	—	1,091,466
Repayment of convertible senior notes	(505,986)	(401,203)	(300,762)
Proceeds from exercise of convertible senior notes capped call	297	—	69,005
Payment of escrow related to acquisition	—	—	(7,451)
Repurchase of common stock	(334,806)	(323,528)	(300,000)
Net cash (used in) provided by financing activities	(852,770)	(744,803)	466,722
Effect of exchange rate changes	21	4,137	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(337,878)	(380,039)	374,178
Cash, cash equivalents and restricted cash, beginning of period	475,854	855,893	481,715
Cash, cash equivalents and restricted cash, end of period	$137,976	$475,854	$855,893
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow data:
Cash paid during the period for:
Interest	$741	$875	$1,053
Income taxes, net of refunds	$11,074	$6,841	$7,388
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,042	$8,863	$7,772
Right of use assets obtained in exchange for lease obligations:
Operating leases	$12,407	$10,232	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$9,650	$4,927	$2,982
Issuance of common stock related to repayment of convertible senior notes	$—	$—	$235,521

	December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135,757	$473,677	$854,078
Restricted cash included in other current assets	—	63	—
Restricted cash included in other assets	2,219	2,114	1,815
Total cash, cash equivalents and restricted cash	$137,976	$475,854	$855,893
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Millions of people all around the world learn with Chegg. No matter the goal, level, or style, Chegg helps learners learn with confidence. We provide 24/7 on-demand support, and our personalized learning assistant leverages the power of artificial intelligence (“AI”), more than a hundred million pieces of proprietary content, as well as a decade of learning insights. Our platform also helps learners build essential life and job skills to accelerate their path from learning to earning, and we work with companies to offer learning programs for their employees.
Basis of Presentation

Our fiscal year ends on December 31 and in this report, we refer to the year ended December 31, 2023, December 31, 2022, and December 31, 2021 as 2023, 2022, and 2021, respectively.

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

Investments

We hold investments in corporate debt securities, U.S. treasury securities and agency bonds. We classify our investments as available-for-sale that are either short or long-term based on the remaining contractual maturity of the investment. Our investments are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, net of taxes, included in other comprehensive income (loss) on our consolidated statements of stockholders’ equity. Unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other income (expense), net on our consolidated statements of operations, rather than as a reduction to other comprehensive income (loss), when a decline in fair value has resulted from a credit loss. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of eighteen months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. We determine realized gains or losses on the sale of investments on a specific identification method and record such gains or losses as other income (expense), net.

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

We maintain an allowance to account for potentially uncollectible receivables. We assess the creditworthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, economic trends, and customer payment history. This assessment requires significant judgment. Because of this assessment, we maintain an allowance for estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off as a decrease to the allowance when all collection efforts have been exhausted and an account is deemed uncollectible.

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
Concentrations of credit risk with respect to accounts receivables exist to the full extent of amounts presented in the financial statements. We had no customers that represented over 10% of our net accounts receivable balance as of December 31, 2023 and one customer that represented over 10% of our net accounts receivable balance as of December 31, 2022. No customers represented over 10% of net revenues during the years ended December 31, 2023, 2022 or 2021.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and content amortization. Depreciation and content amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Content	Shorter of the licensed content term or 5 years
Internal-use software and website development	3 years
Leasehold improvements	Shorter of the remaining lease term or 5 years
Furniture and fixtures	5 years
Computers and equipment	3 years

We capitalize all costs associated with the development or acquisition of content that is utilized in our products and services. Content amortization is classified within cost of revenues on our consolidated statements of operations.

We capitalize certain costs associated with software developed or obtained for internal use and website and application development. We capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades. Depreciation expense is classified within cost of revenues or operating expenses categories on our consolidated statements of operations.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and content amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in (loss) income from operations.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired through a business combination based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets acquired and liabilities assumed is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Indefinite-Lived Intangible Asset

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our indefinite-lived intangible asset represented the internships.com trade name. These assets are not amortized but rather tested for impairment at least annually, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events. If our qualitative assessment concludes that it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment of impairment is performed. In the quantitative test, we compare fair value, estimated utilizing both the income approach, based on present value techniques, and the market approach, based on the guideline transaction method and guideline public company method, to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess.

Acquired Intangible Assets and Other Long-Lived Assets

Acquired intangible assets with finite useful lives, which include developed technology, content library, customer lists, and trade and domain names, are amortized over their estimated useful lives. We assess the impairment of acquired intangible assets and other long-lived assets at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Strategic Investments

Investments in partnerships where we have the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting. Equity method investments are initially recorded at cost and adjusted for our share of the investees' earnings or losses, based on our percentage ownership, recognized on a one-quarter lag basis within other income (expense), net on our consolidated statements of operations.

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

Convertible Senior Notes, net

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes). The aggregate principal amounts of both the 2026 notes and 2025 notes include $100 million from the initial purchasers fully exercising their option to purchase additional notes. The notes, including the embedded conversion features, are accounted for under the traditional convertible debt accounting model entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets or the holders have the option to convert the notes at any time within twelve months after the reporting date; otherwise, we classify it as a long-term liability as we retain the election to settle conversion requests in shares of our common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and recorded at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of operations. The fair value of any derivative instruments related to the notes are determined utilizing Level 2 inputs. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other income (expense), net on our consolidated statements of operations.

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

Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated and actual refunds, which are based on historical data. Revenues from our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings are primarily recognized ratably over the monthly subscription period. Revenues from Chegg Skills are recognized over the delivery period, adjusted for an estimate of non-redemption. Revenues from advertising services are recognized upon fulfillment. Revenues from print textbooks and eTextbooks are recognized immediately.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. We have concluded that we control our Subscription Services and therefore we recognize revenues and cost of revenues on a gross basis. For print textbooks and eTextbooks, we have concluded that we do not control the service and therefore we recognize revenues on a net basis based on our role in the transaction as an agent.

Contract assets are contained within other current assets and other assets on our consolidated balance sheets. Contract assets represent the goods or services that we have transferred to a customer before invoicing the customer and primarily consist of the income sharing payment arrangements we offer to students for our Skills service. Contract receivables are contained within accounts receivable, net on our consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract liabilities are contained within deferred revenue on our consolidated balance sheets. Deferred revenue primarily consists of advanced payments from students related to subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to rental and subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided, and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract. Deferred contract costs are contained within other current assets on our consolidated balance sheets and are recognized if we expect to receive a future benefit from such costs. Deferred contract cost amortization expense is recognized consistent with the pattern of revenue recognition as cost of revenues on our consolidated statements of operations.

Cost of Revenues

Our cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. Cost of revenues primarily consists of content amortization expense related to content that we develop, license from publishers, or acquire through acquisitions, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, employee-related expenses, which includes salaries, benefits and share-based compensation expense, and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Research and Development Costs

Our research and development expenses consist of employee-related expenses, which includes salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development costs also include technology costs to support our research and development, and outside services. We expense substantially all of our research and development expenses as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2023, 2022, and 2021, advertising costs were approximately $57.4 million, $62.0 million and $45.1 million, respectively.

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

Foreign Currency Translation and Remeasurement

The functional currency of our foreign subsidiaries is the local currency, and our reporting currency is the U.S. Dollar. Adjustments resulting from the translation of foreign currencies into U.S. Dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from the remeasurement of foreign currency transactions, which are denominated in currencies other than the functional currency, are included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2023 and 2021, the net gains from remeasurement of foreign currency transactions were not material. During the year ended December 31, 2022, net gains from remeasurement of foreign currency transactions were $3.7 million.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid that meet a quantitative threshold. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We did not early adopt ASU 2023-09 and we are currently in the process of evaluating the impact of this guidance.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances current interim and annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Early adoption is permitted, and we are required to adopt the changes on a retrospective basis. The guidance is effective for annual periods beginning after December 15, 2023 and for interim periods beginning December 15, 2024. We did not early adopt ASU 2023-07 and we are currently in the process of evaluating the impact of this guidance.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the year ended December 31, 2023 that had a material impact on our financial statements.

Note 3. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time as services are performed, with certain revenues being recognized at a point in time.

The following table presents our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2023		Change in 2022
	2023	2022	2021	$	%	$	%
Subscription Services	$640,520	$671,968	$616,817	$(31,448)	(5)%	$55,151	9%
Skills and Other	75,775	94,929	159,448	(19,154)	(20)	(64,519)	(40)
Total net revenues	$716,295	$766,897	$776,265	$(50,602)	(7)	$(9,368)	(1)

During the years ended December 31, 2023, 2022, and 2021, we recognized $54.5 million, $33.9 million and $32.6 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective fiscal year. During the years ended December 31, 2023, and 2022, we recognized an immaterial amount of revenues from performance obligations satisfied in previous periods. During the year ended December 31, 2021, we recognized a reduction of revenues of $4.9 million from performance obligations satisfied in previous periods, primarily related to our Skills offering. As of December 31, 2023, the closing balance of deferred contract costs was $6.0 million, and we recognized $15.8 million of deferred contract cost amortization during the year ended December 31, 2023.

Contract Balances

The following table presents our accounts receivable, net, contract assets, and deferred revenue balances (in thousands, except percentages):

	December 31,		Change
	2023	2022	$	%
Accounts receivable, net	$31,404	$23,515	$7,889	34%
Contract assets	8,598	11,946	(3,348)	(28)
Deferred revenue	55,336	56,273	(937)	(2)

During the year ended December 31, 2023, our accounts receivable, net balance increased by $7.9 million, or 34%, primarily due to timing of billings and seasonality of our business. During the year ended December 31, 2023, our contract assets balance decreased by $3.3 million or 28%, primarily due to our Skills offering. During the year ended December 31, 2023, our deferred revenue balance decreased by $0.9 million, or 2%, primarily due to timing of bookings and seasonality of our business.

Note 4. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Basic
Numerator:
Net income (loss)	$18,180	$266,638	$(1,458)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	116,504	127,557	141,262

Net income (loss) per share, basic	$0.16	$2.09	$(0.01)

Diluted
Numerator:
Net income (loss)	$18,180	$266,638	$(1,458)
Convertible senior notes activity, net of tax(1)	(61,694)	(65,444)	—
Net income (loss), diluted	$(43,514)	$201,194	$(1,458)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	116,504	127,557	141,262
Shares related to stock plan activity	—	968	—
Shares related to convertible senior notes	12,065	21,334	—
Weighted average shares used to compute net income (loss) per share, diluted	128,569	149,859	141,262

Net income (loss) per share, diluted	$(0.34)	$1.34	$(0.01)
(1) Primarily includes the gain on early extinguishment on our notes, net of tax. For further information, see Note 8, “Convertible Senior Notes.”

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2023	2022	2021
Shares related to stock plan activity	8,442	3,556	2,545
Shares related to convertible senior notes	—	—	23,300
Total common stock equivalents	8,442	3,556	25,845

Note 5. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$45,050	$—	$—	$45,050
Money market funds	Level 1	90,707	—	—	90,707
Total cash and cash equivalents		$135,757	$—	$—	$135,757
Short-term investments:
Corporate debt securities	Level 2	$69,548	$—	$(170)	$69,378
U.S. treasury securities	Level 1	25,734	—	(114)	25,620
Agency bonds	Level 2	99,505	—	(246)	99,259
Total short-term investments		$194,787	$—	$(530)	$194,257
Long-term investments:
Corporate debt securities	Level 2	$191,467	$898	$(213)	$192,152
U.S. treasury securities	Level 1	57,287	165	(57)	57,395
Total long-term investments		$248,754	$1,063	$(270)	$249,547

	December 31, 2022
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$33,532	$—	$—	$33,532
Money market funds	Level 1	440,145	—	—	440,145
Total cash and cash equivalents		$473,677	$—	$—	$473,677
Short-term investments:
Commercial paper	Level 2	$11,744	$—	$(29)	$11,715
Corporate debt securities	Level 2	491,459	—	(4,130)	487,329
U.S. treasury securities	Level 1	85,271	—	(342)	84,929
Total short-term investments		$588,474	$—	$(4,501)	$583,973
Long-term investments:
Corporate debt securities	Level 2	$125,735	$158	$(909)	$124,984
U.S. treasury securities	Level 1	$30,633	$122	$—	$30,755
Agency bonds	Level 2	60,635	—	(141)	60,494
Total long-term investments		$217,003	$280	$(1,050)	$216,233

As of December 31, 2023, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the years ended December 31, 2023, 2022 and 2021, we did not recognize any losses on our investments due to credit related factors.

The following table presents the gross realized gain and loss related to our investments (in thousands):

	Years Ended December 31,
	2023	2022	2021
Realized gain	$346	$64	$84
Realized loss	(2,452)	(9,739)	(262)
Realized (loss)/gain on sale of investments	$(2,106)	$(9,675)	$(178)

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of December 31, 2023 (in thousands):

	December 31, 2023
	Cost	Fair Value
Due within one year	$194,787	$194,257
Due after one year through three years	248,754	249,547
Investments not due at a single maturity date	90,707	90,707
Total	$534,248	$534,511

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In May 2023, we entered into a $15.0 million commitment to invest in Sound Ventures AI Fund, L.P. (Sound Ventures), a limited partnership that invests in AI companies, for an approximate 6% ownership. We accounted for our investment under the equity method of accounting. During the year ended December 31, 2023, we funded $11.8 million of our investment commitment. As of December 31, 2023, we had an unfunded investment commitment of $3.2 million. On January 1, 2024, we sold our partnership interest in Sound Ventures, along with all rights, duties and obligations, including the obligation to fund the remaining balance of our capital commitment, for $15.5 million. The initial accounting for the sale is in process as of the issuance date of our financial statements and therefore we are unable to make any additional disclosures.

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

We did not record any impairment charges on our strategic investments during the years ended December 31, 2023, 2022 and 2021, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the years ended December 31, 2023, 2022 and 2021.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of December 31, 2023 and 2022 was $202.9 million and $385.0 million, respectively. The estimated fair value of the 2025 notes as of December 31, 2023 and 2022 was $329.5 million and $640.5 million, respectively. For further information on the notes refer to Note 8, “Convertible Senior Notes.”

Note 6. Property and Equipment, Net

The following table presents our property and equipment, net balances (in thousands):

	December 31,
	2023	2022
Content	$346,749	$339,879
Internal-use software and website development	51,855	45,422
Leasehold improvements	10,857	10,860
Furniture and fixtures	4,607	4,952
Computer and equipment	3,496	3,321
Property and equipment	417,564	404,434
Less accumulated depreciation and content amortization	(234,491)	(200,051)
Property and equipment, net	$183,073	$204,383

Depreciation and content amortization expense during the years ended December 31, 2023, 2022, and 2021 was approximately $105.3 million, which included the $34.2 million accelerated depreciation discussed below, $64.1 million, and $49.6 million, respectively.

As part of the design and build of our new generative AI experience, in August 2023, we streamlined our product experiences. As a result, we elected to abandon certain content and software assets and accelerated depreciation over shortened useful lives for completed assets as well as impaired in-progress software assets prior to their completion. We also recognized other costs associated with abandoning these content and software assets. Additionally, we impaired our internships.com trade name and adjusted the carrying value to zero. The total content and related assets charge has been recorded during the year ended December 31, 2023.

The following table presents the consolidated statements of operations classification and total content and related assets charge (in thousands):

	Classification	Year Ended December 31, 2023
Accelerated depreciation of content and software	Cost of revenues	$34,195
Impairment of in-progress software	Cost of revenues	2,616
Other costs	Cost of revenues	1,431
Total cost of revenues		38,242
Impairment of indefinite-lived trade name	General and administrative	3,600
Total content and related assets charge		$41,842

Note 7. Goodwill and Intangible Assets

The following table presents our goodwill balances (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$615,093	$289,763
Additions due to acquisition	—	367,376
Foreign currency translation adjustment	16,902	(42,907)
Measurement period adjustments related to prior acquisition	—	861
Ending balance	$631,995	$615,093

Based on our evaluation of qualitative factors considered for our goodwill impairment test performed in 2023, we determined a quantitative assessment was necessary and concluded that the fair value of our single reporting unit exceeded the carrying value. As a result, we did not recognize a goodwill impairment charge during the year ended December 31, 2023. We have not recognized any goodwill impairment charges since our inception.

The following table presents our intangible assets balances as of December 31, 2023 and December 31, 2022 (in thousands, except weighted-average amortization period):

	December 31, 2023
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(55,651)	$(3,757)	$47,295
Content libraries	60	12,230	(11,189)	—	1,041
Customer lists	35	34,190	(31,836)	(1,298)	1,056
Trade and domain names	52	16,213	(12,817)	(358)	3,038
Total intangible assets	67	$169,336	$(111,493)	$(5,413)	$52,430

	December 31, 2022
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(44,410)	$(5,751)	$56,542
Content libraries	60	12,230	(9,279)	—	2,951
Customer lists	35	34,190	(22,074)	(1,318)	10,798
Trade and domain names	52	16,213	(11,225)	(546)	4,442
Indefinite-lived trade name	—	3,600	—	—	3,600
Total intangible assets	67	$172,936	$(86,988)	$(7,615)	$78,333

During the years ended December 31, 2023, 2022 and 2021, amortization expense related to our intangible assets totaled approximately $24.4 million, $25.9 million and $13.7 million, respectively. During the year ended December 31, 2023, we recognized an impairment charge on our indefinite-lived intangible asset of $3.6 million. For further information, see “Note 6, Property and Equipment, Net.” We did not recognize any impairment charges on any of our other intangible assets during the years ended December 31, 2023, 2022 and 2021.

The following table presents the estimated future amortization expense related to our intangible assets as of December 31, 2023 (in thousands):

December 31, 2023
2024	$13,637
2025	11,532
2026	11,185
2027	9,029
2028	6,954
Thereafter	93
Total	$52,430

Note 8. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes). The aggregate principal amounts of both the 2026 notes and 2025 notes include $100 million from the initial purchasers fully exercising their option to purchase additional notes. The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

The following table presents the total net proceeds from the notes (in thousands):

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

As of December 31, 2023, we had 9,297,800 and 6,961,352 shares remaining underlying the 2026 notes and 2025 notes, respectively. During the year ended December 31, 2023, the conditions allowing holders of the 2026 notes and 2025 notes to convert were not met and therefore the 2026 notes and 2025 notes are not convertible. As of December 31, 2023, holders may convert the 2025 notes at any time within twelve months after the reporting date. As a result, we have classified the remaining net carrying amount of 2025 notes as a current liability.

The following table presents the net carrying amount of the notes (in thousands):

	December 31, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal amount	$244,479	$358,914	$500,000	$699,979
Unamortized issuance costs	(1,721)	(1,835)	(4,837)	(6,549)
Net carrying amount	$242,758	$357,079	$495,163	$693,430

The following table presents the total interest expense recognized related to the notes (in thousands):

	Years Ended December 31,
	2023	2022	2021
2026 notes:
Contractual interest expense	$—	$—	$—
Amortization of issuance costs	1,035	2,196	2,635
Total 2026 notes interest expense	$1,035	$2,196	$2,635
2025 notes:
Contractual interest expense	$621	$874	$896
Amortization of issuance costs	2,121	2,970	3,045
Total 2025 notes interest expense	$2,742	$3,844	$3,941

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of December 31, 2023, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 9. Leases

Our primary operating lease commitments at December 31, 2023 are related to our corporate headquarters and offices in the United States and internationally. As of December 31, 2023 and 2022, we had operating lease ROU assets of $25.1 million and $18.8 million, respectively, and operating lease liabilities of $24.9 million and $20.9 million, respectively. As of December 31, 2023 and 2022, our weighted average remaining lease term was 3.9 years and 4.0 years, respectively, and our weighted average discount rate was 5.8% and 5.2%, respectively.

During the year ended December 31, 2023, we extended our existing lease agreement related to our corporate headquarters in Santa Clara and reassessed lease terms related to office spaces internationally in India, resulting in the recording of $12.4 million of right of use assets in exchange for lease liabilities.

During the years ended December 31, 2023, 2022 and 2021, operating lease expense, net of immaterial sublease income, was approximately $7.6 million, $7.3 million and $7.1 million, respectively. During the years ended December 31, 2023, 2022 and 2021, variable lease cost and short-term lease cost were immaterial.

The following table presents the aggregate future minimum lease payments and reconciliation to operating lease liabilities as of December 31, 2023 (in thousands):

December 31, 2023
2024	$8,084
2025	6,605
2026	5,922
2027	5,497
2028	1,898
Thereafter	—
Total future minimum lease payments	28,006
Less imputed interest	(3,120)
Total operating lease liabilities	$24,886

Note 10. Commitments and Contingencies

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

On February 14, 2023, Plaintiff Brian Stansell, individually and on behalf of other similarly situated stockholders of Chegg, filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0180) on behalf of all Chegg stockholders who were eligible to vote at Chegg's 2022 Annual Stockholders' Meeting, asserting breach of fiduciary duty claims against the members of Chegg's Board. The Company has filed a motion to dismiss the case, which is pending before the Court. The Company disputes these claims and intends to vigorously defend itself in this matter.

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. The Company is not at fault, however is pursuing a settlement agreement with JPMC. As of December 31, 2023, we believe a loss is probable and reasonably estimable, and we have recognized an estimated loss contingency accrual of $7.0 million within general and administrative expense on our consolidated statements of operations during the year ended December 31, 2023.

On November 9, 2022, Plaintiff Joshua Keller, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of California (Case No. 22-cv-06986) on behalf of individuals whose data was allegedly impacted by past data breaches. On August 15, 2023, the Company received an order granting its motion to compel arbitration, and the case will be stayed and administratively closed pending the conclusion of arbitration.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint and seeks unspecified compensatory damages, costs, and expenses, including counsel and expert fees. The Company has filed a motion to dismiss the case, which is pending before the Court. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

Aside from the loss contingency accrual recorded related to the Frank matter, we have not recorded any contingent liabilities related to the above matters as we do not believe that a loss is probable and reasonably estimable in these matters. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of December 31, 2023 and 2022.

Note 12. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. The following table presents the shares of our common stock we have reserved for future issuance as of December 31, 2023:

December 31, 2023
Outstanding stock options	232,327
Outstanding RSUs and PSUs	10,065,783
Shares available for grant under the 2023 Equity Inducement Plan	1,756,098
Shares available for grant under the 2023 Equity Incentive Plan	11,877,920
Shares available for issuance under the Amended and Restated 2013 Employee Stock Purchase Plan	3,866,559
Total common shares reserved for future issuance	27,798,687

Stock Plans

2023 Equity Inducement Plan

On October 11, 2023, our Board of Directors approved and adopted our 2023 Equity Inducement Plan (the “2023 EINP”). On the effective date of the 2023 EINP, 2,000,000 shares of our common stock were reserved for issuance and as of December 31, 2023, there were 1,756,098 shares of common stock available for future issuance. The 2023 EINP permits the granting of non-qualified stock options and restricted stock unit awards. The 2023 EINP terminates on the later of (i) October 11, 2033 or (ii) ten years from the last date that additional shares are added to the EINP by the Compensation Committee of our Board of Directors.

2023 Equity Incentive Plan

On April 7, 2023, our Board of Directors adopted our 2023 Equity Incentive Plan (the “2023 EIP”), which was subsequently approved by our stockholders and became effective on June 7, 2023, replacing our 2013 Equity Incentive Plan (the “2013 Plan”). On the effective date of the 2023 EIP, 12,000,000 shares of our common stock were reserved for issuance. On June 6, 2023, the date on which the 2013 Plan expired, all remaining shares available for grant under the 2013 Plan were cancelled, and we will not make any additional grants under the 2013 Plan. In addition, any shares subject to awards, including shares subject to awards granted under the 2013 Plan that were outstanding on June 7, 2023, that are cancelled, forfeited, repurchased, expire by their terms without shares being issued, are used to pay the exercise price of an option or stock appreciation right or withheld to satisfy the tax withholding obligations related to any award, will be returned to the pool of shares available for grant and issuance under the 2023 EIP. As of December 31, 2023, there were 11,877,920 shares available for grant under the 2023 EIP. The 2023 EIP permits the granting of incentive stock options, non-qualified stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards. The 2023 EIP terminates on April 7, 2033.

Amended and Restated 2013 Employee Stock Purchase Plan

On April 7, 2023, our Board of Directors adopted our Amended and Restated 2013 Employee Stock Purchase Plan (the “A&R ESPP”), which was subsequently approved by our stockholders and became effective on June 7, 2023. The A&R ESPP permits eligible employees to purchase shares of our common stock by accumulating funds through periodic payroll deductions. The A&R ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the A&R ESPP, eligible employees will be granted an option to purchase shares of our common stock at a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. The Compensation Committee of our Board of Directors shall determine the duration and commencement date of each offering period, provided that an offering period shall in no event be longer than twenty-seven (27) months, except as otherwise provided by an applicable sub-plan. Upon approval of the A&R ESPP, the available share pool under our existing 2013 Employee Stock Purchase Plan was reduced, and we have reserved 4,000,000 shares of our common stock under the A&R ESPP. As of December 31, 2023, there were 3,866,559 shares of common stock available for future issuance under the A&R ESPP.

Note 13. Stockholders' Equity

Share Repurchases

In November 2023 and February 2023, we entered into accelerated share repurchase (ASR) agreements with financial institutions. Upon execution, we paid a fixed amount of $150.0 million for each ASR and received an initial delivery of shares of our common stock that represented 80 percent of the fixed amount for each ASR. We accounted for each ASR as two separate transactions, a repurchase of our common stock and an equity-linked contract indexed to our common stock that met certain accounting criteria for classification in stockholders' equity. Each ASR, along with $3.2 million in associated costs, primarily consisting of an estimated 1% excise tax, was recorded as a reduction to additional paid in capital on our consolidated statements of stockholders’ equity. The November 2023 ASR did not settle during 2023. The February 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement. During the year ended December 31, 2023, we received a total of 23,072,822 shares of our common stock under the ASR transactions, which were retired immediately.

In June 2023, we repurchased 3,433,157 shares of our common stock in open market transactions for $34.5 million.

During the year ended December 31, 2022, we received a total of 12,709,278 shares of our common stock from prior ASR and open market transactions, which were retired immediately.

Securities Repurchase Program

In August 2023, our Board of Directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. As of December 31, 2023, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$2,256	$2,484	$1,621
Research and development	44,103	41,335	37,131
Sales and marketing	9,524	13,857	13,887
General and administrative	77,619	75,780	56,207
Total share-based compensation expense	$133,502	$133,456	$108,846

During the years ended December 31, 2023, 2022 and 2021, we capitalized share-based compensation expense of $3.3 million, $5.3 million, and $2.6 million, respectively. As of December 31, 2023, we had a total of approximately $141.3 million of unrecognized share-based compensation expense, related to unvested RSUs and PSUs, that is expected to be recognized over the remaining weighted average period of 1.8 years.

PSU Grants with Financial and Strategic Performance Targets

In March 2023, 2022, and 2021, we granted PSUs to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets during the years ended December 31, 2023, 2022, and 2021, respectively. Based on the achievement of the performance conditions for the March 2023, 2022 and 2021 PSUs, the final settlement partially met the target threshold, based on a specified objective formula approved by the Compensation Committee of the Board of Directors. The March 2023 PSUs vest over either a one-year or three-year period, with initial vesting occurring one year after the grant date. The March 2022 and March 2021 PSUs vest over a three-year period, with the initial vesting occurring one year after the grant date. During the years ended

December 31, 2023, 2022, and 2021, the number of shares underlying the March 2023, March 2022, and March 2021 PSUs totaled 565,341, 614,177, and 278,644, respectively, and each had a grant date fair value per share of $15.89, $35.82, and $99.05, respectively.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on the maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs vest over a four-year period, subject to continued service over the requisite period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach described further below. As of December 31, 2023, the market-based conditions have not been met.

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

The following table presents the key assumptions used to determine the fair value of the awards:

Expected term (years)	3.00
Expected volatility	49.04%
Expected dividends	—%
Risk-free interest rate	0.27%

RSUs and PSUs Activity

	RSUs and PSUs Outstanding
	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	9,155,680	$36.03
Granted	6,283,841	14.58
Released	(3,637,801)	35.32
Forfeited	(1,735,937)	31.79
Balance at December 31, 2023	10,065,783	$23.63

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2023, 2022, and 2021 was $14.58, $27.68, and $47.95, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2023, 2022, and 2021 was $45.3 million, $74.2 million, and $232.0 million, respectively.

Fair Value of ESPP

Under the ESPP, rights to purchase shares are granted during the second and fourth quarter of each year. We estimate the fair value of each right to purchase shares using the Black-Scholes-Merton option-pricing model, which utilizes the fair value of our common stock based on active market and requires input on the following subjective assumptions:

Expected Term. The expected term for rights to purchase shares is six months.

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

The following table presents the key assumptions used to determine the fair value of rights granted under the ESPP:

	Years Ended December 31,
	2023	2022	2021
Expected term (years)	0.50	0.50	0.50
Expected volatility	55.79%-109.39%	70.37%-78.74%	47.02%-99.96%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.24%-5.41%	1.54%-4.54%	0.04%-0.07%
Weighted-average grant-date fair value per share	$3.62	$8.71	$14.70

ESPP Activity

There were 454,533, 382,392 and 167,890 shares purchased during the years ended December 31, 2023, 2022 and 2021, respectively, at an average price per share of $8.10, $15.61 and $40.35, respectively, with cash proceeds from the issuance of shares of $3.7 million, $6.0 million and $6.8 million, respectively. Share-based compensation expense related to ESPP was $2.5 million, $3.1 million, and $3.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Option Activity

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2022	326,258	$7.02	2.15	$5,954,714
Exercised	(72,049)
Forfeited	(21,882)
Balance at December 31, 2023	232,327	$6.02	1.81	$1,240,014

We did not grant any stock options during the years ended December 31, 2023, 2022, and 2021. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021, was approximately $0.2 million, $1.3 million and $10.7 million, respectively.

Note 14. Income Taxes

We recorded a provision for income taxes of $32.1 million during the year ended December 31, 2023, a benefit from income taxes of $162.7 million during the year ended December 31, 2022 and a provision for income taxes of $7.2 million during the year ended December 31, 2021. The provision for income taxes during the year ended December 31, 2023 was primarily due to federal and state income taxes in the United States largely driven by a shortfall associated with equity compensation. The benefit from income taxes during the year ended December 31, 2022 was primarily due to the release of the valuation allowance on certain U.S. and state deferred tax assets. The provision for income taxes during the year ended December 31, 2021 was primarily due to state and foreign income tax expenses and the withholding taxes related to the sale of our strategic equity investment.

The following table presents our (provision for) benefit from income taxes (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$(2,460)	$(113)	$—
State	(3,064)	(2,172)	(852)
Foreign	(33)	(3,702)	(7,449)
Total current provision for income taxes	(5,557)	(5,987)	(8,301)

Deferred income taxes:
Federal	(26,210)	147,236	(250)
State	(1,634)	19,995	(218)
Foreign	1,269	1,448	1,572
Total deferred benefit from income taxes	(26,575)	168,679	1,104
Total (provision for) benefit from income taxes	$(32,132)	$162,692	$(7,197)

The following table presents our income before (provision for) benefit from income taxes (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$61,152	$123,269	$(6,256)
Foreign	(10,840)	(19,323)	11,995
Total income before (provision for) benefit from income taxes	$50,312	$103,946	$5,739

The following table presents the differences between our (provision for) benefit from income taxes as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate as a percentage of income before (provision for) benefit from income taxes (in percentages):

	Years Ended December 31,
	2023	2022	2021
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	11.6	1.6	(232)
Taxes on foreign earnings	0.7	(1.1)	35.5
Share-based compensation	39.3	15.3	(209.0)
Non-deductible expenses	(2.5)	1.6	1.5
Tax credits	0.8	(0.7)	(28.3)
Change in valuation allowance	4.2	(210.5)	2,954.3
Settlement of Unrecognized Tax Benefits	(8.0)	0.0	0.0
Foreign-Derived Intangible Income	(5.2)	0.0	0.0
Other	2.0	1.3	0.5
Convertible senior notes	0.0	15.0	(2,435.3)
Acquisition related	0.0	0.0	17.2
Total	63.9%	(156.5)%	125.4%

The following table presents a summary of our deferred tax assets (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and reserves	$10,442	$7,990
Share-based compensation	11,200	10,078
Net operating loss and credits carryforwards	92,302	147,465
Convertible senior notes	5,566	16,648
Research and experimental expenditures capitalization	69,362	37,719
Other items	6,133	6,777
Gross deferred tax assets	195,005	226,677
Valuation allowance	(40,162)	(36,122)
Total deferred tax assets	$154,843	$190,555

Deferred tax liabilities:
Property and equipment, textbooks and intangibles assets	$(2,621)	$(14,766)
Other	(13,134)	(10,070)
Total deferred tax liabilities	$(15,755)	$(24,836)

Net deferred tax asset (liability)	$139,088	$165,719

As of December 31, 2023, we have determined our earnings in India are not permanently reinvested. As such, a tax liability of $2.8 million has been accrued for taxes that would be incurred upon repatriation of such earnings. The determination of the future tax consequences of the remittance of these earnings is not practicable. For our remaining foreign subsidiaries, to the extent we can repatriate cash with no significant tax cost, we have determined those earnings are not permanently reinvested. All other earnings have been determined to be permanently reinvested.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. The valuation allowance increased by approximately $4.0 million during the year ended December 31, 2023 and decreased by approximately $202.2 million during the year ended December 31, 2022. Previously, we maintained a valuation allowance against our deferred tax assets until we expected that it would be more-likely-than not that they would be realized. The release of the valuation allowance in 2022 is the result of our expectation that our domestic operations will continue to be profitable and is based on a detailed evaluation of all available evidence. The principal indicator leading to the release is the recent cumulative earnings of U.S. and certain state jurisdictions and the forecasted earnings in these jurisdictions. We continue to maintain a valuation allowance against our California deferred tax assets and our anticipated capital loss temporary differences. We will continue to quarterly assess the need for such valuation allowance.

As of December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of approximately $169 million and $218 million, respectively, which will begin to expire in years beginning 2030 and 2024, respectively. We also had net operating loss carryforwards for United Kingdom income tax purposes of approximately $109 million, which do not expire.

As of December 31, 2023, we had tax credit carryforwards for federal and state income tax purposes of approximately $13.9 million and $17.0 million, respectively. The federal credits expire in various years beginning in 2038. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2023, 2022 and 2021, we recognized a decrease of $0.3 million and an increase of $26 thousand and

$0.1 million of interest and penalties, respectively. As of December 31, 2023, there are no accrued interest and penalties related to uncertain tax positions. As of December 31, 2022, accrued interest and penalties were approximately $0.3 million.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through tax year 2023 remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately seven years from the filing date, depending on the jurisdiction. United Kingdom income tax remains subject to examination by the HM Revenue & Custom for certain tax years due to net operating loss and credits carryforwards.

The following table presents the reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties (in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$16,953	$16,805	$14,654
Increase in tax positions for prior years	—	333	305
Decrease in tax positions for prior years	(131)	(876)	(952)
Decrease in tax positions for prior year settlement	(4,703)	(386)	(22)
Decrease in tax positions for prior years due to statutes lapsing	—	—	(426)
Increase in tax positions for current year	281	1,520	3,309
Change due to translation of foreign currencies	—	(443)	(63)
Ending balance	$12,400	$16,953	$16,805

The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $6.8 million for the year ended December 31, 2023. One or more of these unrecognized tax benefits could be subject to a valuation allowance if, and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 15. Restructuring Charges

In June 2023, we announced a reduction in workforce to better position us to execute against our AI strategy and to create long-term, sustainable value for students and investors. This resulted in a management approved restructuring plan that impacted approximately 90 employees primarily in the United States. During the year ended December 31, 2023, we recorded restructuring charges of $5.7 million related to one-time employee termination benefits, classified on our consolidated statements of operations based on the employees' job function, and made payments of $5.2 million. As of December 31, 2023 the $0.5 million liability is included within accrued liabilities on our consolidated balance sheets. The total cost of the restructuring plan of $5.7 million has been recorded and we expect it to be substantially completed by the end of the first quarter 2024. We expect cost savings from the restructuring plan to be reinvested in future growth opportunities.

Note 16. Consolidated Statements of Operations Details

The following table presents our other income (expense), net (in thousands):

	Years Ended December 31,
	2023	2022	2021
Gain/(loss) on early extinguishment of debt(1)	$85,926	$93,519	$(78,152)
Interest income	37,411	12,431	6,700
Realized loss on sale of investments(2)	(2,106)	(9,675)	(178)
Foreign currency impact on purchase consideration	—	4,628	—
Loss on change in fair value of derivative instruments, net	—	—	(7,148)
Gain on sale of strategic equity investments	—	—	12,496
Other	579	126	810
Total other income (expense), net	$121,810	$101,029	$(65,472)
_____________________________________________________
(1) For further information, see Note 8, “Convertible Senior Notes.”
(2) For further information, see Note 5, “Cash and Cash Equivalents, and Investments and Fair Value Measurements.”

Note 17. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary and participants may contribute, on a pretax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2023, 2022, and 2021, matching contributions totaled approximately $4.9 million, $4.4 million and $2.6 million, respectively.
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

The following table presents our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands):

	Years Ended December 31,
	2023	2022	2021
Subscription Services	$640,520	$671,968	$616,817
Skills and Other	75,775	94,929	159,448
Total net revenues	$716,295	$766,897	$776,265
The following table presents our total net revenues by geographic area (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$616,359	$651,469	$690,013
International	99,936	115,428	86,252
Total net revenues	$716,295	$766,897	$776,265

The following table presents our long-lived assets by geographic area of December 31, 2023 (in thousands):

December 31, 2023
United States	$186,142
International	22,060
Total long-lived assets	$208,202

As of December 31, 2022, substantially all of our long-lived assets were located in the United States.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

(b)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2023, 2022, and 2021
	Balance at Beginning of Year	Provision for Bad Debts	Net Write-offs	Balance at End of Year
Accounts receivable allowance
2023	$394	$58	$(76)	$376
2022	153	387	(146)	394
2021	153	57	(57)	153

	Years Ended December 31, 2023, 2022, and 2021
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund reserve
2023	$1,499	$9,724	$(9,685)	$1,538
2022	1,392	21,129	(21,022)	1,499
2021	1,515	58,553	(58,676)	1,392

All other financial statement schedules are omitted because they are not applicable, or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	3/21/23	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36180	2/20/20	4.04
4.03	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1

4.04	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association	8-K	001-36180	08/24/20	4.1
10.01*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.02*	2023 Equity Incentive Plan, and forms of agreements thereunder	8-K	001-36180	6/7/23	10.1
10.03*	Amended And Restated Chegg, Inc. 2013 Employee Stock Purchase Plan	8-K	001-36180	6/7/23	10.2
10.04*	2023 Equity Inducement Plan, and forms of agreements thereunder	S-8	001-36180	10/11/23	99.1
10.05*	Offer Letter between Dan Rosensweig and Chegg, Inc., dated December 3, 2009	S-1	333-190616	08/14/13	10.06
10.06*	Amendment to Offer Letter between Dan Rosensweig and Chegg, Inc., dated November 29, 2012	S-1	333-190616	08/14/13	10.07
10.07*	Offer Letter between Andy Brown and Chegg, Inc., dated September 2, 2011	10-K	001-36180	3/6/14	10.07
10.08*	Amendment to Offer Letter between Andy Brown and Chegg, Inc., dated November 29, 2012	10-K	001-36180	3/6/14	10.08
10.09*	Offer Letter between Nathan Schultz and Chegg, Inc., dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.10*	Offer Letter between John Fillmore and Chegg, Inc., dated May 10, 2013	10-K	001-36180	2/20/20	10.14
10.11*	Offer Letter between Esther Lem and Chegg, Inc. dated December 9, 2010	10-K	001-36180	02/22/22	10.10
10.12	Offer Letter between David Longo and Chegg, Inc. dated December 1, 2021					X
10.13	Promotion Letter between David Longo and Chegg, Inc. dated February 16, 2024					X
10.14*	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.15	Form of Base Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	3/26/19	99.1
10.16	Form of Additional Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	4/5/19	99.1
10.17	Form of Base Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.1
10.18	Form of Additional Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.2
10.19	Form of Exchange Agreement (2026 notes)	8-K	001-36180	8/29/22	99.01
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Andrew Brown, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Chegg, Inc. Compensation Recovery Policy	X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)	X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
February 20, 2024	By:	/S/ DAN ROSENSWEIG
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	President, Chief Executive Officer and Co-Chairperson	February 20, 2024
Dan Rosensweig	(Principal Executive Officer)

/S/ ANDREW BROWN	Chief Financial Officer	February 20, 2024
Andrew Brown	(Principal Financial Officer)

/S/ DAVID LONGO	Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer	February 20, 2024
David Longo	(Principal Accounting Officer)

/S/ SARAH BOND	Director	February 20, 2024
Sarah Bond

/S/ RENEE BUDIG	Director	February 20, 2024
Renee Budig

/S/ PAUL LEBLANC	Director	February 20, 2024
Paul LeBlanc

/S/ MARNE LEVINE	Director	February 20, 2024
Marne Levine

/S/ MARCELA MARTIN	Director	February 20, 2024
Marcela Martin

/S/ RICHARD SARNOFF	Director and Co-Chairperson	February 20, 2024
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 20, 2024
Ted Schlein

/S/ MELANIE WHELAN	Director	February 20, 2024
Melanie Whelan

/S/ JOHN YORK	Director	February 20, 2024
John York