Form 10-Q
period 2024-03-31
CHEGG, INC
filed 2024-04-29
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of April 22, 2024, the Registrant had 102,217,351 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, EasyBib, the Chegg “C” logo, and Busuu are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plan to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$143,747	$135,757
Short-term investments	247,013	194,257
Accounts receivable, net of allowance of $290 and $376 at March 31, 2024 and December 31, 2023, respectively	24,741	31,404
Prepaid expenses	20,429	20,980
Other current assets	30,010	32,437
Total current assets	465,940	414,835
Long-term investments	221,665	249,547
Property and equipment, net	188,430	183,073
Goodwill	628,784	631,995
Intangible assets, net	48,143	52,430
Right of use assets	23,521	25,130
Deferred tax assets	140,200	141,843
Other assets	15,961	28,382
Total assets	$1,732,644	$1,727,235
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$20,119	$28,184
Deferred revenue	54,056	55,336
Accrued liabilities	73,555	77,863
Current portion of convertible senior notes, net	357,458	357,079
Total current liabilities	505,188	518,462
Long-term liabilities
Convertible senior notes, net	242,919	242,758
Long-term operating lease liabilities	16,460	18,063
Other long-term liabilities	4,603	3,334
Total long-term liabilities	263,982	264,155
Total liabilities	769,170	782,617
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 101,569,933 and 102,823,700 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	102	103
Additional paid-in capital	1,057,837	1,031,627
Accumulated other comprehensive loss	(40,672)	(34,739)
Accumulated deficit	(53,793)	(52,373)
Total stockholders' equity	963,474	944,618
Total liabilities and stockholders' equity	$1,732,644	$1,727,235
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$174,350	$187,601
Cost of revenues	46,497	49,150
Gross profit	127,853	138,451
Operating expenses:
Research and development	44,435	46,907
Sales and marketing	30,375	37,017
General and administrative	55,534	58,973
Total operating expenses	130,344	142,897
Loss from operations	(2,491)	(4,446)
Interest expense, net and other income, net:
Interest expense, net	(650)	(1,268)
Other income, net	10,780	12,076
Total interest expense, net and other income, net	10,130	10,808
Income before provision for income taxes	7,639	6,362
Provision for income taxes	(9,059)	(4,176)
Net (loss) income	$(1,420)	$2,186
Net (loss) income per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted average shares used to compute net (loss) income per share
Basic	102,343	123,710
Diluted	102,343	124,304
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,420)	$2,186
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments	(1,970)	3,812
Change in foreign currency translation adjustments	(3,963)	8,338
Other comprehensive (loss) income	(5,933)	12,150
Total comprehensive (loss) income	$(7,353)	$14,336
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
Repurchases of common stock	(2,116)	(2)	(112)	—	—	(114)
Net share settlement of equity awards	862	1	(4,294)	—	—	(4,293)
Share-based compensation expense	—	—	30,616	—	—	30,616
Other comprehensive loss	—	—	—	(5,933)	—	(5,933)
Net loss	—	—	—	—	(1,420)	(1,420)
Balances at March 31, 2024	101,570	$102	$1,057,837	$(40,672)	$(53,793)	$963,474

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(7,600)	(7)	(151,304)	—	—	(151,311)
Issuance of common stock upon exercise of stock options	18	—	144	—	—	144
Net share settlement of equity awards	736	1	(7,736)	—	—	(7,735)
Share-based compensation expense	—	—	34,736	—	—	34,736
Other comprehensive income	—	—	—	12,150	—	12,150
Net income	—	—	—	—	2,186	2,186
Balances at March 31, 2023	119,628	$120	$1,120,344	$(45,338)	$(68,367)	$1,006,759
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,420)	$2,186
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	29,289	33,746
Depreciation and amortization expense	19,687	25,543
Deferred income taxes	2,877	3,441
Operating lease expense, net	1,567	1,496
Amortization of debt issuance costs	541	1,057
Loss from write-off of property and equipment	478	120
Other non-cash items	(31)	(5)
Change in assets and liabilities:
Accounts receivable	6,705	1,578
Prepaid expenses and other current assets	3,583	8,485
Other assets	(1,270)	2,803
Accounts payable	(6,589)	(336)
Deferred revenue	(1,159)	2,012
Accrued liabilities	640	(2,569)
Other liabilities	(1,580)	(6,397)
Net cash provided by operating activities	53,318	73,160
Cash flows from investing activities
Purchases of property and equipment	(28,017)	(17,166)
Purchases of investments	(79,028)	(497,372)
Maturities of investments	50,731	407,759
Proceeds from sale of strategic equity investment	15,500	—
Net cash used in investing activities	(40,814)	(106,779)
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	—	145
Payment of taxes related to the net share settlement of equity awards	(4,294)	(7,736)
Repurchase of common stock	—	(151,311)
Net cash used in financing activities	(4,294)	(158,902)
Effect of exchange rate changes	(226)	187
Net increase (decrease) in cash, cash equivalents and restricted cash	7,984	(192,334)
Cash, cash equivalents and restricted cash, beginning of period	137,976	475,854
Cash, cash equivalents and restricted cash, end of period	$145,960	$283,520

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow data:
Cash paid during the period for:
Interest	$224	$437
Income taxes, net of refunds	$641	$2,017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,216	$2,866
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$12,407
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$6,302	$3,941

	March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$143,747	$281,302
Restricted cash included in other current assets	224	63
Restricted cash included in other assets	1,989	2,155
Total cash, cash equivalents and restricted cash	$145,960	$283,520
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2024 and our results of operations, results of comprehensive (loss) income, stockholders' equity and cash flows for the three months ended March 31, 2024 and 2023. Our results of operations, results of comprehensive (loss) income, stockholders' equity, and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

We have a single operating and reportable segment and operating unit structure. The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report on Form 10-K) filed with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the three months ended March 31, 2024 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We did not early adopt ASU 2024-02 and do not believe it will have a significant impact on our financial statements, however, we are currently in the process of evaluating the impact.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended March 31, 2024 that had a material impact on our financial statements.

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

The following table presents our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Subscription Services	$154,051	$168,440	$(14,389)	(9)%
Skills and Other	20,299	19,161	1,138	6
Total net revenues	$174,350	$187,601	$(13,251)	(7)

During the three months ended March 31, 2024 and 2023, we recognized revenues of $37.5 million and $39.1 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2024	December 31, 2023	$	%
Accounts receivable, net	$24,741	$31,404	$(6,663)	(21)%
Contract assets	7,973	8,598	(625)	(7)
Deferred revenue	54,056	55,336	(1,280)	(2)

During the three months ended March 31, 2024 our accounts receivable, net balance decreased by $6.7 million, or 21%, primarily due to timing of billings and seasonality of our business. During the three months ended March 31, 2024, our contract assets balance decreased by $0.6 million, or 7%, primarily due to cash collections from our Chegg Skills service. During the three months ended March 31, 2024, our deferred revenue balance decreased by $1.3 million, or 2%, primarily due to timing of bookings and seasonality of our business.

Note 3. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic
Numerator:
Net (loss) income	$(1,420)	$2,186
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	102,343	123,710

Net (loss) income per share, basic	$(0.01)	$0.02

Diluted
Numerator:
Net (loss) income	$(1,420)	$2,186
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	102,343	123,710
Shares related to stock plan activity	—	594
Weighted average shares used to compute net (loss) income per share, diluted	102,343	124,304

Net (loss) income per share, diluted	$(0.01)	$0.02

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares related to stock plan activity	6,992	6,283
Shares related to convertible senior notes	9,234	18,226
Total common stock equivalents	16,226	24,509

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$46,996	$—	$—	$46,996
Money market funds	Level 1	96,751	—	—	96,751
Total cash and cash equivalents		$143,747	$—	$—	$143,747
Short-term investments:
Corporate debt securities	Level 2	$117,099	$—	$(425)	$116,674
U.S. treasury securities	Level 1	66,670	—	(357)	66,313
Agency bonds	Level 2	64,207	—	(181)	64,026
Total short-term investments		$247,976	$—	$(963)	$247,013
Long-term investments:
Corporate debt securities	Level 2	$169,302	$287	$(631)	$168,958
U.S. treasury securities	Level 1	53,107	—	(400)	52,707
Total long-term investments		$222,409	$287	$(1,031)	$221,665

	December 31, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$45,050	$—	$—	$45,050
Money market funds	Level 1	90,707	—	—	90,707
Total cash and cash equivalents		$135,757	$—	$—	$135,757
Short-term investments:
Corporate debt securities	Level 2	69,548	—	(170)	69,378
U.S. treasury securities	Level 1	25,734	—	(114)	25,620
Agency bonds	Level 2	99,505	—	(246)	99,259
Total short-term investments		$194,787	$—	$(530)	$194,257
Long-term investments:
Corporate debt securities	Level 2	$191,467	$898	$(213)	$192,152
U.S. treasury securities	Level 1	57,287	165	(57)	57,395
Total long-term investments		$248,754	$1,063	$(270)	$249,547

As of March 31, 2024, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three months ended March 31, 2024 and 2023, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of March 31, 2024 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$247,976	$247,013
Due after one year through three years	222,409	221,665
Investments not due at a single maturity date	96,751	96,751
Total	$567,136	$565,429

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In May 2023, we entered into a $15.0 million commitment to invest in Sound Ventures AI Fund, L.P. (Sound Ventures), a limited partnership that invests in artificial intelligence companies, for an approximate 6% ownership. We accounted for our investment under the equity method of accounting. As of December 31, 2023, the carrying amount of our investment was $11.7 million. On January 1, 2024, we sold our investment for a total cash consideration of $15.5 million, resulting in a gain of $3.8 million. The cash payment received was included within cash flows from investing activities on our condensed consolidated statements of cash flows and the gain was included within other income, net on our condensed consolidated statements of operations.

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment charges during the three months ended March 31, 2024 and 2023, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three months ended March 31, 2024 and 2023.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes (defined below). The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of March 31, 2024 and December 31, 2023 was $205.4 million and $202.9 million, respectively. The estimated fair value of the 2025 notes as of March 31, 2024 and December 31, 2023 was $337.8 million and $329.5 million, respectively. For further information on the notes, refer to Note 5, “Convertible Senior Notes.”

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

Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. During the three months ended March 31, 2024, the circumstances allowing holders of the 2026 notes and 2025 notes to convert were not met.

On or after June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the circumstances. As of March 31, 2024, the 2025 notes were classified as a current liability on our condensed consolidated balance sheets as they will be convertible at the option of the holder at any time beginning December 15, 2024 and will mature on March 15, 2025, both of which are within the next twelve months.

The following table presents the net carrying amount of the notes (in thousands):

	March 31, 2024		December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$244,479	$358,914	$244,479	$358,914
Unamortized issuance costs	(1,560)	(1,456)	(1,721)	(1,835)
Net carrying amount	$242,919	$357,458	$242,758	$357,079

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2024	2023
2026 notes:
Contractual interest expense	$—	$—
Amortization of issuance costs	161	325
Total 2026 notes interest expense	$161	$325
2025 notes:
Contractual interest expense	$109	$216
Amortization of issuance costs	380	732
Total 2025 notes interest expense	$489	$948

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of March 31, 2024, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. The Company is not at fault, however is pursuing a settlement agreement with JPMC. As of March 31, 2024, we believe a loss is probable and reasonably estimable, and we have previously recognized an estimated loss contingency accrual of $7.0 million within general and administrative expense on our consolidated statements in 2023.

On November 9, 2022, Plaintiff Joshua Keller, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of California (Case No. 22-cv-06986) on behalf of individuals whose data was allegedly impacted by past data breaches. On August 15, 2023, the Company received an order granting its motion to compel arbitration, and the case was stayed and administratively closed pending the conclusion of arbitration. The parties have since resolved this matter, and the related settlement amount did not have a significant impact on our financial statements.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint and seeks unspecified compensatory damages, costs, and expenses, including counsel and expert fees. The Company has filed a motion to dismiss the case, which was denied by the Court. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order ("Final Order") requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multi factor authentication to secure their accounts, and allow users to request access to and delete their data. No monetary penalties or fines were included in the Final Order. We continue to work with the FTC on the implementation of and compliance with the Final Order.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of March 31, 2024.

Note 8. Stockholders' Equity

Share Repurchases

During the three months ended March 31, 2024, we repurchased 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

During the year ended December 31, 2023, we repurchased a total of 26,505,979 shares of our common stock, which included the initial delivery of 13,498,313 shares from our November 2023 ASR, 3,433,157 shares from open market transactions in June 2023, and the total delivery of 9,574,509 shares from our February 2023 ASR, which were retired immediately.

Securities Repurchase Program

In August 2023, our board of directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2024, we had no cash repurchases of our common stock or notes. As of March 31, 2024, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$513	$527
Research and development	9,209	10,914
Sales and marketing	2,140	2,499
General and administrative	17,427	19,806
Total share-based compensation expense	$29,289	$33,746

During the three months ended March 31, 2024 and 2023, we capitalized share-based compensation expense of $1.3 million and $1.0 million, respectively. As of March 31, 2024, total unrecognized share-based compensation expense was approximately $113.1 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.8 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	10,065,783	$23.63
Granted	225,385	9.50
Released	(1,361,503)	25.19
Forfeited	(853,434)	35.90
Balance at March 31, 2024	8,076,231	21.67

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

Our long-term strategy is centered upon our ability to utilize our Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. As AI technologies continue to advance, we are taking advantage of the increased opportunities by leveraging new tools to better serve our students. We realigned our investments and resources around AI in 2023, and have redesigned our user experience, developed our own large language models, launched automated solutions and built proprietary algorithms to optimize the quality and accuracy of our content to build our personalized learning assistant. We remain focused on rolling out enhancements and features that will deliver an even richer personalized learning assistant. We believe the investments we have made will allow us to maintain strong operating margins and cash flows and enable us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail in Part II, Item 1A, “Risk Factors.”

During the three months ended March 31, 2024 and 2023, we generated net revenues of $174.4 million and $187.6 million, respectively.

We have presented revenues for our two product lines, Subscription Services and Skills and Other, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Subscription Services” and “Skills and Other.”

Subscription Services

Our Subscription Services can be accessed internationally through our websites and on mobile devices and include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu and students typically pay to access our Subscription Services on a monthly basis. Revenues from our Subscription Services are primarily recognized ratably over the monthly subscription period whereas the number of subscribers are determined as those who have paid to access our services at any time during the period. Changes in revenues are primarily related to changes in subscribers however they may not necessarily coincide as a result of timing. Our Chegg Study subscription service provides access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math subscription service, including Mathway, helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math services. Subscribers to Busuu have access to a premium language learning platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a huge community of members to practice alongside.

In the aggregate, Subscription Services revenues were 88% and 90% of net revenues during the three months ended March 31, 2024 and 2023, respectively.

Skills and Other

Our Skills and Other product line includes revenues from Skills, advertising services, print textbooks and eTextbooks. Our skills-based learning platform offers professional courses focused on the latest technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. We also provide a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

In the aggregate, Skills and Other revenues were 12% and 10% during the three months ended March 31, 2024 and 2023, respectively.

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

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2024		2023
Net revenues	$174,350	100%	$187,601	100%
Cost of revenues(1)	46,497	27	49,150	26
Gross profit	127,853	73	138,451	74
Operating expenses:
Research and development(1)	44,435	26	46,907	25
Sales and marketing(1)	30,375	17	37,017	20
General and administrative(1)	55,534	32	58,973	31
Total operating expenses	130,344	75	142,897	76
Loss from operations	(2,491)	(2)	(4,446)	(2)
Total interest expense, net and other income, net	10,130	6	10,808	5
Income before provision for income taxes	7,639	4	6,362	3
Provision for income taxes	(9,059)	(5)	(4,176)	(2)
Net (loss) income	$(1,420)	(1)%	$2,186	1%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$513		$527
Research and development	9,209		10,914
Sales and marketing	2,140		2,499
General and administrative	17,427		19,806
Total share-based compensation expense	$29,289		$33,746

Three Months Ended March 31, 2024 and 2023

Net Revenues

The following table presents our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Subscription Services	$154,051	$168,440	$(14,389)	(9)%
Skills and Other	20,299	19,161	1,138	6
Total net revenues	$174,350	$187,601	$(13,251)	(7)

Subscription Services revenues decreased $14.4 million, or 9%, during the three months ended March 31, 2024 compared to the same period in 2023, which was primarily due to an 8% decrease in subscribers who have paid to access our services. Skills and Other revenues increased $1.1 million, or 6%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to pricing increases in our programmatic advertising services as well as our Chegg Skills offering.

Cost of Revenues

The following table presents our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Cost of revenues(1)	$46,497	$49,150	$(2,653)	(5)%

(1) Includes share-based compensation expense of:	$513	$527	$(14)	(3)%

Cost of revenues decreased $2.7 million, or 5%, during the three months ended March 31, 2024, compared to the same period in 2023, which was primarily due to lower depreciation and amortization expense. Gross margins decreased to 73% during the three months ended March 31, 2024, from 74% during the same period in 2023.

Operating Expenses

The following table presents our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Research and development(1)	$44,435	$46,907	$(2,472)	(5)%
Sales and marketing(1)	30,375	37,017	(6,642)	(18)
General and administrative(1)	55,534	58,973	(3,439)	(6)
Total operating expenses	$130,344	$142,897	$(12,553)	(9)

(1) Includes share-based compensation expense of:
Research and development	$9,209	$10,914	$(1,705)	(16)%
Sales and marketing	2,140	2,499	(359)	(14)
General and administrative	17,427	19,806	(2,379)	(12)
Share-based compensation expense	$28,776	$33,219	$(4,443)	(13)

Research and Development

Research and development expenses decreased $2.5 million, or 5%, during the three months ended March 31, 2024 compared to the same period in 2023, which was primarily due to lower employee-related expenses, including share-based compensation expense. Research and development expenses as a percentage of net revenues were 26% during the three months ended March 31, 2024 compared to 25% during the same period in 2023.

Sales and Marketing

Sales and marketing expenses decreased by $6.6 million, or 18%, during the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower depreciation and amortization expense of $2.9 million, lower paid marketing expenses of $2.3 million, and lower employee-related expenses, including share-based compensation expense, of $1.1 million. Sales and marketing expenses as a percentage of net revenues were 17% during the three months ended March 31, 2024 compared to 20% during the same period in 2023.

General and Administrative

General and administrative expenses decreased $3.4 million, or 6%, during the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, including share-based compensation expense, of $4.3 million, partially offset by higher professional fees of $1.2 million. General and administrative expenses as a percentage of net revenues were 32% during the three months ended March 31, 2024 compared to 31% during the same period in 2023.

Interest Expense and Other Income, Net

The following table presents our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Interest expense, net	$(650)	$(1,268)	$618	(49)%
Other income, net	10,780	12,076	(1,296)	(11)
Total interest expense, net and other income, net	$10,130	$10,808	$(678)	(6)

Interest expense, net decreased $0.6 million, or 49%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to the partial early extinguishments of our convertible senior notes in 2023.

Other income, net decreased $1.3 million, or 11%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a decrease in interest income of $4.3 million, partially offset by the gain on the sale of our strategic equity investment in Sound Ventures of $3.8 million.

Provision for income taxes

The following table presents our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Provision for income taxes	$(9,059)	$(4,176)	$(4,883)	117%

Provision for income taxes increased $4.9 million, or 117%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to the absence of the benefit of releasing uncertain tax positions in India in 2023 and a lower tax deduction associated with share-based compensation expense, partially offset by a decrease in federal and state income taxes in the United States.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	March 31, 2024	December 31, 2023	$	%
Cash, cash equivalents and short-term and long-term investments	$612,425	$579,561	$32,864	6%
Convertible senior notes, net(1)	600,377	599,837	540	0
______________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments increased $32.9 million during the three months ended March 31, 2024 primarily due to the net cash provided by operating activities of $53.3 million, partially offset by the purchases of property and equipment of $28.0 million. Convertible senior notes, net increased $0.5 million during the three months ended March 31, 2024 primarily due to amortization of issuance costs.

As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and investments totaling $612.4 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of March 31, 2024, we have incurred cumulative losses of $53.8 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. We plan to repatriate a portion of the earnings from our subsidiary in India and therefore accrued $4.0 million of tax expense related to such future distributions as of March 31, 2024. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net cash provided by operating activities	$53,318	$73,160	$(19,842)	(27)%
Net cash used in investing activities	(40,814)	(106,779)	65,965	(62)%
Net cash used in financing activities	(4,294)	(158,902)	154,608	(97)%

Net cash provided by operating activities decreased $19.8 million, or 27%, during the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily driven by lower net (loss) income of $3.6 million and a decrease in non-cash adjustments of $11.0 million which was primarily related to lower depreciation and amortization expense and lower share-based compensation expense.

Net cash used in investing activities decreased $66.0 million, or 62%, during the three months ended March 31, 2024 compared to the same period in 2023 and was primarily related to lower purchases of investments of $418.3 million and proceeds from the sale of our strategic investment of $15.5 million, partially offset by lower proceeds from the maturities of our investments of $357.0 million and higher purchases of property and equipment of $10.9 million.

Net cash used in financing activities decreased $154.6 million, or 97%, during the three months ended March 31, 2024 compared to the same period in 2023 and was primarily related to the absence of repurchases of our common stock.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2024, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be subject to certain legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and general contract or other claims. We may also, from time to time, be subject to various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. See Note 6, “Commitments and Contingencies,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for more information on our legal proceedings.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended March 31, 2024.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table presents the securities repurchase activity during the three months ended March 31, 2024 (in thousands, except average price paid per security and total number of securities repurchased):

Period	Total Number of Securities Repurchased	Average Price Paid Per Security	Total Number of Securities Purchased Pursuant to Publicly Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly Announced Plan
As of December 31, 2023	—	$—	—	$—	$3,665
January 1 - January 31	—	—	—	—	3,665
February 1 - February 29(1)	2,115,952	9.61	2,115,952	—	3,665
March 1 - March 31	—	—	—	—	3,665
(1) The 2,115,952 shares of our common stock relate to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement. The total dollar amount purchased pursuant to a publicly-announced plan is zero as we made an upfront payment of $150.0 million in November 2023.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01*	Executive Chairman Agreement between Dan Rosensweig and Chegg, Inc. dated April 24, 2024					X
10.02*	Employment Agreement between Nathan Schultz and Chegg, Inc. dated April 24, 2024					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Co-Chairperson, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
April 29, 2024	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)