Form 10-Q
period 2024-06-30
CHEGG, INC
filed 2024-08-05
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of July 29, 2024, the Registrant had 103,669,879 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$133,068	$135,757
Short-term investments	212,396	194,257
Accounts receivable, net of allowance of $183 and $376 at June 30, 2024 and December 31, 2023, respectively	20,964	31,404
Prepaid expenses	30,841	20,980
Other current assets	36,279	32,437
Total current assets	433,548	414,835
Long-term investments	259,925	249,547
Property and equipment, net	179,278	183,073
Goodwill	189,769	631,995
Intangible assets, net	12,848	52,430
Right of use assets	21,508	25,130
Deferred tax assets	2,287	141,843
Other assets	15,167	28,382
Total assets	$1,114,330	$1,727,235
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,424	$28,184
Deferred revenue	45,023	55,336
Accrued liabilities	68,001	77,863
Current portion of convertible senior notes, net	357,838	357,079
Total current liabilities	485,286	518,462
Long-term liabilities
Convertible senior notes, net	243,079	242,758
Long-term operating lease liabilities	15,595	18,063
Other long-term liabilities	4,870	3,334
Total long-term liabilities	263,544	264,155
Total liabilities	748,830	782,617
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 103,360,633 and 102,823,700 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	103	103
Additional paid-in capital	1,075,989	1,031,627
Accumulated other comprehensive loss	(39,915)	(34,739)
Accumulated deficit	(670,677)	(52,373)
Total stockholders' equity	365,500	944,618
Total liabilities and stockholders' equity	$1,114,330	$1,727,235
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$163,147	$182,853	$337,497	$370,454
Cost of revenues	45,411	47,412	91,908	96,562
Gross profit	117,736	135,441	245,589	273,892
Operating expenses:
Research and development	43,651	52,872	88,086	99,779
Sales and marketing	23,545	30,956	53,920	67,973
General and administrative	54,016	70,309	109,550	129,282
Impairment expense	481,531	—	481,531	—
Total operating expenses	602,743	154,137	733,087	297,034
Loss from operations	(485,007)	(18,696)	(487,498)	(23,142)
Interest expense, net and other income, net:
Interest expense, net	(651)	(1,114)	(1,301)	(2,382)
Other income, net	7,119	64,103	17,899	76,179
Total interest expense, net and other income, net	6,468	62,989	16,598	73,797
(Loss) income before provision for income taxes	(478,539)	44,293	(470,900)	50,655
Provision for income taxes	(138,345)	(19,681)	(147,404)	(23,857)
Net (loss) income	$(616,884)	$24,612	$(618,304)	$26,798
Net (loss) income per share
Basic	$(6.01)	$0.21	$(6.03)	$0.22
Diluted	$(6.01)	$(0.11)	$(6.03)	$(0.08)
Weighted average shares used to compute net (loss) income per share
Basic	102,604	117,977	102,474	120,828
Diluted	102,604	132,944	102,474	137,416
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(616,884)	$24,612	$(618,304)	$26,798
Other comprehensive income (loss)
Change in net unrealized loss on investments	(119)	(4,420)	(2,089)	(608)
Change in foreign currency translation adjustments	876	6,579	(3,087)	14,917
Other comprehensive income (loss)	757	2,159	(5,176)	14,309
Total comprehensive (loss) income	$(616,127)	$26,771	$(623,480)	$41,107
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2024	101,570	$102	$1,057,837	$(40,672)	$(53,793)	$963,474
Issuance of common stock upon issuance of ESPP	557	—	2,188	—	—	2,188
Net share settlement of equity awards	1,234	1	(3,531)	—	—	(3,530)
Share-based compensation expense	—	—	19,495	—	—	19,495
Other comprehensive income	—	—	—	757	—	757
Net loss	—	—	—	—	(616,884)	(616,884)
Balances at June 30, 2024	103,361	$103	$1,075,989	$(39,915)	$(670,677)	$365,500

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2023	119,628	$120	$1,120,344	$(45,338)	$(68,367)	$1,006,759
Repurchases of common stock	(5,408)	(6)	(35,051)	—	—	(35,057)
Issuance of common stock upon exercise of stock options and ESPP	358	—	2,935	—	—	2,935
Net share settlement of equity awards	600	1	(3,332)	—	—	(3,331)
Share-based compensation expense	—	—	36,627	—	—	36,627
Proceeds from capped call related to extinguishment of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	2,159	—	2,159
Net income	—	—	—	—	24,612	24,612
Balances at June 30, 2023	115,178	$115	$1,121,820	$(43,179)	$(43,755)	$1,035,001
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
Repurchases of common stock	(2,116)	(2)	(112)	—	—	(114)
Issuance of common stock upon issuance of ESPP	557	—	2,188	—	—	2,188
Net share settlement of equity awards	2,096	2	(7,825)	—	—	(7,823)
Share-based compensation expense	—	—	50,111	—	—	50,111
Other comprehensive loss	—	—	—	(5,176)	—	(5,176)
Net loss	—	—	—	—	(618,304)	(618,304)
Balances at June 30, 2024	103,361	$103	$1,075,989	$(39,915)	$(670,677)	$365,500

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(13,008)	(13)	(186,355)	—	—	(186,368)
Issuance of common stock upon exercise of stock options and ESPP	376	—	3,079	—	—	3,079
Net share settlement of equity awards	1,336	2	(11,068)	—	—	(11,066)
Share-based compensation expense	—	—	71,363	—	—	71,363
Proceeds from capped call related to extinguishment of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	14,309	—	14,309
Net income	—	—	—	—	26,798	26,798
Balances at June 30, 2023	115,178	$115	$1,121,820	$(43,179)	$(43,755)	$1,035,001
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(618,304)	$26,798
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	47,336	69,666
Depreciation and amortization expense	39,393	52,027
Deferred income taxes	141,032	20,142
Operating lease expense, net	3,141	3,009
Amortization of debt issuance costs	1,081	1,988
Loss from write-off of property and equipment	1,657	450
Impairment expense	481,531	—
Gain on early extinguishment of debt	—	(53,777)
Loss contingency	—	7,000
Impairment on lease related assets	2,189	—
Other non-cash items	82	(1,083)
Change in assets and liabilities:
Accounts receivable	10,561	3,081
Prepaid expenses and other current assets	(12,173)	15,082
Other assets	(773)	5,470
Accounts payable	(12,045)	(671)
Deferred revenue	(10,226)	(3,634)
Accrued liabilities	(4,057)	(1,436)
Other liabilities	(2,880)	(8,205)
Net cash provided by operating activities	67,545	135,907
Cash flows from investing activities
Purchases of property and equipment	(45,817)	(33,864)
Proceeds from disposition of textbooks	—	9,787
Purchases of investments	(123,669)	(552,409)
Maturities of investments	89,890	476,862
Proceeds from sale of investments	—	238,681
Proceeds from sale of strategic equity investment	15,500	—
Purchase of strategic equity investment	—	(9,604)
Net cash (used in) provided by investing activities	(64,096)	129,453
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	2,190	3,081
Payment of taxes related to the net share settlement of equity awards	(7,825)	(11,068)
Repurchase of common stock	—	(186,368)
Repayment of convertible senior notes	—	(369,761)
Proceeds from exercise of convertible senior notes capped call	—	297
Net cash used in financing activities	(5,635)	(563,819)
Effect of exchange rate changes	(305)	197
Net decrease in cash, cash equivalents and restricted cash	(2,491)	(298,262)
Cash, cash equivalents and restricted cash, beginning of period	137,976	475,854
Cash, cash equivalents and restricted cash, end of period	$135,485	$177,592

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow data:
Cash paid during the period for:
Interest	$224	$517
Income taxes, net of refunds	$2,729	$6,171
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,346	$4,909
Right of use assets obtained in exchange for lease obligations:
Operating leases	$663	$12,407
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,016	$4,518

	June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$133,068	$175,368
Restricted cash included in other current assets	540	60
Restricted cash included in other assets	1,877	2,164
Total cash, cash equivalents and restricted cash	$135,485	$177,592
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students AI-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who ensure quality. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2024, our results of operations, results of comprehensive (loss) income and stockholders' equity for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. Our results of operations, results of comprehensive (loss) income, stockholders' equity, and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Aside from the addition of impairment expense as a component within our operating expenses on our condensed consolidated statements of operations, there have been no other changes to the components on our consolidated statements of operations described in our Annual Report on Form 10-K.

Components of Results of Operations

Operating Expenses

Impairment Expense

Our impairment expense consists of impairments of goodwill, intangible assets, and property and equipment, net that were recorded during the three months and six months ended June 30, 2024. For further information, see “Note 5, Property and Equipment, Net” and “Note 6, Goodwill and Intangible Assets.” The following table presents our impairment expense (in thousands):

Impairment expense
Goodwill	$439,683
Intangible assets	31,862
Property and equipment, net	9,986
Total impairment expense	$481,531

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the six months ended June 30, 2024 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassification of Prior Period Presentation

In order to confirm with current period presentation, $5.7 million of restructuring charges during the six months ended June 30, 2023 has been reclassified to changes in accrued liabilities on our condensed consolidated statements of cash flows. This change in presentation does not affect previously reported results.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We did not early adopt ASU 2024-02 and do not believe it will have a significant impact on our financial statements, however, we are currently in the process of evaluating the impact.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid that meet a quantitative threshold. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We did not early adopt ASU 2023-09 and we are currently in the process of evaluating the impact of this guidance.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the six months ended June 30, 2024 that had a material impact on our financial statements.

Note 2. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenues are recognized over time as services are performed, with certain revenues being recognized at a point in time.

The following tables present our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Subscription Services	$146,813	$165,855	$(19,042)	(11)%
Skills and Other	16,334	16,998	(664)	(4)
Total net revenues	$163,147	$182,853	$(19,706)	(11)

	Six Months Ended June 30,		Change
	2024	2023	$	%
Subscription Services	$300,864	$334,295	$(33,431)	(10)%
Skills and Other	36,633	36,159	474	1
Total net revenues	$337,497	$370,454	$(32,957)	(9)

During the three and six months ended June 30, 2024, we recognized revenues of $38.9 million and $47.1 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and six months ended June 30, 2023, we recognized revenues of $41.1 million and $47.9 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2024	December 31, 2023	$	%
Accounts receivable, net	$20,964	$31,404	$(10,440)	(33)%
Contract assets	7,674	8,598	(924)	(11)
Deferred revenue	45,023	55,336	(10,313)	(19)

During the six months ended June 30, 2024 our accounts receivable, net balance decreased by $10.4 million, or 33%, primarily due to lower bookings from Chegg Skills and seasonality of our business. During the six months ended June 30, 2024, our contract assets balance decreased by $0.9 million, or 11%, primarily due to cash collections from our Chegg Skills service. During the six months ended June 30, 2024, our deferred revenue balance decreased by $10.3 million, or 19%, primarily due to lower bookings from Chegg Skills and seasonality of our business.

Note 3. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Numerator:
Net (loss) income	$(616,884)	$24,612	$(618,304)	$26,798
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	102,604	117,977	102,474	120,828

Net (loss) income per share, basic	$(6.01)	$0.21	$(6.03)	$0.22

Diluted
Numerator:
Net (loss) income	$(616,884)	$24,612	$(618,304)	$26,798
Convertible senior notes activity, net of tax	—	(39,398)	—	(38,446)
Net (loss) income, diluted	$(616,884)	$(14,786)	$(618,304)	$(11,648)
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	102,604	117,977	102,474	120,828
Shares related to convertible senior notes	—	14,967	—	16,588
Weighted average shares used to compute net (loss) income per share, diluted	102,604	132,944	102,474	137,416

Net (loss) income per share, diluted	$(6.01)	$(0.11)	$(6.03)	$(0.08)

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares related to stock plan activity	7,421	9,982	7,286	7,661
Shares related to convertible senior notes	9,234	—	9,234	—
Total common stock equivalents	16,655	9,982	16,520	7,661

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$46,551	$—	$—	$46,551
Money market funds	Level 1	86,517	—	—	86,517
Total cash and cash equivalents		$133,068	$—	$—	$133,068
Short-term investments:
Corporate debt securities	Level 2	$121,988	$—	$(391)	$121,597
U.S. treasury securities	Level 1	66,138	—	(247)	65,891
Agency bonds	Level 2	25,020	—	(112)	24,908
Total short-term investments		$213,146	$—	$(750)	$212,396
Long-term investments:
Corporate debt securities	Level 2	$208,171	$144	$(951)	$207,364
U.S. treasury securities	Level 1	52,830	—	(269)	52,561
Total long-term investments		$261,001	$144	$(1,220)	$259,925

	December 31, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$45,050	$—	$—	$45,050
Money market funds	Level 1	90,707	—	—	90,707
Total cash and cash equivalents		$135,757	$—	$—	$135,757
Short-term investments:
Corporate debt securities	Level 2	$69,548	$—	$(170)	$69,378
U.S. treasury securities	Level 1	25,734	—	(114)	25,620
Agency bonds	Level 2	99,505	—	(246)	99,259
Total short-term investments		$194,787	$—	$(530)	$194,257
Long-term investments:
Corporate debt securities	Level 2	$191,467	$898	$(213)	$192,152
U.S. treasury securities	Level 1	57,287	165	(57)	57,395
Total long-term investments		$248,754	$1,063	$(270)	$249,547

As of June 30, 2024, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three and six months ended June 30, 2024 and 2023, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2024 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$213,146	$212,396
Due after one year through three years	261,001	259,925
Investments not due at a single maturity date	86,517	86,517
Total	$560,664	$558,838

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

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment expenses during the three and six months ended June 30, 2024 and 2023, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three and six months ended June 30, 2024 and 2023.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes (defined below). The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of June 30, 2024 and December 31, 2023 was $195.3 million and $202.9 million, respectively. The estimated fair value of the 2025 notes as of June 30, 2024 and December 31, 2023 was $328.4 million and $329.5 million, respectively. For further information on the notes, refer to Note 7, “Convertible Senior Notes.”

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Content	$362,957	$346,749
Software	59,744	51,855
Leasehold improvements	10,213	10,857
Furniture and fixtures	4,253	4,607
Computer and equipment	3,210	3,496
Property and equipment	440,377	417,564
Less accumulated depreciation and amortization	(261,099)	(234,491)
Property and equipment, net	$179,278	$183,073

Depreciation and content amortization expense during the three and six months ended June 30, 2024 was $16.2 million and $31.9 million, respectively. Depreciation and content amortization expense during the three and six months ended June 30, 2023 was $20.1 million and $39.4 million, respectively.

In connection with the June 2024 Restructuring, we announced that we will no longer offer Chegg Skills directly to customers. As a result, we wrote-off and accelerated depreciation over shortened useful lives for certain content assets of $1.1 million during the three months ended June 30, 2024, which were classified as cost of revenues on our condensed consolidated statements of operations. For further information on the restructuring, see “Note 11, Restructuring and Other Related Charges.”

In connection with the intangibles asset impairment analysis performed in June 2024, we also recorded an impairment expense of $10.0 million related to property and equipment, consisting of $6.6 million of content assets and $3.4 million of software assets, during the three months ended June 30, 2024, which were classified as impairment expense on our condensed consolidated statements of operations. For further information on the impairment analysis, see “Note 6, Goodwill and Intangible Assets.”

Note 6. Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at least annually or when certain events or indicators of impairment occur between annual impairment tests. During the three months ended June 30, 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we evaluated our current operating performance. Accordingly, we determined that there were indicators of impairment and a quantitative assessment was necessary. In the quantitative assessment, we estimated the fair value of our reporting unit utilizing an income approach, based on the present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the weighted average cost of capital, growth rates, and amount and timing of expected future cash flows. As a result of the quantitative assessment, we determined that goodwill was impaired as the fair value of our reporting unit was less than the carrying value. As such, during the three months ended June 30, 2024, we recorded a $439.7 million impairment expense equal to the excess of the carrying value of our reporting unit over the estimated fair value, which was classified as impairment expense on our condensed consolidated statements of operations.

The following table presents our goodwill balances (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning balance	$631,995	$615,093
Impairment expense	(439,683)	—
Foreign currency translation adjustment	(2,543)	16,902
Ending balance	$189,769	$631,995

Intangible Assets

Intangible assets are tested for impairment at the asset group level at least annually or when events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. In conjunction with our goodwill impairment analysis in June 2024, we determined that there were indicators of impairment for our Busuu assets and a recoverability test was necessary. In the recoverability test, we determined that the expected future undiscounted cash flows for the asset group were not sufficient to recover the carrying value. We then proceeded in estimating the fair value of the asset group utilizing the income approach, based on a present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the growth rates and amount and timing of expected future cash flows. As a result of the impairment test, we determined the asset group was impaired and recorded a $31.9 million impairment expense related to the intangible assets during the three months ended June 30, 2024, which was classified as impairment expense on our condensed consolidated statements of operations. We also recorded an impairment expense for property and equipment, net. For further information, see “Note 5, Property and Equipment, Net.”

The following tables present our intangible assets balances as of June 30, 2024 and December 31, 2023 (in thousands, except weighted-average amortization period):

	June 30, 2024
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(61,167)	$(29,369)	$(3,958)	$12,209
Content libraries	60	12,230	(11,883)	—	—	347
Customer lists	35	34,190	(32,774)	—	(1,298)	118
Trade and domain names	52	16,213	(13,169)	(2,493)	(377)	174
Total intangible assets	67	$169,336	$(118,993)	$(31,862)	$(5,633)	$12,848

	December 31, 2023
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(55,651)	$—	$(3,757)	$47,295
Content libraries	60	12,230	(11,189)	—	—	1,041
Customer lists	35	34,190	(31,836)	—	(1,298)	1,056
Trade and domain names	52	16,213	(12,817)	—	(358)	3,038
Total intangible assets	67	$169,336	$(111,493)	$—	$(5,413)	$52,430

During the three and six months ended June 30, 2024, amortization expense related to our intangible assets totaled $3.5 million and $7.5 million, respectively. During the three and six months ended June 30, 2023, amortization expense related to our intangible assets totaled $6.4 million and $12.6 million, respectively. We did not recognize any impairment expenses on any of our other intangible assets during the three and six months ended June 30, 2023.

The following table presents the estimated future amortization expense related to our intangible assets as of June 30, 2024 (in thousands):

June 30, 2024
Remaining six months of 2024	$2,460
2025	4,240
2026	3,897
2027	1,776
2028	407
Thereafter	68
Total	$12,848

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

Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. During the three months ended June 30, 2024, the circumstances allowing holders of the 2026 notes and 2025 notes to convert were not met.

On or after June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the circumstances. As of June 30, 2024, the 2025 notes were classified as a current liability on our condensed consolidated balance sheets as they will be convertible at the option of the holder at any time beginning December 15, 2024 and will mature on March 15, 2025, both of which are within the next twelve months.

The following table presents the net carrying amount of the notes (in thousands):

	June 30, 2024		December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$244,479	$358,914	$244,479	$358,914
Unamortized issuance costs	(1,400)	(1,076)	(1,721)	(1,835)
Net carrying amount	$243,079	$357,838	$242,758	$357,079

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	160	310	321	635
Total 2026 notes interest expense	$160	$310	$321	$635
2025 notes:
Contractual interest expense	$111	$182	$220	$398
Amortization of issuance costs	380	621	760	1,353
Total 2025 notes interest expense	$491	$803	$980	$1,751

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of June 30, 2024, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On February 14, 2023, Plaintiff Brian Stansell, individually and on behalf of other similarly situated stockholders of Chegg, filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0180) on behalf of all Chegg stockholders who were eligible to vote at Chegg's 2022 Annual Stockholders' Meeting, asserting breach of fiduciary duty claims against the members of Chegg's Board. The Court dismissed this matter pursuant to the Company's motion to dismiss and the matter is concluded.

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. The Company is not at fault, however is pursuing a settlement agreement with JPMC. As of June 30, 2024, we believe a loss is probable and reasonably estimable, and we have previously recognized an estimated loss contingency accrual within general and administrative expense on our consolidated statements in 2023.

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

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, the net impact of contingent liabilities less the related insurance loss recovery is $7.0 million, of which the contingent liabilities are included within accrued liabilities and the loss recovery is included within other current assets on our condensed consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2024.

Note 10. Stockholders' Equity

Share Repurchases

In February 2024, we repurchased 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

During the year ended December 31, 2023, we repurchased a total of 26,505,979 shares of our common stock, which included the initial delivery of 13,498,313 shares from our November 2023 ASR, 3,433,157 shares from open market transactions in June 2023, and the total delivery of 9,574,509 shares from our February 2023 ASR, which were retired immediately.

Securities Repurchase Program

In August 2023, our board of directors approved a $200.0 million increase to our existing securities repurchase program authorizing the repurchase of up to $2.2 billion of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, and other factors. During the three and six months ended June 30, 2024, we had no cash repurchases of our common stock or notes. As of June 30, 2024, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$466	$560	$979	$1,087
Research and development	7,123	11,968	16,332	22,882
Sales and marketing	1,726	2,182	3,866	4,681
General and administrative	8,732	21,210	26,159	41,016
Total share-based compensation expense	$18,047	$35,920	$47,336	$69,666

During the three and six months ended June 30, 2024, we capitalized share-based compensation expense of $1.4 million and $2.7 million, respectively. During the three and six months ended June 30, 2023, we capitalized share-based compensation expense of $0.7 million and $1.7 million, respectively. As of June 30, 2024, total unrecognized share-based compensation expense was approximately $98.9 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.6 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	10,065,783	$23.63
Granted	5,541,759	4.37
Released	(3,186,924)	21.83
Forfeited	(1,683,820)	31.45
Balance at June 30, 2024	10,736,798	$12.99

Note 11. Restructuring and Other Related Charges

Restructuring Charges

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. During the three months ended June 30, 2024, we recorded $6.7 million of restructuring charges, primarily related to one-time employee termination benefits, classified on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. We estimate we will incur between $3 million and $4 million of additional restructuring charges over the next two fiscal quarters. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Three Months Ended June 30, 2024
Beginning balance	$—
Restructuring charges	6,728
Restructuring payments	(3,279)
Ending balance	$3,449

Impairment of lease related assets

In connection with the June 2024 restructuring, we announced the closure of two offices outside of the United States. As a result, we recorded a full impairment expense of $2.2 million, consisting of $1.1 million impairment of ROU assets and $1.1 million leasehold improvements during the three months ended June 30, 2024, which was classified as general and administrative expense on our condensed consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment.

Note 12. Income Taxes

During the three and six months ended June 30, 2024, we recorded a provision for income taxes of $138.3 million and $147.4 million, respectively. During the three and six months ended June 30, 2023, we recorded a provision for income taxes of $19.7 million and $23.9 million, respectively.

During the three and six months ended June 30, 2024, the provision for income taxes was primarily from the valuation allowance establishment of $141.6 million as a discrete non-cash income tax expense against our U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In performing our assessment, we consider both positive and negative evidence related to the likelihood of realizing our deferred tax assets. As of June 30, 2024, we determined that it is more likely than not that the deferred tax benefit will not be realized due to the available negative evidence outweighing the positive evidence, primarily resulting from the cumulative loss influenced by the impairment expense recorded during the three and six months ended June 30, 2024.

Note 13. Subsequent Event

In July 2024, we entered into an amendment related to our office in India that primarily modifies our existing lease payments, increases the square footage, and extends the lease term. The result of the amendment is a net increase to our future minimum lease payments of approximately $12.3 million. The accounting for the lease amendment is in process as of the issuance date of our condensed consolidated financial statements and therefore we are unable to make any additional disclosures.

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

Overview

Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students AI-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who ensure quality. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.

Our long-term strategy is centered upon our ability to utilize our Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. We continue to integrate artificial intelligence into our platform, and it is now conversational, more instructional, and interactive. We remain focused on providing a holistic and differentiated product offering that supports the whole student with 360 degrees of individualized academic and functional support, including the delivery of high-quality and accurate content. Additionally, we are committed to expanding our product offering internationally with fully localized product experiences in key international markets. We believe the investments we are making will allow us to maintain strong margins and cash flows and enable us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail in Part II, Item 1A, “Risk Factors.”

During the three months ended June 30, 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we determined that impairment tests for our goodwill, intangible assets and property and equipment were necessary. As a result, we recorded $481.5 million of impairment expense during the three months ended June 30, 2024. If there continues to be a decline in our stock price or financial performance, we may be required to perform additional impairment tests, which could result in impairment expense of up to the entire remaining balances of goodwill, intangible assets and property and equipment. Any such impairment expense may be material and have an adverse effect on our financial condition and results of operations. See Note 5, “Property and Equipment, Net” and Note 6, “Goodwill and Intangible Assets” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

In June 2024, we announced a restructuring plan designed to realign our expenses with near-term revenue trends. The restructuring plan included a reduction in workforce, the closure of two offices outside of the United States, and a change in our Chegg Skills offering such that we will no longer offer Chegg Skills directly to customers. We estimate we will incur between $3 million and $4 million of additional restructuring charges over the next two fiscal quarters. For fiscal year 2025, we expect to realize cost savings as a result of the restructuring. See Note 5, “Property and Equipment, Net” and Note 11, “Restructuring and Other Related Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

During the three and six months ended June 30, 2024, we generated net revenues of $163.1 million and $337.5 million, respectively. During the three and six months ended June 30, 2023, we generated net revenues of $182.9 million and $370.5 million, respectively.

We have presented revenues for our two product lines, Subscription Services and Skills and Other, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Subscription Services” and “Skills and Other.”

Subscription Services

Our Subscription Services can be accessed internationally through our websites and on mobile devices and include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu and students typically pay to access our Subscription Services on a monthly basis. Revenues from our Subscription Services are primarily recognized ratably over the monthly subscription period whereas the number of subscribers are determined as those who have paid to access our services at any time during the period. Changes in revenues are primarily related to changes in subscribers. Our Chegg Study subscription service provides access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math subscription service, including Mathway, helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math services. Subscribers to Busuu have access to a premium language learning platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a huge community of members to practice alongside.

In the aggregate, Subscription Services revenues were 90% and 89% of net revenues during the three and six months ended June 30, 2024, respectively. In the aggregate, Subscription Services revenues were 91% and 90% of net revenues during the three and six months ended June 30, 2023, respectively.

Skills and Other

Our Skills and Other product line includes revenues from Chegg Skills, advertising services, print textbooks and eTextbooks. Our skills-based learning platform offers professional courses focused on the latest technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. We also provide a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

In the aggregate, Skills and Other revenues were 10% and 11% during the three and six months ended June 30, 2024, respectively. In the aggregate, Skills and Other revenues were 9% and 10% during the three and six months ended June 30, 2023, respectively.

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

Components of Results of Operations

Aside from the addition of impairment expense as a component within our operating expenses on our condensed consolidated statements of operations, there have been no other changes to the components on our consolidated statements of operations described in our Annual Report on Form 10-K.

Operating Expenses

Impairment Expense

Our impairment expense consists of impairments of goodwill, intangible assets, and property and equipment, net that were recorded during the three months and six months ended June 30, 2024. For further information, see “Note 5, Property and Equipment, Net” and “Note 6, Goodwill and Intangible Assets” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Net revenues	$163,147	100%	$182,853	100%	$337,497	100%	$370,454	100%
Cost of revenues(1)	45,411	28	47,412	26	91,908	27	96,562	26
Gross profit	117,736	72	135,441	74	245,589	73	273,892	74
Operating expenses:
Research and development(1)	43,651	27	52,872	29	88,086	26	99,779	27
Sales and marketing(1)	23,545	14	30,956	17	53,920	16	67,973	18
General and administrative(1)	54,016	33	70,309	38	109,550	32	129,282	35
Impairment expense	481,531	n/m	—	—	481,531	n/m	—	—
Total operating expenses	602,743	n/m	154,137	84	733,087	n/m	297,034	80
Loss from operations	(485,007)	n/m	(18,696)	(10)	(487,498)	n/m	(23,142)	(6)
Total interest expense, net and other income, net	6,468	4	62,989	34	16,598	5	73,797	20
(Loss) income before provision for income taxes	(478,539)	n/m	44,293	24	(470,900)	n/m	50,655	14
Provision for income taxes	(138,345)	n/m	(19,681)	(11)	(147,404)	n/m	(23,857)	(7)
Net (loss) income	$(616,884)	n/m	$24,612	13%	$(618,304)	n/m	$26,798	7%

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Cost of revenues	$466		$560		$979		$1,087
Research and development	7,123		11,968		16,332		22,882
Sales and marketing	1,726		2,182		3,866		4,681
General and administrative	8,732		21,210		26,159		41,016
Total share-based compensation expense	$18,047		$35,920		$47,336		$69,666

Restructuring charges:
Cost of revenues	$191		$12		$191		$12
Research and development	2,082		1,692		2,082		1,692
Sales and marketing	906		1,228		906		1,228
General and administrative	3,549		2,772		3,549		2,772
Total restructuring charges	$6,728		$5,704		$6,728		$5,704
____________________________________
*n/m - not meaningful

Three and Six Months Ended June 30, 2024 and 2023

Net Revenues

The following tables present our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Subscription Services	$146,813	$165,855	$(19,042)	(11)%
Skills and Other	16,334	16,998	(664)	(4)
Total net revenues	$163,147	$182,853	$(19,706)	(11)

	Six Months Ended June 30,		Change
	2024	2023	$	%
Subscription Services	$300,864	$334,295	$(33,431)	(10)%
Skills and Other	36,633	36,159	474	1
Total net revenues	$337,497	$370,454	$(32,957)	(9)

Subscription Services revenues decreased $19.0 million, or 11%, and $33.4 million, or 10%, during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to a 9% and 8% decrease in subscribers who have paid to access our services during the three months ended June 30, 2024 and March 31, 2024, respectively, compared to the same periods in 2023. Skills and Other revenues decreased $0.7 million, or 4%, during the three months ended June 30, 2024, compared to the same period in 2023, primarily due to lower revenues in Chegg Skills related to direct to customer enrollments. Skills and Other revenues increased $0.5 million, or 1%, during the six months ended June 30, 2024, compared to the same period in 2023, remaining relatively flat.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenues(1)	$45,411	$47,412	$(2,001)	(4)%

(1)Includes share-based compensation expense of:	$466	$560	$(94)	(17)%
(1)Includes restructuring charges of:	$191	$12	$179	1,492%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenues(1)	$91,908	$96,562	$(4,654)	(5)%

(1)Includes share-based compensation expense of:	$979	$1,087	$(108)	(10)%
(1)Includes restructuring charges of:	$191	$12	$179	1,492%

Cost of revenues decreased $2.0 million, or 4%, during the three months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily due to lower depreciation and amortization expense of $3.2 million and lower contractor spend of $1.5 million, which was partially offset by the absence of the gain on disposition of textbooks of $1.2 million and higher web hosting fees of $1.0 million. Gross margins decreased to 72% during the three months ended June 30, 2024, from 74% during the same period in 2023.

Cost of revenues decreased $4.7 million, or 5%, during the six months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily due to lower depreciation and amortization expense of $6.1 million and lower contractor spend of $2.1 million, which was partially offset by higher web hosting fees of $2.2 million and the absence of the gain on disposition of textbooks of $1.2 million. Gross margins decreased to 73% during the six months ended June 30, 2024, from 74% during the same period in 2023.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Research and development(1)	$43,651	$52,872	$(9,221)	(17)%
Sales and marketing(1)	23,545	30,956	(7,411)	(24)
General and administrative(1)	54,016	70,309	(16,293)	(23)
Impairment expense	481,531	—	481,531	n/m
Total operating expenses	$602,743	$154,137	$448,606	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$7,123	$11,968	$(4,845)	(40)%
Sales and marketing	1,726	2,182	(456)	(21)
General and administrative	8,732	21,210	(12,478)	(59)
Share-based compensation expense	$17,581	$35,360	$(17,779)	(50)

Restructuring charges:
Research and development	$2,082	$1,692	$390	23%
Sales and marketing	906	1,228	(322)	(26)
General and administrative	3,549	2,772	777	28
Restructuring charges	$6,537	$5,692	$845	15
______________________________________
*n/m - not meaningful

	Six Months Ended June 30,		Change
	2024	2023	$	%
Research and development(1)	$88,086	$99,779	$(11,693)	(12)%
Sales and marketing(1)	53,920	67,973	(14,053)	(21)
General and administrative(1)	109,550	129,282	(19,732)	(15)
Impairment expense	481,531	—	481,531	n/m
Total operating expenses	$733,087	$297,034	$436,053	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$16,332	$22,882	$(6,550)	(29)%
Sales and marketing	3,866	4,681	(815)	(17)
General and administrative	26,159	41,016	(14,857)	(36)
Share-based compensation expense	$46,357	$68,579	$(22,222)	(32)

Restructuring charges:
Research and development	$2,082	$1,692	$390	23%
Sales and marketing	906	1,228	(322)	(26)
General and administrative	3,549	2,772	777	28
Restructuring charges	$6,537	$5,692	$845	15
______________________________________
*n/m - not meaningful

Research and Development

Research and development expenses decreased $9.2 million, or 17%, during the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, including share-based compensation expense. Research and development expenses as a percentage of net revenues were 27% during the three months ended June 30, 2024 compared to 29% during the same period in 2023.

Research and development expenses decreased $11.7 million, or 12%, during the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, including share-based compensation expense. Research and development expenses as a percentage of net revenues were 26% during the six months ended June 30, 2024 compared to 27% during the same period in 2023.

Sales and Marketing

Sales and marketing expenses decreased by $7.4 million, or 24%, during the three months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower depreciation and amortization expense of $3.3 million, lower paid marketing expenses of $3.0 million and lower employee-related expenses, including share-based compensation expense, of $1.0 million. Sales and marketing expenses as a percentage of net revenues were 14% during the three months ended June 30, 2024 compared to 17% during the same period in 2023.

Sales and marketing expenses decreased by $14.1 million, or 21%, during the six months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower depreciation and amortization expense of $6.2 million, lower paid marketing expenses of $5.4 million and lower employee-related expenses, including share-based compensation expense, of $2.1 million. Sales and marketing expenses as a percentage of net revenues were 16% during the six months ended June 30, 2024 compared to 18% during the same period in 2023.

General and Administrative

General and administrative expenses decreased $16.3 million, or 23%, during the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, including share-based compensation expense. General and administrative expenses as a percentage of net revenues were 33% during the three months ended June 30, 2024 compared to 38% during the same period in 2023.

General and administrative expenses decreased $19.7 million, or 15%, during the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, including share-based compensation expense. General and administrative expenses as a percentage of net revenues were 32% during the six months ended June 30, 2024 compared to 35% during the same period in 2023.

Impairment Expense

Impairment expense was $481.5 million during the three and six months ended June 30, 2024, consisting of impairments of goodwill, intangible assets, and other related long-lived assets. See Note 5, Property and Equipment, Net” and “Note 6, Goodwill and Intangible Assets of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Interest Expense and Other Income, Net

The following tables present our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Interest expense, net	$(651)	$(1,114)	$463	(42)%
Other income, net	7,119	64,103	(56,984)	(89)
Total interest expense, net and other income, net	$6,468	$62,989	$(56,521)	(90)

	Six Months Ended June 30,		Change
	2024	2023	$	%
Interest expense, net	$(1,301)	$(2,382)	$1,081	(45)%
Other income, net	17,899	76,179	(58,280)	(77)
Total interest expense, net and other income, net	$16,598	$73,797	$(57,199)	(78)

Interest expense, net decreased $0.5 million, or 42%, and $1.1 million, or 45%, during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to the partial early extinguishments of our convertible senior notes in 2023.

Other income, net decreased $57.0 million, or 89%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to the absence of the gain on early extinguishment of a portion of the 2025 notes and 2025 notes of $53.8 million and a decrease in interest income of $3.4 million. Other income, net decreased $58.3 million, or 77%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to the absence of the gain on early extinguishment of a portion of the 2025 notes and 2025 notes of $53.8 million and a decrease in interest income of $7.7 million.

Provision for income taxes

The following tables present our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Provision for income taxes	$(138,345)	$(19,681)	$(118,664)	n/m

	Six Months Ended June 30,		Change
	2024	2023	$	%
Provision for income taxes	$(147,404)	$(23,857)	$(123,547)	n/m
______________________________________
*n/m - not meaningful

Provision for income taxes increased $118.7 million and $123.5 million during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily due to the establishment of a valuation allowance against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	June 30, 2024	December 31, 2023	$	%
Cash, cash equivalents and short-term and long-term investments	$605,389	$579,561	$25,828	4%
Convertible senior notes, net(1)	600,917	599,837	1,080	0
______________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments increased $25.8 million during the six months ended June 30, 2024 primarily due to the net cash provided by operating activities of $67.5 million, partially offset by the purchases of property and equipment of $45.8 million. Convertible senior notes, net increased $1.1 million during the six months ended June 30, 2024 primarily due to amortization of issuance costs.

As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and investments totaling $605.4 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of June 30, 2024, we have incurred cumulative losses of $670.7 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. We plan to repatriate a portion of the earnings from our subsidiary in India and therefore accrued $4.3 million of tax expense related to such future distributions as of June 30, 2024. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net cash flows from operating activities	$67,545	$135,907	$(68,362)	(50)%
Net cash flows from investing activities	(64,096)	129,453	(193,549)	(150)
Net cash flows from financing activities	(5,635)	(563,819)	558,184	(99)

Net cash flows from operating activities decreased $68.4 million, or 50%, during the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily driven by lower bookings as well as timing of bill payments.

Net cash flows from investing activities decreased $193.5 million, or 150%, during the six months ended June 30, 2024 compared to the same period in 2023 and was primarily related to lower proceeds from the maturities of our investments of $387.0 million, lower proceeds from sale of investments of $238.7 million, and higher purchases of property and equipment of $12.0 million, partially offset by lower purchases of investments of $428.7 million and proceeds from the sale of our strategic investment of $15.5 million.

Net cash flows from financing activities increased $558.2 million, or 99%, during the six months ended June 30, 2024 compared to the same period in 2023 and was primarily related to the absence of repurchases of our common stock.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2024, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended June 30, 2024.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended June 30, 2024.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
31.01	Certification of Nathan Schultz, Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
August 5, 2024	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)