Form 10-Q
period 2024-09-30
CHEGG, INC
filed 2024-11-12
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of November 5, 2024, the Registrant had 104,307,327 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$152,073	$135,757
Short-term investments	209,003	194,257
Accounts receivable, net of allowance of $208 and $376 at September 30, 2024 and December 31, 2023, respectively	23,749	31,404
Prepaid expenses	24,706	20,980
Other current assets	86,980	32,437
Total current assets	496,511	414,835
Long-term investments	270,161	249,547
Property and equipment, net	177,882	183,073
Goodwill, net	—	631,995
Intangible assets, net	11,424	52,430
Right of use assets	29,071	25,130
Deferred tax assets, net	2,308	141,843
Other assets	15,315	28,382
Total assets	$1,002,672	$1,727,235
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$18,124	$28,184
Deferred revenue	44,355	55,336
Accrued liabilities	125,138	77,863
Current portion of convertible senior notes, net	358,222	357,079
Total current liabilities	545,839	518,462
Long-term liabilities
Convertible senior notes, net	243,242	242,758
Long-term operating lease liabilities	23,665	18,063
Other long-term liabilities	4,945	3,334
Total long-term liabilities	271,852	264,155
Total liabilities	817,691	782,617
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 103,967,436 and 102,823,700 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	104	103
Additional paid-in capital	1,098,242	1,031,627
Accumulated other comprehensive loss	(30,049)	(34,739)
Accumulated deficit	(883,316)	(52,373)
Total stockholders' equity	184,981	944,618
Total liabilities and stockholders' equity	$1,002,672	$1,727,235
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$136,593	$157,854	$474,090	$528,308
Cost of revenues	43,420	83,575	135,328	180,137
Gross profit	93,173	74,279	338,762	348,171
Operating expenses:
Research and development	41,337	46,202	129,423	145,981
Sales and marketing	26,508	28,872	80,428	96,845
General and administrative	51,910	53,475	161,460	182,757
Impairment expense	195,708	3,600	677,239	3,600
Total operating expenses	315,463	132,149	1,048,550	429,183
Loss from operations	(222,290)	(57,870)	(709,788)	(81,012)
Interest expense and other income, net:
Interest expense	(658)	(733)	(1,959)	(3,115)
Other income, net	7,586	40,492	25,485	116,671
Total interest expense and other income, net	6,928	39,759	23,526	113,556
(Loss) income before benefit from (provision for) income taxes	(215,362)	(18,111)	(686,262)	32,544
Benefit from (provision for) income taxes	2,723	(172)	(144,681)	(24,029)
Net (loss) income	$(212,639)	$(18,283)	$(830,943)	$8,515
Net (loss) income per share
Basic	$(2.05)	$(0.16)	$(8.08)	$0.07
Diluted	$(2.05)	$(0.16)	$(8.08)	$(0.24)
Weighted average shares used to compute net (loss) income per share
Basic	103,723	115,407	102,893	119,001
Diluted	103,723	115,407	102,893	121,876
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(212,639)	$(18,283)	$(830,943)	$8,515
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	5,060	(322)	2,971	(930)
Change in foreign currency translation adjustments	4,806	(12,925)	1,719	1,992
Other comprehensive income (loss)	9,866	(13,247)	4,690	1,062
Total comprehensive (loss) income	$(202,773)	$(31,530)	$(826,253)	$9,577
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2024	103,361	$103	$1,075,989	$(39,915)	$(670,677)	$365,500
Net share settlement of equity awards	607	1	(823)	—	—	(822)
Share-based compensation expense	—	—	23,076	—	—	23,076
Other comprehensive income	—	—	—	9,866	—	9,866
Net loss	—	—	—	—	(212,639)	(212,639)
Balances at September 30, 2024	103,968	$104	$1,098,242	$(30,049)	$(883,316)	$184,981

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2023	115,178	$115	$1,121,820	$(43,179)	$(43,755)	$1,035,001
Issuance of common stock upon exercise of stock options	3	—	26	—	—	26
Net share settlement of equity awards	491	1	(2,789)	—	—	(2,788)
Share-based compensation expense	—	—	32,640	—	—	32,640
Other comprehensive loss	—	—	—	(13,247)	—	(13,247)
Net loss	—	—	—	—	(18,283)	(18,283)
Balances at September 30, 2023	115,672	$116	$1,151,697	$(56,426)	$(62,038)	$1,033,349
See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
Repurchases of common stock	(2,116)	(2)	(112)	—	—	(114)
Issuance of common stock upon issuance of ESPP	557	—	2,188	—	—	2,188
Net share settlement of equity awards	2,703	3	(8,648)	—	—	(8,645)
Share-based compensation expense	—	—	73,187	—	—	73,187
Other comprehensive income	—	—	—	4,690	—	4,690
Net loss	—	—	—	—	(830,943)	(830,943)
Balances at September 30, 2024	103,968	$104	$1,098,242	$(30,049)	$(883,316)	$184,981

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(13,008)	(13)	(186,355)	—	—	(186,368)
Issuance of common stock upon exercise of stock options and ESPP	379	—	3,105	—	—	3,105
Net share settlement of equity awards	1,827	3	(13,857)	—	—	(13,854)
Share-based compensation expense	—	—	104,003	—	—	104,003
Proceeds from capped call related to extinguishment of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	1,062	—	1,062
Net income	—	—	—	—	8,515	8,515
Balances at September 30, 2023	115,672	$116	$1,151,697	$(56,426)	$(62,038)	$1,033,349
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(830,943)	$8,515
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	69,267	101,596
Depreciation and amortization expense	58,966	108,945
Deferred income taxes	141,103	20,929
Operating lease expense, net	4,647	4,535
Amortization of debt issuance costs	1,628	2,610
Loss from write-off of property and equipment	2,024	3,578
Impairment expense	677,239	3,600
Gain on early extinguishment of debt	—	(85,926)
Loss contingency	5,100	7,000
Impairment on lease related assets	2,189	—
Other non-cash items	222	(389)
Change in assets and liabilities:
Accounts receivable	8,019	(6,908)
Prepaid expenses and other current assets	(55,725)	558
Other assets	(469)	8,671
Accounts payable	(8,308)	4,820
Deferred revenue	(11,763)	2,539
Accrued liabilities	46,849	(6,149)
Other liabilities	(2,968)	(9,810)
Net cash provided by operating activities	107,077	168,714
Cash flows from investing activities
Purchases of property and equipment	(61,659)	(57,298)
Proceeds from disposition of textbooks	—	9,787
Purchases of investments	(134,213)	(585,275)
Maturities of investments	96,907	561,197
Proceeds from sale of investments	—	238,681
Proceeds from sale of strategic equity investment	15,500	—
Purchase of strategic equity investment	—	(11,853)
Net cash (used in) provided by investing activities	(83,465)	155,239
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	2,191	3,108
Payment of taxes related to the net share settlement of equity awards	(8,648)	(13,857)
Repurchase of common stock	—	(186,368)
Repayment of convertible senior notes	—	(505,986)
Proceeds from exercise of convertible senior notes capped call	—	297
Net cash used in financing activities	(6,457)	(702,806)
Effect of exchange rate changes	(149)	(379)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,006	(379,232)
Cash, cash equivalents and restricted cash, beginning of period	137,976	475,854
Cash, cash equivalents and restricted cash, end of period	$154,982	$96,622

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow data:
Cash paid during the period for:
Interest	$449	$741
Income taxes, net of refunds	$3,531	$8,368
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,329	$7,037
Right of use assets obtained in exchange for lease obligations:
Operating leases	$9,686	$12,407
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,771	$5,879

	September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$152,073	$94,419
Restricted cash included in other current assets	454	60
Restricted cash included in other assets	2,455	2,143
Total cash, cash equivalents and restricted cash	$154,982	$96,622
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2024, our results of operations, results of comprehensive (loss) income and stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. Our results of operations, results of comprehensive (loss) income, stockholders' equity, and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the nine months ended September 30, 2024 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $3.6 million of impairment of intangible assets has been reclassified from general and administrative expense to impairment expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 as well as from impairment of intangible asset to impairment expense on our condensed consolidated statements of cash flows for the nine months ended September 30, 2023. These changes in presentation do not affect previously reported results.

Components of Results of Operations

Aside from the addition of impairment expense as a component within our operating expenses on our condensed consolidated statements of operations, there have been no other changes to the components on our consolidated statements of operations described in our Annual Report on Form 10-K.

Operating Expenses

Impairment Expense

Our impairment expense consists of impairments of goodwill, intangible assets, and property and equipment, net. For further information, see “Note 5, Property and Equipment, Net” and “Note 6, Goodwill and Intangible Assets.” The following table presents our impairment expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Goodwill, net	$195,708	$—	$635,391	$—
Intangible assets, net	—	3,600	31,862	3,600
Property and equipment, net	—	—	9,986	—
Total impairment expense	$195,708	$3,600	$677,239	$3,600

Securities Repurchase Program

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. After the November 2024 increase, we had $303.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Leases

In July 2024, we entered into an amendment related to our office in India that primarily modifies our existing lease payments, increases the square footage, and extends the lease term, resulting in the recording of $9.0 million of right of use assets in exchange for lease liabilities.

The aggregate future minimum lease payments and reconciliation to operating lease liabilities as of September 30, 2024, are as follows (in thousands):

September 30, 2024
Remaining three months of 2024	$1,938
2025	6,802
2026	6,388
2027	6,134
2028	3,518
2029	1,946
Thereafter	8,340
Total future minimum lease payments	35,066
Less imputed interest	(5,770)
Total operating lease liabilities	$29,296

In November 2024, we exercised our termination option related to our office in New York that reduces the lease term through November 2025, resulting in a decrease to our future minimum lease payments of approximately $3.8 million. This reduction in minimum lease payments is not reflected in the table above. We expect this decrease to reduce both right of use assets and long-term operating lease liabilities on our condensed consolidated balance sheets. The accounting for the event is in process as of the issuance date of our condensed consolidated financial statements and therefore we are unable to make any additional disclosures.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to financial statements. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We did not early adopt ASU 2024-03 and we are currently in the process of evaluating the impact of this guidance.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We did not early adopt ASU 2024-02 and do not believe it will have a significant impact on our financial statements, however, we are currently in the process of evaluating the impact.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances current interim and annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. Early adoption is permitted, and we are required to adopt the changes on a retrospective basis. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We did not early adopt ASU 2023-07 and we are currently in the process of evaluating the impact of this guidance.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the nine months ended September 30, 2024 that had a material impact on our financial statements.

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

The following tables present our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Subscription Services	$119,804	$139,912	$(20,108)	(14)%
Skills and Other	16,789	17,942	(1,153)	(6)
Total net revenues	$136,593	$157,854	$(21,261)	(13)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Subscription Services	$420,668	$474,207	$(53,539)	(11)%
Skills and Other	53,422	54,101	(679)	(1)
Total net revenues	$474,090	$528,308	$(54,218)	(10)

During the three and nine months ended September 30, 2024, we recognized revenues of $33.3 million and $52.3 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2023, we recognized revenues of $36.6 million and $53.0 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2024, we recognized revenues of $0.6 million and $2.0 million, respectively, from performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2023, we recognized an immaterial amount of revenues from performance obligations satisfied in previous periods.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	September 30, 2024	December 31, 2023	$	%
Accounts receivable, net	$23,749	$31,404	$(7,655)	(24)%
Contract assets	7,048	8,598	(1,550)	(18)
Deferred revenue	44,355	55,336	(10,981)	(20)

During the nine months ended September 30, 2024 our accounts receivable, net balance decreased by $7.7 million, or 24%, primarily due to lower bookings from Chegg Skills and seasonality of our business. During the nine months ended September 30, 2024, our contract assets balance decreased by $1.6 million, or 18%, primarily due to cash collections from our Chegg Skills service. During the nine months ended September 30, 2024, our deferred revenue balance decreased by $11.0 million, or 20%, primarily due to lower bookings from Chegg Skills and seasonality of our business.

Note 3. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Numerator:
Net (loss) income	$(212,639)	$(18,283)	$(830,943)	$8,515
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	103,723	115,407	102,893	119,001

Net (loss) income per share, basic	$(2.05)	$(0.16)	$(8.08)	$0.07

Diluted
Numerator:
Net (loss) income	$(212,639)	$(18,283)	$(830,943)	$8,515
Convertible senior notes activity, net of tax	—	—	—	(38,079)
Net (loss) income, diluted	$(212,639)	$(18,283)	$(830,943)	$(29,564)
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	103,723	115,407	102,893	119,001
Shares related to convertible senior notes	—	—	—	2,875
Weighted average shares used to compute net (loss) income per share, diluted	103,723	115,407	102,893	121,876

Net (loss) income per share, diluted	$(2.05)	$(0.16)	$(8.08)	$(0.24)

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares related to stock plan activity	9,262	8,732	7,551	8,349
Shares related to convertible senior notes	9,234	10,280	9,234	10,378
Total common stock equivalents	18,496	19,012	16,785	18,727

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$52,523	$—	$—	$52,523
Money market funds	Level 1	99,550	—	—	99,550
Total cash and cash equivalents		$152,073	$—	$—	$152,073
Short-term investments:
Corporate debt securities	Level 2	$118,386	$53	$(47)	$118,392
U.S. treasury securities	Level 1	65,596	32	(13)	65,615
Agency bonds	Level 2	25,009	—	(13)	24,996
Total short-term investments		$208,991	$85	$(73)	$209,003
Long-term investments:
Corporate debt securities	Level 2	$214,391	$2,482	$(8)	$216,865
U.S. treasury securities	Level 1	52,548	748	—	53,296
Total long-term investments		$266,939	$3,230	$(8)	$270,161

	December 31, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$45,050	$—	$—	$45,050
Money market funds	Level 1	90,707	—	—	90,707
Total cash and cash equivalents		$135,757	$—	$—	$135,757
Short-term investments:
Corporate debt securities	Level 2	$69,548	$—	$(170)	$69,378
U.S. treasury securities	Level 1	25,734	—	(114)	25,620
Agency bonds	Level 2	99,505	—	(246)	99,259
Total short-term investments		$194,787	$—	$(530)	$194,257
Long-term investments:
Corporate debt securities	Level 2	$191,467	$898	$(213)	$192,152
U.S. treasury securities	Level 1	57,287	165	(57)	57,395
Total long-term investments		$248,754	$1,063	$(270)	$249,547

As of September 30, 2024, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three and nine months ended September 30, 2024 and 2023, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of September 30, 2024 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$208,991	$209,003
Due after one year through three years	266,939	270,161
Investments not due at a single maturity date	99,550	99,550
Total	$575,480	$578,714

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

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment expenses during the three and nine months ended September 30, 2024 and 2023, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three and nine months ended September 30, 2024 and 2023.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes (defined below). The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of September 30, 2024 and December 31, 2023 was $186.4 million and $202.9 million, respectively. The estimated fair value of the 2025 notes as of September 30, 2024 and December 31, 2023 was $343.7 million and $329.5 million, respectively. For further information on the notes, refer to Note 7, “Convertible Senior Notes.”

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Content	$371,928	$346,749
Software	66,210	51,855
Leasehold improvements	11,160	10,857
Furniture and fixtures	4,258	4,607
Computer and equipment	3,304	3,496
Property and equipment	456,860	417,564
Less accumulated depreciation and amortization	(278,978)	(234,491)
Property and equipment, net	$177,882	$183,073

Depreciation and content amortization expense during the three and nine months ended September 30, 2024 was $18.2 million and $50.0 million, respectively. Depreciation and content amortization expense during the three and nine months ended September 30, 2023 was $50.8 million and $90.3 million, respectively, which included $34.2 million of accelerated depreciation of certain abandoned content and software assets.

In connection with the June 2024 restructuring, we announced that we will no longer offer Chegg Skills directly to customers. As a result, we wrote-off and accelerated depreciation over shortened useful lives for certain content assets of $1.1 million during the nine months ended September 30, 2024, which were classified as cost of revenues on our condensed consolidated statements of operations. For further information on the June 2024 restructuring, see “Note 11, Restructuring and Other Related Charges.”

In connection with the intangibles asset impairment analysis performed in June 2024, we also recorded an impairment expense of $10.0 million related to property and equipment, consisting of $6.6 million of content assets and $3.4 million of software assets, during the nine months ended September 30, 2024, which were classified as impairment expense on our condensed consolidated statements of operations. For further information on the impairment analysis, see “Note 6, Goodwill and Intangible Assets.”

Note 6. Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at least annually or when certain events or indicators of impairment occur between annual impairment tests. In September 2024 and June 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we evaluated our current operating performance. Accordingly, we determined that there were indicators of impairment and a quantitative assessment was necessary. In the quantitative assessment, we estimated the fair value of our reporting unit utilizing an income approach, based on the present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the weighted average cost of capital, growth rates, and amount and timing of expected future cash flows. As a result of the quantitative assessment, we determined that goodwill was impaired as the fair value of our reporting unit was less than the carrying value. As such, during the three and nine months ended September 30, 2024, we recorded impairment expense of $195.7 million and $635.4 million, respectively, equal to the excess of the carrying value of our reporting unit over the estimated fair value, limited to the remaining balance of goodwill, which was classified as impairment expense on our condensed consolidated statements of operations.

The following table presents our goodwill balances (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Beginning balance	$631,995	$615,093
Impairment expense	(635,391)	—
Foreign currency translation adjustment	3,396	16,902
Ending balance	$—	$631,995

Intangible Assets

Intangible assets are tested for impairment at the asset group level at least annually or when events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. In conjunction with our goodwill impairment analysis in June 2024, we determined that there were indicators of impairment for our Busuu assets and a recoverability test was necessary. In the recoverability test, we determined that the expected future undiscounted cash flows for the asset group were not sufficient to recover the carrying value. We then proceeded in estimating the fair value of the asset group utilizing the income approach, based on a present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the growth rates and amount and timing of expected future cash flows. As a result of the impairment test, we determined the asset group was impaired and recorded a $31.9 million impairment expense related to the intangible assets during the nine months ended September 30, 2024, which was classified as impairment expense on our condensed consolidated statements of operations. We also recorded an impairment expense for property and equipment, net. For further information, see “Note 5, Property and Equipment, Net.”

The following tables present our intangible assets balances as of September 30, 2024 and December 31, 2023 (in thousands, except weighted-average amortization period):

	September 30, 2024
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(61,952)	$(29,369)	$(3,958)	$11,424
Content libraries	60	12,230	(12,230)	—	—	—
Customer lists	35	34,190	(32,892)	—	(1,298)	—
Trade and domain names	52	16,213	(13,343)	(2,493)	(377)	—
Total intangible assets	67	$169,336	$(120,417)	$(31,862)	$(5,633)	$11,424

	December 31, 2023
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(55,651)	$—	$(3,757)	$47,295
Content libraries	60	12,230	(11,189)	—	—	1,041
Customer lists	35	34,190	(31,836)	—	(1,298)	1,056
Trade and domain names	52	16,213	(12,817)	—	(358)	3,038
Total intangible assets	67	$169,336	$(111,493)	$—	$(5,413)	$52,430

During the three and nine months ended September 30, 2024, amortization expense related to our intangible assets totaled $1.4 million and $8.9 million, respectively. During the three and nine months ended September 30, 2023, amortization expense related to our intangible assets totaled $6.1 million and $18.7 million, respectively.

During the three months ended September 30, 2024, we did not recognize any impairment charges on our intangible assets and during the nine months ended September 30, 2024, we recognized a $31.9 million impairment charge on our intangible assets. During the three and nine months ended September 30, 2023, we recognized a $3.6 million impairment charge on our indefinite-lived intangible asset.

The following table presents the estimated future amortization expense related to our intangible assets as of September 30, 2024 (in thousands):

September 30, 2024
Remaining three months of 2024	$1,036
2025	4,240
2026	3,897
2027	1,776
2028	407
Thereafter	68
Total	$11,424

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

Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. During the three months ended September 30, 2024, the circumstances allowing holders of the 2026 notes and 2025 notes to convert were not met.

On or after June 1, 2026 for the 2026 notes and December 15, 2024 for the 2025 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the circumstances. As of September 30, 2024, the 2025 notes were classified as a current liability on our condensed consolidated balance sheets as they will be convertible at the option of the holder at any time beginning December 15, 2024 and will mature on March 15, 2025, both of which are within the next twelve months.

The following table presents the net carrying amount of the notes (in thousands):

	September 30, 2024		December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$244,479	$358,914	$244,479	$358,914
Unamortized issuance costs	(1,237)	(692)	(1,721)	(1,835)
Net carrying amount	$243,242	$358,222	$242,758	$357,079

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	163	238	484	873
Total 2026 notes interest expense	$163	$238	$484	$873
2025 notes:
Contractual interest expense	$111	$112	$331	$510
Amortization of issuance costs	384	384	1,144	1,737
Total 2025 notes interest expense	$495	$496	$1,475	$2,247

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of September 30, 2024, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint seeking unspecified compensatory damages, costs, and expenses, including counsel and expert fees. On September 26, 2024, the parties participated in an in-person mediation and reached a settlement in principle to pay $55.0 million wherein the Company denies any and all allegations of fault, liability, wrongdoing, or damages. On November 6, 2024, Plaintiffs filed a motion for preliminary approval of the settlement, which is pending court approval. The estimated contingent liability for the loss contingency recorded was $55.0 million as of September 30, 2024 and was included within accrued liabilities on our condensed consolidated balance sheets. The same amount was recorded for expected insurance loss recoveries, which is included within other current assets on our condensed consolidated balance sheets.

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

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, as of September 30, 2024, the net impact of contingent liabilities less the related insurance loss recovery is $12.1 million. For those matters upon which management has sufficient insurance coverage, the Company has recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our condensed consolidated balance sheets. As a result of ongoing legal related expenses during the three months ended September 30, 2024, the Company updated its estimate that $5.1 million that was previously recorded as insurance loss recovery was deemed to no longer be probable and has been recorded as an expense on the condensed consolidated statement of operations as recovery would be in excess of insurance coverage limits. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of September 30, 2024.

Note 10. Stockholders' Equity

Share Repurchases

During the nine months ended September 30, 2024, we had no cash repurchases of our common stock. As of September 30, 2024, we had $3.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$471	$598	$1,450	$1,685
Research and development	7,492	11,027	23,824	33,909
Sales and marketing	2,100	2,435	5,966	7,116
General and administrative	11,868	17,870	38,027	58,886
Total share-based compensation expense	$21,931	$31,930	$69,267	$101,596

During the three and nine months ended September 30, 2024, we capitalized share-based compensation expense of $1.2 million and $3.9 million, respectively. During the three and nine months ended September 30, 2023, we capitalized share-based compensation expense of $0.7 million and $2.4 million, respectively. As of September 30, 2024, total unrecognized share-based compensation expense was approximately $72.7 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.4 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	10,065,783	$23.63
Granted	5,771,165	4.27
Released	(4,130,650)	21.57
Forfeited	(2,097,277)	28.86
Balance at September 30, 2024	9,609,021	$11.75

Note 11. Restructuring and Other Related Charges

June 2024 Restructuring Plan

Restructuring Charges

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. During the three and nine months ended September 30, 2024, we recorded $2.1 million and $8.8 million of restructuring charges, respectively, primarily related to one-time employee termination benefits, which was classified on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. We estimate we will incur between $1 million and $2 million of additional restructuring charges over the next fiscal quarter. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended September 30, 2024
Beginning balance	$—
Restructuring charges	8,840
Restructuring payments	(6,116)
Ending balance	$2,724

Impairment of lease related assets

In connection with the June 2024 restructuring, we announced the closure of two offices outside of the United States. As a result, we recorded a full impairment expense of $2.2 million, consisting of $1.1 million impairment of ROU assets and $1.1 million leasehold improvements during the nine months ended September 30, 2024, which was classified as general and administrative expense on our condensed consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment.

November 2024 Restructuring Plan

In November 2024, we announced a restructuring plan that includes a reduction of our global workforce as well as other actions to streamline our operations. We estimate that we will incur charges of approximately $22 million to $26 million in connection with these actions, of which $18 million to $22 million is expected to result in future cash expenditures, primarily consisting of expenditures for one-time employee termination benefits, impairment of lease related assets, and other related costs. The accounting for the November 2024 restructuring plan is in process as of the issuance date of our condensed consolidated financial statements and therefore we are unable to make any additional disclosures.

Note 12. Income Taxes

During the three and nine months ended September 30, 2024, we recorded a benefit from income taxes of $2.7 million and provision for income taxes of $144.7 million, respectively. During the three and nine months ended September 30, 2023, we recorded a provision for income taxes of $0.2 million and $24.0 million, respectively.

During the nine months ended September 30, 2024, the provision for income taxes was primarily from the valuation allowance establishment of $141.6 million as a discrete non-cash income tax expense against our U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In performing our assessment in June 2024, we considered both positive and negative evidence related to the likelihood of realizing our deferred tax assets. In June 2024, we determined that it is more likely than not that the deferred tax benefit will not be realized due to the available negative evidence outweighing the positive evidence, primarily resulting from the cumulative loss influenced by the impairment expense recorded during the three months ended June 30, 2024.

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

Our long-term strategy is centered upon our ability to utilize our Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. We continue to integrate artificial intelligence into our platform, and it is now conversational, more instructional, and interactive. We remain focused on providing a holistic and differentiated product offering that supports the whole student with 360 degrees of individualized academic and functional support, including the delivery of high-quality and accurate content. We believe the investments we are making will allow us to maintain strong margins and cash flows and enable us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail below and in Part II, Item 1A, “Risk Factors.”

Business Updates and Developments

Recent technological shifts, notably Google's roll out of AI Overviews (AIO) and continued increase in adoption of free and paid generative AI services by students, have created and are expected to continue to create headwinds for our industry and our business, most notably a reduction in traffic to our website and customers subscribing to our services. In mid-August, Google broadly rolled out its AIO search experience, or AIO, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and will only continue to increase. While we continue to study the changes and adjust our SEO strategy, we expect Google to continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition.

In addition, across our industry, there has been a continued increase in the adoption of free and paid generative AI products for academic support, and students are increasingly turning to generative AI for academic support, such as homework and exams, as well as assistance in other areas of daily life. This issue impacts education technology companies broadly, where students see generative AI products like Chat GPT and others as strong alternatives to vertically specialized solutions for education such as Chegg. These developments have negatively impacted our industry and our business and are expected to continue to impact our overall traffic and accelerate the decline in the number of new subscribers that sign up for our services, resulting in continued negative impacts to our growth, business, operating results and financial condition. See Part II, Item 1A, “Risk Factors” for additional details.

In June 2024, we undertook a strategic restructuring plan based on the environment in which we were operating to realign our expenses with the revenue trends at the time. The June 2024 restructuring plan included a reduction in workforce, the closure of two offices, and a change in our Chegg Skills offering such that we no longer offer Chegg Skills directly to customers. Since then, the factors described above have negatively impacted our business and our outlook. As a result, in November 2024, we announced an additional restructuring plan to further manage costs and align with the market. The November 2024 restructuring plan included a reduction in workforce and the closure of one office. For fiscal year 2025, we expect to realize cost savings as a result of the restructuring plans. See Note 5, “Property and Equipment, Net”, and Note 11, “Restructuring and Other Related Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

In September 2024 and June 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we determined that impairment tests for our goodwill, intangible assets and property and equipment were necessary. As a result, we recorded $195.7 million and $677.2 million of impairment expense during the three and nine months ended September 30, 2024. See Note 5, “Property and Equipment, Net” and Note 6, “Goodwill and Intangible Assets” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

During the three and nine months ended September 30, 2024, we generated net revenues of $136.6 million and $474.1 million, respectively. During the three and nine months ended September 30, 2023, we generated net revenues of $157.9 million and $528.3 million, respectively.

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

In the aggregate, Subscription Services revenues were 88% and 89% of net revenues during the three and nine months ended September 30, 2024, respectively. In the aggregate, Subscription Services revenues were 89% and 90% of net revenues during the three and nine months ended September 30, 2023, respectively.

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

In the aggregate, Skills and Other revenues were 12% and 11% during the three and nine months ended September 30, 2024, respectively. In the aggregate, Skills and Other revenues were 11% and 10% during the three and nine months ended September 30, 2023, respectively.

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

Operating Expenses

Impairment Expense

Our impairment expense consists of impairments of goodwill, intangible assets, and property and equipment, net. For further information, see “Note 5, Property and Equipment, Net” and “Note 6, Goodwill and Intangible Assets” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Net revenues	$136,593	100%	$157,854	100%	$474,090	100%	$528,308	100%
Cost of revenues(1)	43,420	32	83,575	53	135,328	29	180,137	34
Gross profit	93,173	68	74,279	47	338,762	71	348,171	66
Operating expenses:
Research and development(1)	41,337	30	46,202	30	129,423	27	145,981	27
Sales and marketing(1)	26,508	19	28,872	18	80,428	17	96,845	18
General and administrative(1)	51,910	38	53,475	34	161,460	34	182,757	34
Impairment expense	195,708	n/m	3,600	2	677,239	n/m	3,600	1
Total operating expenses	315,463	n/m	132,149	84	1,048,550	n/m	429,183	80
Loss from operations	(222,290)	n/m	(57,870)	(37)	(709,788)	n/m	(81,012)	(14)
Total interest expense and other income, net	6,928	5	39,759	25	23,526	5	113,556	21
(Loss) income before benefit from (provision for) income taxes	(215,362)	n/m	(18,111)	(12)	(686,262)	n/m	32,544	7
Benefit from (provision for) income taxes	2,723	2	(172)	0	(144,681)	n/m	(24,029)	(5)
Net (loss) income	$(212,639)	n/m	$(18,283)	(12)%	$(830,943)	n/m	$8,515	2%

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Cost of revenues	$471		$598		$1,450		$1,685
Research and development	7,492		11,027		23,824		33,909
Sales and marketing	2,100		2,435		5,966		7,116
General and administrative	11,868		17,870		38,027		58,886
Total share-based compensation expense	$21,931		$31,930		$69,267		$101,596

Restructuring charges:
Cost of revenues	$12		$—		$203		$12
Research and development	827		—		2,909		1,692
Sales and marketing	—		—		906		1,228
General and administrative	1,273		—		4,822		2,772
Total restructuring charges	$2,112		$—		$8,840		$5,704
____________________________________
*n/m - not meaningful

Three and Nine Months Ended September 30, 2024 and 2023

Net Revenues

The following tables present our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Subscription Services	$119,804	$139,912	$(20,108)	(14)%
Skills and Other	16,789	17,942	(1,153)	(6)
Total net revenues	$136,593	$157,854	$(21,261)	(13)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Subscription Services	$420,668	$474,207	$(53,539)	(11)%
Skills and Other	53,422	54,101	(679)	(1)
Total net revenues	$474,090	$528,308	$(54,218)	(10)

Subscription Services revenues decreased $20.1 million, or 14%, and $53.5 million, or 11%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to a 13%, 9%, and 8% decrease in subscribers who have paid to access our services during the three months ended September 30, 2024, June 30, 2024 and March 31, 2024, respectively, compared to the same periods in 2023. Skills and Other revenues decreased $1.2 million, or 6%, during the three months ended September 30, 2024, compared to the same period in 2023, primarily due to lower revenues in Chegg Skills related to enrollments. Skills and Other revenues decreased $0.7 million, or 1%, during the nine months ended September 30, 2024, compared to the same period in 2023, remaining relatively flat.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenues(1)	$43,420	$83,575	$(40,155)	(48)%

(1)Includes share-based compensation expense of:	$471	$598	$(127)	(21)%
(1)Includes restructuring charges of:	$12	$—	$12	n/m

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenues(1)	$135,328	$180,137	$(44,809)	(25)%

(1)Includes share-based compensation expense of:	$1,450	$1,685	$(235)	(14)%
(1)Includes restructuring charges of:	$203	$12	$191	n/m
______________________________________
*n/m - not meaningful

Cost of revenues decreased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to the absence of the $38.2 million content and related assets charge, primarily comprised of accelerated depreciation expense.

Cost of revenues decreased $40.2 million, or 48%, during the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to the absence of the $38.2 million content and related assets charge, lower payment processing fees of $1.2 million, which is primarily due to the decrease in subscribers who have paid to access our services, and lower contractor spend of $1.2 million. Gross margins increased to 68% during the three months ended September 30, 2024, from 47% during the same period in 2023.

Cost of revenues decreased $44.8 million, or 25%, during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to the absence of the $38.2 million content and related assets charge, lower depreciation and amortization expense of $5.6 million, lower contractor spend of $3.3 million and lower payment processing fees of $1.9 million, which is primarily due to the decrease in subscribers who have paid to access our services, which was partially offset by higher web hosting fees of $2.4 million and the absence of the gain on disposition of textbooks of $1.2 million. Gross margins increased to 71% during the nine months ended September 30, 2024, from 66% during the same period in 2023.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Research and development(1)	$41,337	$46,202	$(4,865)	(11)%
Sales and marketing(1)	26,508	28,872	(2,364)	(8)
General and administrative(1)	51,910	53,475	(1,565)	(3)
Impairment expense	195,708	3,600	192,108	n/m
Total operating expenses	$315,463	$132,149	$183,314	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$7,492	$11,027	$(3,535)	(32)%
Sales and marketing	2,100	2,435	(335)	(14)
General and administrative	11,868	17,870	(6,002)	(34)
Share-based compensation expense	$21,460	$31,332	$(9,872)	(32)

Restructuring charges:
Research and development	$827	$—	$827	n/m
Sales and marketing	—	—	—	n/m
General and administrative	1,273	—	1,273	n/m
Restructuring charges	$2,100	$—	$2,100	n/m
______________________________________
*n/m - not meaningful

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Research and development(1)	$129,423	$145,981	$(16,558)	(11)%
Sales and marketing(1)	80,428	96,845	(16,417)	(17)
General and administrative(1)	161,460	182,757	(21,297)	(12)
Impairment expense	677,239	3,600	673,639	n/m
Total operating expenses	$1,048,550	$429,183	$619,367	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$23,824	$33,909	$(10,085)	(30)%
Sales and marketing	5,966	7,116	(1,150)	(16)
General and administrative	38,027	58,886	(20,859)	(35)
Share-based compensation expense	$67,817	$99,911	$(32,094)	(32)

Restructuring charges:
Research and development	$2,909	$1,692	$1,217	72%
Sales and marketing	906	1,228	(322)	(26)
General and administrative	4,822	2,772	2,050	74
Restructuring charges	$8,637	$5,692	$2,945	52
______________________________________
*n/m - not meaningful

Research and Development

Research and development expenses decreased $4.9 million, or 11%, during the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, which is primarily due to share-based compensation expense. Research and development expenses as a percentage of net revenues were flat at 30% during the three months ended September 30, 2024 and 2023.

Research and development expenses decreased $16.6 million, or 11%, during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses, which is primarily due to share-based compensation expense. Research and development expenses as a percentage of net revenues were flat at 27% during the nine months ended September 30, 2024 and 2023.

Sales and Marketing

Sales and marketing expenses decreased by $2.4 million, or 8%, during the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower depreciation and amortization expense of $3.2 million, which was offset by higher paid marketing expenses of $1.4 million. Sales and marketing expenses as a percentage of net revenues were 19% during the three months ended September 30, 2024 compared to 18% during the same period in 2023.

Sales and marketing expenses decreased by $16.4 million, or 17%, during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower depreciation and amortization expense of $9.4 million, lower paid marketing expenses of $4.0 million and lower employee-related expenses, including share-based compensation expense, of $2.5 million. Sales and marketing expenses as a percentage of net revenues were 17% during the nine months ended September 30, 2024 compared to 18% during the same period in 2023.

General and Administrative

General and administrative expenses decreased $1.6 million, or 3%, during the three months ended September 30, 2024 compared to the same period in 2023. The decrease was due to lower employee-related expenses of $6.9 million, which is primarily due to share-based compensation expense, which was partially offset by a loss contingency accrual of $5.1 million. General and administrative expenses as a percentage of net revenues were 38% during the three months ended September 30, 2024 compared to 34% during the same period in 2023.

General and administrative expenses decreased $21.3 million, or 12%, during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was due to lower employee-related expenses of $27.4 million, which is primarily due to share-based compensation expense, which was partially offset by a loss contingency accrual of $5.1 million. General and administrative expenses as a percentage of net revenues were flat at 34% during the nine months ended September 30, 2024 and 2023.

See Note 8, “Commitments and Contingencies” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on the loss contingency accrual.

Impairment Expense

Impairment expense was $195.7 million and $677.2 million during the three and nine months ended September 30, 2024, respectively, consisting of impairments of goodwill, intangible assets, and other related property and equipment. Impairment expense was $3.6 million during each the three and nine months ended September 30, 2023 consisting of an impairment charge related to our intangible assets. See Note 5, Property and Equipment, Net” and “Note 6, Goodwill and Intangible Assets of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Interest Expense and Other Income, Net

The following tables present our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Interest expense	$(658)	$(733)	$75	(10)%
Other income, net	7,586	40,492	(32,906)	(81)
Total interest expense and other income, net	$6,928	$39,759	$(32,831)	(83)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Interest expense	$(1,959)	$(3,115)	$1,156	(37)%
Other income, net	25,485	116,671	(91,186)	(78)
Total interest expense and other income, net	$23,526	$113,556	$(90,030)	(79)

Interest expense decreased $0.1 million, or 10%, and $1.2 million, or 37%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to the partial early extinguishments of our convertible senior notes in 2023.

Other income, net decreased $32.9 million, or 81%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily due to the absence of the gain on early extinguishment of a portion of the 2026 notes of $32.1 million and a decrease in interest income of $1.2 million. Other income, net decreased $91.2 million, or 78%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to the absence of the gain on early extinguishment of a portion of the 2026 notes and 2025 notes of $85.9 million and a decrease in interest income of $8.9 million.

Benefit from (provision for) income taxes

The following tables present our benefit from (provision for) income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Benefit from (provision for) income taxes	$2,723	$(172)	$2,895	n/m

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Benefit from (provision for) income taxes	$(144,681)	$(24,029)	$(120,652)	n/m
______________________________________
*n/m - not meaningful

The $2.9 million change in benefit from (provision for) income taxes during the three months ended September 30, 2024 compared to the same period in 2023, was primarily due to a decrease in worldwide income taxes, partially offset by the absence of a tax benefit from the accelerated depreciation of content and software in September 2023. The $120.7 million change in benefit from (provision for) income taxes during the nine months ended September 30, 2024 compared to the same period in 2023, was primarily due to the establishment of a valuation allowance against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	September 30, 2024	December 31, 2023	$	%
Cash, cash equivalents and short-term and long-term investments	$631,237	$579,561	$51,676	9%
Convertible senior notes, net(1)	601,464	599,837	1,627	0
______________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments increased $51.7 million, or 9%, during the nine months ended September 30, 2024 primarily due to the net cash provided by operating activities of $107.1 million, partially offset by the purchases of property and equipment of $61.7 million. Convertible senior notes, net increased $1.6 million during the nine months ended September 30, 2024 primarily due to amortization of issuance costs.

As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and investments totaling $631.2 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We believe that our existing sources of liquidity as well as net cash flows from operations will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of September 30, 2024, we have incurred cumulative losses of $883.3 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. We plan to repatriate a portion of the earnings from our subsidiary in India and therefore accrued $4.4 million of tax expense related to such future distributions as of September 30, 2024. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Net cash flows from operating activities	$107,077	$168,714	$(61,637)	(37)%
Net cash flows from investing activities	(83,465)	155,239	(238,704)	(154)
Net cash flows from financing activities	(6,457)	(702,806)	696,349	(99)

Net cash flows from operating activities decreased $61.6 million, or 37%, during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily driven by lower bookings as well as timing of bill payments.

Net cash flows from investing activities decreased $238.7 million, or 154%, during the nine months ended September 30, 2024 compared to the same period in 2023 and was primarily related to lower proceeds from the maturities of our investments of $464.3 million, lower proceeds from sale of investments of $238.7 million, and higher purchases of property and equipment of $4.4 million, partially offset by lower purchases of investments of $451.1 million and proceeds from the sale of our strategic investment of $15.5 million.

Net cash flows from financing activities increased $696.3 million, or 99%, during the nine months ended September 30, 2024 compared to the same period in 2023 and was primarily related to the absences of both repayments of our convertible debt of $506.0 million and repurchases of our common stock of $186.4 million.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2024, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Aside from the risk factors identified below, there have been no material changes in our risk factors from our Annual Report on Form 10-K.

If we fail to innovate and offer new products and services in response to rapidly evolving technological and market developments, including AI, our competitive position and business prospects will be harmed.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These include new software applications or related services based on AI and machine learning, among other developments. New technologies, including those based on AI, can provide students with more immediate responses than traditional tools. These new technologies have resulted in headwinds to our business, and over time, the accuracy of these tools and their ability to handle complex questions is expected to improve, which would be disruptive to education technology businesses, such as ours. Our success also depends, in part, on our ability to develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods each academic term. We may develop new products, services, and technologies independently, by acquisition, or in conjunction with third parties.

In April 2023, we announced our pivot to AI with a partnership with OpenAI to utilize GPT-4 in our offerings; and in August 2023, we announced a partnership with Scale AI to develop proprietary LLMs to provide a generative experience through Chegg as a personalized learning assistant. Beginning in September 2023, we started to roll out the first phase of our new AI-powered user experience, and we are continuing to make significant investments in AI initiatives. Our updated user experience and investments in AI have not attracted as many new students as anticipated to our platform and our business has been adversely affected. If our business plans and product developments are unsuccessful or if we do not attract new students to our platform, we may not generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected. Global non-subscriber traffic to Chegg declined year-over-year 8% in Q2 2024, 19% in Q3 2024, and we exited Q3 2024 with trends looking even more unfavorable, at a 37% year-over-year decline for the month of October, which has had, and if it persists or worsens, will continue to have a material adverse effect on our business.

While the overall effect of technological changes on our business is difficult to predict, recent technological shifts have created and are expected to continue creating headwinds for our industry and our business. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies and are accepted by students would have a material adverse impact on our overall business and results of operations. Our business has been negatively impacted by these developments, and we may not be successful in anticipating or responding to further developments, on a timely and cost-effective basis or at all. We may invest in new products, services, and other initiatives, but there is no guarantee these approaches will be successful. The markets for new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior experience or may significantly change our existing products and services. The effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. In addition, we may be unable to obtain long-term licenses from third-party providers and/or government regulatory approvals and licenses necessary to allow a new or existing product or service to function. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, growth and financial condition.

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

Our competitors that are not specifically focused on education and learning services but whose AI offerings may impact education and learning include companies such as Google, OpenAI, Microsoft, Meta, and Anthropic. In particular, Google's roll out of AIO has created and is expected to continue to create headwinds for our industry and our business, most notably reductions in traffic to our website and customers subscribing to our services. In August 2024, Google began to significantly expand its AIO search experience, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and we believe will only continue to increase. While we continue to study the changes and adjust our SEO strategy, we expect Google to continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition.

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

Across our industry, there has been a continued increase in the adoption of free and paid generative AI products for academic support, and students are increasingly turning to generative AI for academic support, such as homework and exams, as well as assistance in other areas of daily life. This shift in student behavior impacts education technology companies broadly, where students see generative AI products like Chat GPT and others as strong alternatives to vertically specialized solutions for education such as Chegg. These developments have negatively impacted our industry and our business and may continue to impact our overall traffic and accelerate the decline in the number of new subscribers that sign up for our services.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies (including free offerings), less stringent standards for user-uploaded content, and devote substantially more resources to marketing, website, and systems development than we do. As a result, we could experience a material adverse effect on our operating results, growth and financial condition.

The uncertainty surrounding the evolving educational landscape, including the impact of AI on learning and education, the state of the student, including the amount and the extent to which AI will impact study habits and how students learn and/or complete their assignments, and the demand for our evolving offerings make it difficult to predict our operational trends and results of operations.

The uncertainty surrounding the evolving educational landscape, the state of the student, the use by students of free generative AI products for academic support, and the demand and market for our products and services make it difficult to predict our operational trends and results of operations, particularly with respect to our newer offerings, and the ultimate market size for our products and services. If the market and demand for a comprehensive learning platform does not develop as we expect, or if we fail to address the needs of this market, our business and prospects would be harmed.

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
•rapidly changing technological developments, such as AI and machine learning, that have impacted and are expected to continue impacting the education landscape and our response to those developments, including our ability to successfully integrate AI technology into our offerings;
•increased competition as a result of advances in AI technology from companies that have not historically competed with us in education services, such as Alphabet, OpenAI, Microsoft, Meta, and Anthropic, who may offer free generative AI products for academic support or whose general AI offerings are being adopted by students in lieu of our offerings;
•changes to the way students discover our content or a decline in our search engine result page rankings;
•changes to Google’s search experience, including its AI overviews search experience, which displays AI-generated content at the top of its search results, including questions and solutions for education, that keeps users on Google's search results instead of leading them to our site;
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
•government regulations, in particular regarding privacy, academic integrity, advertising, “click-to-cancel” and taxation;
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

In mid-August, Google broadly rolled out its AI Overviews search experience, or AIO, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto Chegg’s site. AIO’s prevalence will only continue to increase. While we continue to study the changes and will adjust our SEO strategy, we expect Google to continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition.

Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Global non-subscriber traffic to Chegg declined year-over-year 8% in Q2 2024, 19% in Q3 2024, and we exited Q3 2024 with trends looking even more unfavorable, at negative 37% year-over-year for the month of October. A continued decline in traffic to our site would     materially adversely affect our business, operating results and financial condition.

Similarly, our competitors may achieve higher social media engagement than ours, social media companies may alter their algorithms in ways that disadvantage our content, or the social media platforms we use may become less popular with students, each of which may adversely impact the effectiveness of our campaigns. If our competitors’ efforts to increase user traffic are more successful than ours, our decline could accelerate, including the number of Subscription Services subscribers, student engagement could decrease, and fewer students may use our platform. Any reduction in the number of students directed to our learning platform could harm our business and results of operations.

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

In addition, the Federal Trade Commission recently announced a final “click-to-cancel” rule that will require subscription services like Chegg to make it as easy for consumers to cancel their enrollment as it was to sign up. Other jurisdictions and states, such as California, are contemplating similar legislation. This new legislation and regulation could have a material negative impact on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended September 30, 2024.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended September 30, 2024.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
10.01	Form of Agreement for Change-in-Control Severance Plan	8-K	001-36180	October 21, 2024	10.1
31.01	Certification of Nathan Schultz, Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
November 12, 2024	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)