Form 10-K
period 2024-12-31
CHEGG, INC
filed 2025-02-24
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
•Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
•The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was $319,717,961. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
•As of January 31, 2025, the Registrant had 105,109,136 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2024.

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

PART I

ITEM 1. BUSINESS

Overview

Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students artificial intelligence (“AI”)-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who help ensure quality and accuracy. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.

Our long-term strategy is centered upon our ability to utilize our Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. We continue to integrate artificial intelligence into our platform, and it is now conversational, more instructional, and interactive. We remain focused on providing a holistic and differentiated product offering that supports the whole student with 360 degrees of individualized academic and functional support, including the delivery of high-quality and accurate content. We believe the investments we are making will allow us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail below and in Part II, Item 1A, “Risk Factors.”

Our service and product offerings fall into two categories: Subscription Services, which encompasses our Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu offerings that can be accessed internationally through our websites and on mobile devices, and Skills and Other, which encompasses our Chegg Skills, advertising services, print textbooks and eTextbooks offerings. In 2024, 6.6 million students subscribed to our Subscription Services, a decrease of 14% year over year from 7.7 million in 2023.

Subscription Services

Chegg Study. Chegg Study subscribers have access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. Subscribers engage with our conversational experience that delivers the right support, at the right time. Chegg Study also includes a collection of free perks where available, including services students care about in and out of the classroom, such as Tinder Gold, DashPass Student, and Max.

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

Chegg Math. Our Chegg Math subscription service provides students with a computational engine to help them understand and solve math problems. They can work through difficult math problems with the help of a step-by-step math problem solver and calculator for instant guided instructional explanations that break things down in a range of math topics.

Busuu. Subscribers to Busuu have access to a premium language learning platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a huge community of members to practice alongside. A team of leading experts have developed an online learning instruction to bring students from novice to advanced speakers in a fast-paced, enjoyable environment. The Busuu offering currently offers comprehensive courses, taught by highly qualified teachers in 14 languages.

Skills and Other

Chegg Skills. Chegg Skills seeks to ensure that companies have the right talent, with the right skills, at the right time by aligning employer needs with learner outcomes. We offer programs designed to train learners on the latest technical skills, such as AI, coding, data analytics, and cybersecurity. Our programs are available through partners that connect employers with top learning providers, and directly to large employers. We expect to expand our skills-based learning service with durable skills programs, which cover competencies, such as emotional intelligence, mindset, emerging leadership and decision making, increasing the likelihood of success in the modern workplace.

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

AI

Our technology, which includes computational engines, machine learning, decision tools, proprietary generative AI capabilities, allow us to build an industry-leading personalized learning assistant without compromising quality and safety. We have built large language models, and are leveraging frontier models, specific to academic subjects and use cases that cater to learner needs. We are building an AI Arena whereby we will automatically update to newer models as they are released and tested to improve solution accuracy and speed. Our AI capabilities allow us to leverage our data and expertise to optimize the learning experience effectively and efficiently.

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

Customers

In 2024, 2023 and 2022, 6.6 million, 7.7 million, and 8.1 million customers subscribed to our Subscription Services, respectively.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and internationally, that have a direct impact on our business and operations. For example:

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) establishes requirements for sending commercial email and requires commercial email senders to honor consumers’ requests to not receive email. Violators of CAN-SPAM are subject to both civil and potentially criminal penalties. The U.S. Federal Trade Commission (FTC) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Similarly, several states have enacted laws that prohibit “falsity or deception” in commercial emails and that give recipients of such emails a right of action and ability to seek damages.

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

The General Data Protection Regulation (GDPR) which went into effect in May 2018 gives European Union (EU) residents, among other things, the right to know what personal data we collect from them, how it is used, and the right to access, correct, delete, and opt out of the sale of their personal information to third parties. We are also required to obtain consent from consumers in certain circumstances and adhere to certain data transfer mechanisms to transfer EU personal data to certain other jurisdictions. The Safe Harbor framework that many companies relied on to transfer data was recently found to be invalid. We rely on standard contracts for data transfers from the EU, and the standard contractual clauses were recently substantially revised, and we do not yet fully comply with implementing the new standard contractual clauses. As regulatory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints or regulatory investigations or fines. The GDPR sets a maximum fine of €20 million or 4% of annual global turnover for infringements – whichever is greater. If we are unable to transfer data between and among countries in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our systems and operations and could adversely affect our financial results.

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

Human Capital

As of December 31, 2024, we had 1,271 employees, of which 1,241 were full-time and 30 were part-time, with 764 located outside the United States. Following our acquisition of Busuu in 2022, a small portion of our international workforce is covered under a collective bargaining agreement, however, the majority of our workforce is still not covered by any collective bargaining agreement. We appreciate that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages tailored to each of our locations around the world. All employees are offered training and development opportunities, from leadership training and coaching to career development programs for all levels of employees. We believe that a diverse workforce makes us a stronger company and helps us better serve the needs of our customers. We are focused on understanding our culture, belonging and inclusion strengths and opportunities and defining and executing on a strategy to support further progress. We have employee-driven resource groups that are aligned around creating a culture of belonging and awareness for our diverse workforce. These groups are centered around gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for both personal and professional development. We continue to focus on building a strong talent pipeline to create more opportunities for workplace diversity, support greater representation within the organization, and build a company that is truly reflective of the diverse audience we serve. Please see the Environmental, Social, and Corporate Governance (ESG) section of our investor relations website (investor.chegg.com/esg) for relevant metrics and to learn more about Chegg’s efforts around culture, belonging, diversity, and inclusion.

In November 2024 and June 2024, we announced restructuring plans that included reductions of our global workforce of approximately 760 employees, or approximately 22% of our workforce, to better align our cost structure with recent industry challenges that are negatively impacting our business, including increased competition and student adoption of generative AI products.

In 2024, in order to continue to attract and retain a highly engaged workforce, we implemented a company-wide short-term retention cash bonus plan initially intended to run from July 1, 2024, through June 30, 2025. In January 2025, we modified the short-term retention cash bonus plan to run on a calendar year, from January 1, 2025 through December 31, 2025, and implemented an annual cash bonus plan based on the attainment of revenue and adjusted EBITDA goals for a select group of vice presidents and above. We continued to offer our award-winning suite of benefits that are highly appreciated by our employee population.

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

Focus on People

We focus on people by making Chegg a great place to work. We foster an environment centered on respect for all people, where diversity and inclusion are celebrated, and people have the opportunity to develop and advance their careers. Our employees are one of our biggest competitive advantages, and it's our responsibility to take care of them. We are proud to have received numerous awards for our outstanding workplace culture. Chegg has been certified as a Great Place to Work seven years in a row. In 2024, Great Place to Work recognized Chegg as one of Fortune’s Best Workplaces, including best workplaces in the Bay Area, ranking #5 within the Small and Medium category.

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

Operate Sustainably

Chegg strives to make the planet a better place. To do our part, we are focused on sustainable operations, and we are committed to finding ways to help reduce our environmental impact. We’ve taken several actions to assess potential risks of climate change and opportunities for our business to address those risks. In 2021, we disclosed our baseline scope 1 and scope 2 emissions and in 2023 we expanded our disclosure to include scope 3 greenhouse gas (GHG) emission. These assessments will inform future reduction opportunities. We know that we owe it to our customers, employees, and society to use environmentally sound practices and to find ways to limit our contribution to global climate change.

To learn more about our ESG efforts, please visit the ESG section of our investor relations site: investor.chegg.com/esg.

Seasonality

Information about seasonality is set forth in the section “Seasonality of Our Business” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in Delaware in July 2005 and appointed our current Chief Executive Officer in 2024, who has served in multiple leadership roles over the last 16 years within Chegg. Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is www.investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC), which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed with the SEC are available free of charge on our website at www.investor.chegg.com and on the SEC’s website. We use our www.chegg.com/press website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor www.chegg.com/press, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

Risks Related to Our Business and Growth
•Our revenue has declined and our business depends on our ability to continue to attract new learners to, and retain existing learners on, our learning platform.
•If we fail to innovate and offer new products and services in response to rapidly evolving technological and market developments, including AI, our competitive position and business prospects may be harmed.
•We face competition in all aspects of our business, including with respect to AI, and we expect such competition to increase.
•Our exploration of strategic alternatives may not be successful and may disrupt our ongoing business, result in increased expenses and present certain other risks.
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
•We have undertaken, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
•We depend on mobile app stores and operating systems to grow our student user base and their engagement with our learning platform.
•Our wide variety of accepted payment methods subjects us to third-party payment processing-related risks, including risks associated with credit card fraud.
•We rely on Amazon Web Services (AWS) and other third-party software and service providers to provide systems, storage, and services for our website and any disruption of such services or a material change to our arrangements could adversely affect our business.
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

Risks Related to Our Business and Growth

Our revenue has declined and our business depends on our ability to continue to attract new learners to, and retain existing learners on, our learning platform.

Our business depends on our ability to attract new students to use our products and services and to increase retention and the level of engagement by existing students with our learning platform and maintain pricing levels. The substantial majority of our revenues depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation. The rate at which our student user base expands or declines, the rate at which we retain existing students, and the engagement with our learning platform may fluctuate because of several factors, including, among others:

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

In April 2023, we announced our pivot to AI with a partnership with OpenAI to utilize GPT-4 in our offerings. Beginning in September 2023, we started to roll out the first phase of our new AI-powered user experience, and we are continuing to make significant investments in AI initiatives. Our updated user experience and investments in AI have not attracted as many new students as anticipated to our platform and our business has been adversely affected. If our business plans and product developments are unsuccessful or if we do not attract new students to our platform, we may not generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected. Global non-subscriber traffic to Chegg declined year-over-year 8% in Q2 2024, 19% in Q3 2024, 39% in Q4 2024 and we entered 2025 with trends looking even more unfavorable, at a 49% year-over-year decline for the month of January 2025, which has had, and if it persists or worsens, will continue to have a material adverse effect on our business.

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

Our competitors that are not specifically focused on education and learning services but whose AI offerings may impact education and learning include companies such as Google, OpenAI, Microsoft, Meta, and Anthropic. In particular, Google's roll out of Artificial Intelligence Overview (AIO) has created and is expected to continue to create headwinds for our industry and our business, most notably reductions in traffic to our website and customers subscribing to our services. In August 2024, Google began to significantly expand its AIO search experience, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and may continue to increase. While we continue to study the changes and adjust our SEO strategy, we expect Google may continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition. As described in more detail in Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K, on February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google LLC and Alphabet Inc. ("Google"), asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AIO search experience. Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case or whether Google will seek to counterclaim, or the likelihood of success should Google do so. This claim could result in costly litigation, require significant amounts of management time, and divert significant resources. See “— Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business."

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

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies (including free offerings), less stringent standards for user-uploaded content, and devote substantially more resources to marketing, website, and systems development than we do. As a result, we have and could continue to experience a material adverse effect on our operating results, growth and financial condition.

Our exploration of strategic alternatives may not be successful and may disrupt our ongoing business, result in increased expenses and present certain other risks.

On February 24, 2025, we announced that we are undertaking a strategic review process and exploring a range of alternatives to maximize shareholder value, including being acquired, undertaking a go-private transaction, or remaining as a standalone public company. This review will be ongoing with our continued investment, innovation, and execution. We have not set a timetable for the completion of this process, and there can be no assurance that it will result in any transaction or outcome. Whether the process will result in any transactions, and if we decide to pursue one or more transactions, our ability to complete any transaction, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our businesses and their respective prospects, market conditions, interest rates and industry trends.

The attention of management and our board of directors could be diverted from our core business operations as a result of the process. We have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we will continue to do so until the process is completed. Whether or not we complete a transaction, we could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract students on our platform or business partners. Furthermore, it could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts.

We do not intend to disclose developments or provide updates on the progress or status of the process until we deem further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of Chegg could cause our stock price to fluctuate significantly. Our stock price may also be adversely affected if the process does not result in a transaction or if one or more transactions are completed on terms that investors view as unfavorable to us. Even if one or more transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our board of directors may also determine that no transaction is in the best interest of our stockholders. In addition, our financial results and operations could be adversely affected by the process and by the uncertainty regarding its outcome.

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

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition to our employee base in the United States, as of December 31, 2024 we had employees in Canada, Israel, India, the United Kingdom, and Spain, and we have retained professional employer organizations and staffing agencies to engage personnel in certain additional international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy and education regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

We have a limited operating history in international jurisdictions and our expansion efforts into international markets may not be successful.

We periodically expand our international operations and presence, in order to make our products and services available in more international markets. However, we have a limited operating history in international jurisdictions and expanding our international operations will require considerable management attention and resources to attract talented employees and students. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally that could constrain our operations, increase our cost structure, and compromise our growth prospects, including:

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
•increased competition as a result of advances in AI technology from companies that have not historically competed with us in education services, such as Google, OpenAI, Microsoft, Meta, and Anthropic, who may offer free generative AI products for academic support or whose general AI offerings are being adopted by students in lieu of our offerings;
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

In mid-August, Google broadly rolled out its AIO search experience, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto Chegg’s site. AIO’s prevalence will only continue to increase. While we continue to study the changes and will adjust our SEO strategy, we expect Google to continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition.

Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Global non-subscriber traffic to Chegg declined year-over-year 8% in Q2 2024, 19% in Q3 2024, 39% in Q4 2024 and we entered 2025 with trends looking even more unfavorable, at negative 49% year-over-year for the month of January 2025. A continued decline in traffic to our site would materially adversely affect our business, operating results and financial condition.

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

Our business is dependent on, among other factors, general economic conditions, which affect student spending, and brand advertising. Adverse economic conditions, including inflation, fluctuating interest rates, market uncertainty, and war (including the war in Ukraine and the Israel-Hamas war), may adversely impact our ability to attract new students to, and retain existing students on, our platform. To the extent that these conditions continue, students may elect to not attend colleges and universities and may reduce the amount they spend on educational content. In addition to decreased spending by students as a result of these economic conditions, business partners may reduce their spend on our offerings and brands may reduce their spend on our advertising services. Any of the foregoing may have an adverse effect on our business.

We have a history of losses, and we may not achieve or sustain profitability in the future.

We have experienced cumulative net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. As of December 31, 2024, we had an accumulated deficit of $889.4 million. We expect to make significant investments in the development and expansion of our business and, as a result, our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may be more expensive than we anticipate. We may incur significant losses in the future for a number of reasons, including slowing or lower demand for our products and services, increasing competition, decreased spending on education, and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, delays, and other unknown factors, as we pursue our business plan. During the year ended December 31, 2024, we have experienced a 14% decrease in Subscription Services subscribers and a 14% decrease in Subscription Services revenue year-over-year. Although we expect to continue to make significant investments in efforts to attract new, and retain existing, subscribers and increase Subscription Services revenue, we may not succeed in doing so. To achieve profitability, we may need to change our operating infrastructure, scale our operations more efficiently, reduce our costs, or implement changes in our product and services offerings. If we fail to timely implement these changes or we cannot implement them for any reason, including due to factors beyond our control, our business may suffer, which may hinder our ability to sustain or increase such profitability.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our President and Chief Executive Officer, Nathan Schultz. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract, and retain highly skilled personnel. Competition for these employees is intense. Qualified individuals are in high demand, particularly in the San Francisco Bay Area where our executive offices are located, and if we cannot attract or retain the personnel we need to succeed, our business may suffer.

As of December 31, 2024, there were 10,340,723 shares available for grant under the 2023 Equity Incentive Plan. Given the number of shares available for grant and given the decrease in our stock price, we may need to request that our shareholders vote on a new equity incentive plan sooner than previously anticipated. If our shareholders do not approve a new equity incentive plan or if we are not able to grant employees the appropriate number of shares, we may not be successful in compensating our key employees commensurate with other technology companies with whom we compete for talent, and we may lose their services. In addition, we may not be able to attract their replacements. If we cannot retain our key employees or attract adequate replacements, we may not be able to achieve our business objectives and our financial condition could be materially negatively impacted.

We have undertaken, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

From time to time, we have undertaken and may continue to undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, in November 2024 and June 2024, we announced restructuring plans that included reductions of our global workforce of approximately 760 employees, or approximately 22% of our workforce, to better align our cost structure with recent industry challenges that are negatively impacting our business, including increased competition and student adoption of generative AI products.

We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies, or other benefits that we may initially expect. In addition, restructuring activities has in the past and may continue to result in loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, or a negative impact on employee morale and productivity or our ability to attract highly skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.

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

We rely on Amazon Web Services (AWS) and other third-party software and service providers to provide systems, storage, and services for our website and any disruption of such services or a material change to our arrangements could adversely affect our business.

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

Similarly, the adoption of any laws or regulations affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments, such as the Restore Online Shoppers’ Confidence Act, may materially adversely affect our business, financial condition and results of operations. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. States. We are and have been in the past, and may be in the future, the subject of investigations, inquiries, and claims under such laws or regulations, including from the Federal Trade Commission (FTC).

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

Our customers outside of the United States generated approximately 13% of our net revenues during the year ended December 31, 2024, and our growth strategy includes further expanding our operations and customer base across all major global markets. An escalation in sanctions or export controls against regions where we operate, or the issuance of new sanctions designations or export restrictions against individuals and entities located in various regions, could result in decreased ability to provide our platform, services and software applications to existing or potential customers. Any limitation on our ability to operate in various global markets could adversely affect our business performance and growth prospects.

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

We have in the past and may in the future receive communications containing allegations of infringement, which we assess on a case-by-case basis. We may elect not to respond to the communication if we believe it is without merit or we may try to resolve disputes out-of-court by removing content or services we offer or paying licensing or other fees. If we fail to resolve such disputes, litigation may result. For example, we have been subject to lawsuits alleging copyright infringement. Litigation to defend these claims could be costly, divert our technical and management personnel, render us unable to use our current website or to market our service or sell our products and therefore harm our results of operations. We may not be adequately insured to cover claims of these types or indemnified for all liability that may be imposed on us. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results of operations.

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

Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/machine learning (ML) platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

We may expend significant resources or modify our business activities to try to protect against threats to our security or systems. However, while we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We have experienced security incidents in the past. For example, in April 2018, an unauthorized individual gained access to and exfiltrated user data for approximately 40 million users of chegg.com and certain other services in our family of brands, including EasyBib, (the “2018 Data Incident”). The types of information that may have been obtained by the threat actor included a Chegg user’s name, email address, shipping address, Chegg username, and Chegg password. For a small percentage of the impacted users who had entered details into our scholarship search service, the incident also exposed information about additional personal characteristics, including dates of birth, parents’ income range, sexual orientation, religious denomination, heritage and information concerning disabilities. We have faced other claims for allegedly misleading statements regarding our security measures to protect users' data and related internal controls and procedures and for failure to take reasonable security measures.

In October 2022, without any admission of liability, we entered into an agreement with the FTC containing a proposed consent order that will significantly impact our data security and privacy practices. The FTC consent order was finalized in January 2023. The FTC consent order requires us to establish, implement and maintain a comprehensive information security program, provide multi-factor authentication methods as an option or requirement for consumers, document and adhere to a detailed information retention schedule and provide consumers with online tools they can use to request access to or the deletion of their personal information. The consent order also requires us to obtain initial and biennial assessments of our Information Security and Governance Program ("ISP") from an independent third-party assessor and comply with detailed reporting requirements for the 20 year-duration of the order. We have completed our first such independent assessment of our ISP with no material findings. In addition, we are currently cooperating with the FTC on an investigation as to whether we have violated certain terms of the consent order. While we are unable to predict the outcome of, or developments following, this investigation, the development and resolution of this matter could negatively impact our business, results of operations, and financial condition.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy and social media laws, the GDPR, and the UK Age Appropriate Design Code impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases, have already been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.

Students who use some of our services, including high school students who use our Chegg Writing and Chegg Prep services, may be under the age of 18. Accordingly, our business is subject to certain laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to minors and impose additional restrictions on the ability of online services to collect information from minors. Although our policy is to avoid knowingly collecting personal information from children under the age of 13 and we do not believe that our websites or online services are directed to children under the age of 13, regulators or private plaintiffs could disagree with this assessment and challenge our compliance with the COPPA which impose enhanced notice, verifiable parental consent, data minimization, security and other data privacy requirements on child-directed sites and online services that our services are not designed to support.

Additionally, we may be subject to certain marketing laws that govern our use of personal information. For example, the CAN-SPAM and the TCPA impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Furthermore, under various other privacy laws and other obligations, we may be required to obtain certain consents to process personal data.

Foreign privacy, data protection, and other laws and regulations, particularly in Europe, are often at least as restrictive as, if not more restrictive than, those in the United States. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and together with the EU GDPR, the "GDPR"), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, some countries (including Europe) and states are considering or have passed legislation implementing requirements with respect to cross-border transfers of data or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For example, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

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

We use AI, including generative AI, and ML technologies in our products and services (collectively, “AI/ML” technologies). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

For example, proposed or recently adopted EU laws could significantly affect our business in the future. For example, the Digital Services Act or “DSA”, took effect in February of 2024, imposes new restrictions and requirements for our products and services, such as a prohibition on targeted advertising to minors in the EEA, and may significantly increase our compliance costs. The European Commission's proposed AI Act could also impose new obligations or limitations affecting our business, if and when it enters into force. The legal landscape with respect to privacy and data security in the U.S. and elsewhere is similarly in flux with a number of pending legislative and regulatory proposals that could have significant impacts on our business, if effected.

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

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of December 31, 2024, we had $207.5 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

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

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes). The aggregate principal amounts of both the 2026 notes and 2025 notes include $100 million from the initial purchasers fully exercising their option to purchase additional notes. As of December 31, 2024, the outstanding principal amount of our 2026 notes and 2025 notes was $128 million and $359 million, respectively.

The notes were issued in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes will depend on the capital markets and our financial condition at such time. Given the volume of our repurchases of the notes to date, our future repurchases may be restrained by the quantity available for sale on the capital markets. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Our Trust and Security organization (“T&S”) is responsible for implementing the ISP. T&S is led by our Chief Information Security Officer (“CISO”), Lonnie Benavides, who reports to our Chief Technology Officer (“CTO”), Chuck Geiger. T&S is made up of two sub-teams, each led by a director who reports to the CISO:

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

T&S also partners with other dedicated teams which report to our CTO:

•Operations and Analytics, which is responsible for identifying and measuring consumer fraud and abuse of our customer-facing services, implementing manual and automated operations to ensure these are within acceptable bounds, and working with our product and engineering teams to design and implement longer term solutions.
•Security and Fraud Engineering, which is responsible for building libraries, services, and integrations that interface with both backend and vendor systems to support the objectives of T&S.

Mr. Benavides joined Chegg in 2024 and has served various roles in information technology and security for over 25 years, including serving as CISO of a mortgage servicing company prior to joining Chegg. Mr. Benavides holds an undergraduate degree in Information Technology with a specialization in Information Assurance and Security and was a distinguished graduate of the US Air Force Secure Communications school. Mr. Geiger holds an undergraduate degree in computer science and has served in various roles in information technology for over 30 years, including serving as either the CTO or Executive Vice President of Technology of four companies prior to joining Chegg. Our CEO, CFO and General Counsel each hold degrees in their respective fields, and each have over 20 years of experience managing risks at Chegg and other companies, including risks arising from cybersecurity threats.

For discussion of our risk factors relating to cybersecurity and data privacy, see the “Risks Related to Data Privacy” section included in Part I, Item 1A, “Risk factors” of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California and consist of approximately 45,000 square feet of space under a lease that expires in November 2028. We have additional offices in Oregon in the United States and internationally in the United Kingdom, India, and Spain. Our corporate office leases expire at varying times between 2025 and 2033. We believe our facilities are adequate for our current needs and for the foreseeable future.

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

In addition, on February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google LLC and Alphabet Inc. ("Google"), asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AIO search experience, and seeking damages, restitution, disgorgement, and injunctive relief. Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case or whether Google will seek to counter claim, or the likelihood of success should Google do so.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of January 31, 2025, there were 25 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

We had no unregistered sales of our securities during the three months ended December 31, 2024.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended December 31, 2024.

Securities Repurchase Program

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of December 31, 2024, we had $207.5 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chegg under the Securities Act or the Exchange Act.

The following graph presents a comparison from December 31, 2019, through December 31, 2024, of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on December 31, 2019, in the common stock of Chegg, Inc., the S&P 500 and the NASDAQ Composite and data for the S&P 500 and the NASDAQ Composite assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students artificial intelligence (“AI”)-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who help ensure quality and accuracy. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.

Our long-term strategy is centered upon our ability to utilize our Subscription Services to increase student engagement with our learning platform. We continue to invest in the expansion of our offerings and technology platform to provide a more compelling and personalized solution and deepen engagement with students. We continue to integrate artificial intelligence into our platform, and it is now conversational, more instructional, and interactive. We remain focused on providing a holistic and differentiated product offering that supports the whole student with 360 degrees of individualized academic and functional support, including the delivery of high-quality and accurate content. We believe the investments we are making will allow us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail below and in Part II, Item 1A, “Risk Factors.”

Exploration of Strategic Alternatives

On February 24, 2025, we announced that we are undertaking a strategic review process and exploring a range of alternatives to maximize shareholder value, including being acquired, undertaking a go-private transaction, or remaining as a standalone public company. This review will be ongoing with our continued investment, innovation, and execution. We have not set a timetable for the completion of this process, and there can be no assurance that it will result in any transaction or outcome.

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

In June 2024, we undertook a strategic restructuring plan based on the environment in which we were operating to realign our expenses with the revenue trends at the time. The June 2024 restructuring plan included a reduction in workforce, the closure of two offices, and a change in our Chegg Skills offering such that we no longer offer Chegg Skills directly to customers. Since then, the factors described above have negatively impacted our business and our outlook. As a result, in November 2024, we announced an additional restructuring plan to further manage costs and align with the market. The November 2024 restructuring plan included a reduction in workforce and the closure of one office. During the year ended December 31, 2024, we recorded $24.6 million of restructuring charges and for fiscal year 2025, we expect to realize cost savings as a result of the restructuring plans. See Part I, Item 1A, “Risk Factors”, Note 6, “Property and Equipment, Net”, and Note 15, “Restructuring Charges” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K for additional information.

In September 2024 and June 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we determined that impairment tests for our goodwill, intangible assets and property and equipment were necessary. As a result, we recorded $677.2 million of impairment expense during the year ended December 31, 2024. See Note 6, “Property and Equipment, Net” and Note 7, “Goodwill and Intangible Assets” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 1, “Financial Statements” of this Annual Report on Form 10-K for additional information.

During the years ended December 31, 2024, and 2023, we generated net revenues of $617.6 million and $716.3 million, respectively, and in the same periods had a net loss of $837.1 million and a net income of $18.2 million.

We have presented revenues for our two product lines, Subscription Services and Skills and Other, based on how students view us and the utilization of our products by them. More detail on our two product lines is discussed in the next two sections titled “Subscription Services” and “Skills and Other.”

Subscription Services

Our Subscription Services can be accessed internationally through our websites and on mobile devices and include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu. Students typically pay to access our Subscription Services on a monthly basis. Revenues from our Subscription Services are primarily recognized ratably over the monthly subscription period whereas the number of subscribers are determined as those who have paid to access our services at any time during the period. Changes in revenues are primarily related to changes in subscribers. Our Chegg Study subscription service provides access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. When students need writing help, including plagiarism detection scans and creating citations for their papers, they can use our Chegg Writing subscription service. Our Chegg Math subscription service helps students understand math by providing a step-by-step math solver and calculator. We also offer our Chegg Study Pack as a premium subscription bundle of our Chegg Study, Chegg Writing, and Chegg Math services. Subscribers to Busuu have access to a premium language learning platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a huge community of members to practice alongside.

Skills and Other

Our Skills and Other product line includes revenues from Chegg Skills, advertising services, print textbooks and eTextbooks. Our Chegg Skills learning platform offers professional courses focused on the latest technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. We also provide a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

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

Research and Development

Research and development expenses consist of employee-related expenses, which includes salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development expenses also include technology costs to support our research and development, and outside services. We expense substantially all of our research and development expenses as they are incurred. Our research and development expenses continue to support new products and services as well as expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems. We intend to continue making significant investments in developing new products and services and enhancing the functionality of existing products and services.

Sales and Marketing

Sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, social media campaigns, and other initiatives. We incur employee-related expenses, which includes salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales, sales support functions, and amortization of acquired intangible assets. Our marketing expenses are largely variable and to the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels' shifts, we could see a corresponding change in our sales and marketing expenses.

General and Administrative

General and administrative expenses consist of employee-related expenses, which includes salaries, benefits and share-based compensation expense for certain executives as well as our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside services, legal and accounting services, and facilities expense.

Impairment Expense

Impairment expense consists of impairments of goodwill, intangible assets, and property and equipment, net.

Interest Expense, Net and Other Income, Net

Interest expense, net consists primarily of interest expense on the amortization of debt issuance costs related to the convertible senior notes. Other income, net consists primarily of interest income, gains on early extinguishment of the convertible senior notes, and realized gains/losses on the sale of our investments.

Provision For Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain non-US jurisdictions.

Results of Operations
The following table presents our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2024		2023
Net revenues	$617,574	100%	$716,295	100%
Cost of revenues(1)	180,927	29	225,941	32
Gross profit	436,647	71	490,354	68
Operating expenses:
Research and development(1)	170,431	28	191,705	27
Sales and marketing(1)	108,329	18	126,591	18
General and administrative(1)	217,756	35	236,183	33
Impairment expense	677,239	n/m	3,600	—
Total operating expenses	1,173,755	n/m	558,079	78
Loss from operations	(737,108)	n/m	(67,725)	(10)
Total interest expense, net and other income, net	48,742	9	118,037	17
(Loss) income before provision for income taxes	(688,366)	n/m	50,312	7
Provision for income taxes	(148,702)	n/m	(32,132)	(4)
Net (loss) income	$(837,068)	n/m	$18,180	3%

(1) Includes share-based compensation expense and restructuring charges as follows:
Share-based compensation expense:
Cost of revenues	$1,786		$2,256
Research and development	28,044		44,103
Sales and marketing	7,466		9,524
General and administrative	47,318		77,619
Total share-based compensation expense	$84,614		$133,502

Restructuring charges:
Cost of revenues	$762		$12
Research and development	11,387		1,692
Sales and marketing	2,630		1,228
General and administrative	9,824		2,772
Total restructuring charges	$24,603		$5,704
_______________________________________
*n/m - not meaningful

Years Ended December 31, 2024 and 2023

Net Revenues

The following table presents our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Years Ended December 31,		Change in 2024
	2024	2023	$	%
Subscription Services	$549,211	$640,520	$(91,309)	(14)%
Skills and Other	68,363	75,775	(7,412)	(10)
Total net revenues	$617,574	$716,295	$(98,721)	(14)

Subscription Services revenues decreased by $91.3 million, or 14%, during the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to a 14% decrease in subscribers who have paid to access our services. Subscription Services revenues as a percentage of net revenues were 89% during each of the years ended December 31, 2024 and 2023.

Skills and Other revenues decreased by $7.4 million, or 10%, during the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to lower revenues in Chegg Skills related to fewer enrollments. Skills and Other revenues as a percentage of net revenues were 11% during each of the years ended December 31, 2024 and 2023.

Cost of Revenues

The following table presents our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2024
	2024	2023	$	%
Cost of revenues(1)	$180,927	$225,941	$(45,014)	(20)%

(1) Includes share-based compensation expense of:	$1,786	$2,256	$(470)	(21)%
(1) Includes restructuring charges of:	$762	$12	$750	n/m
_______________________________________
*n/m - not meaningful

Cost of revenues decreased $45.0 million, or 20%, during the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to the absence of the $38.2 million content and related assets charge, lower contractor spend of $4.4 million, lower depreciation and amortization expense of $4.0 million, and lower payment processing fees of $2.9 million, which is primarily due to the decrease in subscribers who have paid to access our services, which was partially offset by higher web hosting fees of $2.5 million and the absence of the gain on disposition of textbooks of $1.2 million. Gross margins increased to 71% during the year ended December 31, 2024, from 68% during the same period in 2023.

See Note 6, “Property and Equipment, Net” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K for additional information on the content and related assets charge.

Operating Expenses

The following table presents our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2024
	2024	2023	$	%
Research and development(1)	$170,431	$191,705	$(21,274)	(11)%
Sales and marketing(1)	108,329	126,591	(18,262)	(14)
General and administrative(1)	217,756	236,183	(18,427)	(8)
Impairment expense	677,239	3,600	673,639	n/m
Total operating expenses	$1,173,755	$558,079	$615,676	n/m

(1) Includes share-based compensation expense of:
Research and development	$28,044	$44,103	$(16,059)	(36)%
Sales and marketing	7,466	9,524	(2,058)	(22)
General and administrative	47,318	77,619	(30,301)	(39)
Total share-based compensation expense	$82,828	$131,246	$(48,418)	(37)

(1) Includes restructuring charges of:
Research and development	$11,387	$1,692	$9,695	n/m
Sales and marketing	2,630	1,228	1,402	n/m
General and administrative	9,824	2,772	7,052	n/m
Total restructuring charges	$23,841	$5,692	$18,149	n/m
_______________________________________
*n/m - not meaningful

Research and Development

Research and development expenses decreased $21.3 million, or 11%, during the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to lower employee-related expenses of $28.8 million, which is primarily due to share-based compensation expense, partially offset by higher restructuring charges of $9.7 million. Research and development expenses as a percentage of net revenues were 28% during the year ended December 31, 2024 compared to 27% during the same period in 2023.

Sales and Marketing

Sales and marketing expenses decreased by $18.3 million, or 14%, during the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower depreciation and amortization expense of $12.0 million, which is primarily due to previously recognized impairment charges, lower employee-related expenses $4.3 million, which is primarily due to share-based compensation expense, and lower paid marketing expenses of $1.7 million. Sales and marketing expenses as a percentage of net revenues were 18% during each of the years ended December 31, 2024 and 2023.

General and Administrative

General and administrative expenses decreased $18.4 million, or 8%, during the year ended December 31, 2024 compared to the same period in 2023. The decrease was due to lower employee-related expenses of $38.6 million, which is primarily due to share-based compensation expense, partially offset by higher restructuring charges of $7.1 million, impairment of lease related assets of $5.6 million, and a higher loss contingency of $5.0 million. General and administrative expenses as a percentage of net revenues were 35% during the year ended December 31, 2024 compared to 33% during the same period in 2023.

Impairment Expense

Impairment expense was $677.2 million during the year ended December 31, 2024, consisting of impairments of goodwill, intangible assets, and other related property and equipment. Impairment expense was $3.6 million during the year ended December 31, 2023 consisting of an impairment of intangible assets.

See Note 6, “Property and Equipment, Net” and Note 7, “Goodwill and Intangible Assets” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 1, “Financial Statements” of this Annual Report on Form 10-K for additional information.

Interest Expense, Net and Other Income, Net

The following table presents our interest expense, net, and other income, net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2024
	2024	2023	$	%
Interest expense, net	$(2,590)	$(3,773)	$1,183	(31)%
Other income, net	51,332	121,810	(70,478)	(58)
Total interest expense, net and other income, net	$48,742	$118,037	$(69,295)	(59)

Interest expense, net decreased by $1.2 million, or 31%, during the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to the early extinguishment of a portion of the 2026 notes.

Other income, net decreased $70.5 million, or 58%, during the year ended December 31, 2024 compared to the same period in 2023, primarily due to a decrease in gain on early extinguishment of a portion of convertible senior notes of $66.4 million and a decrease in interest income of $9.4 million partially offset by the gain on the sale of equity investment of $3.8 million.
See Note 8, “Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the gain on early extinguishment of a portion of the 2026 notes and 2025 notes.

Provision for income taxes

The following table presents our provision for income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2024
	2024	2023	$	%
Provision for income taxes	$(148,702)	$(32,132)	$(116,570)	n/m
_______________________________________
*n/m - not meaningful
The $116.6 million change in provision for income taxes during the year ended December 31, 2024 compared to the same period in 2023, was primarily due to the establishment of a valuation allowance against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

	As of December 31,		Change in 2024
	2024	2023	$	%
Cash, cash equivalents, investments	$528,374	$579,561	$(51,187)	(9)%
Convertible senior notes, net(1)	485,949	599,837	(113,888)	(19)
_____________________________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments decreased $51.2 million, or 9%, during the year ended December 31, 2024 primarily due to the early extinguishment of a portion of the 2026 notes of $96.5 million and purchases of property and equipment of $75.0 million, partially offset by the net cash provided by operating activities of $125.2 million.

Convertible senior notes, net decreased $113.9 million, or 19%, during the year ended December 31, 2024 primarily due to the early extinguishment of a portion of the 2026 notes.

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

As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and investments totaling $528.4 million, which were held for working capital purposes. The substantial majority of our net revenues are from e-commerce transactions with students, which are settled within a few days through payment processors, as opposed to our accounts payable, which are settled based on contractual payment terms with our suppliers. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of December 31, 2024, we have incurred cumulative losses of $889.4 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As we planned to repatriate a portion of the earnings from our subsidiary in India, we accrued a total tax liability of $5.2 million. In November 2024, our subsidiary in India distributed $23.0 million to the United States, resulting in a remittance of $3.5 million in withholding tax. As of December 31, 2024, the net cumulative tax expense related to future distributions amounts to $1.7 million. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table presents our contractual obligations and other commitments as of December 31, 2024 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Convertible senior notes (1)	$487,044	$359,138	$127,906
Purchase obligations (2)	172,827	61,170	111,657
Operating lease obligations (3)	29,165	6,822	22,343
Total contractual obligations	$689,036	$427,130	$261,906
_____________________________________________________
(1) Consists of the remaining principal amount due upon maturity and cash interest payments. Our convertible senior notes are recorded on our consolidated balance sheets at their carrying amounts. As of December 31, 2024, the carrying amount of the 2026 notes and 2025 notes was $127.3 million and $358.6 million, respectively.

(2) Represents contractual obligations primarily related to information technology services.
(3) Our corporate offices are leased under operating leases, which expire at various dates through 2033.

In addition, we are also subject to certain legal proceedings and claims in the ordinary course of business and record a liability when we believe that a loss is probable and reasonably estimable. As of December 31, 2024, we've recognized an estimated loss contingency accrual of $7.0 million related to one of our legal proceedings. The timing of such payment is uncertain and we are unable to reliably estimate the timing and therefore have not included in the above table. See Note 10, “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements included in Part I, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

The following table presents our consolidated statements of cash flows data for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2024
	2024	2023	$	%
Net cash provided by operating activities	$125,205	$246,198	$(120,993)	(49)%
Net cash provided by investing activities	11,345	268,673	(257,328)	(96)
Net cash used in financing activities	(109,142)	(852,770)	743,628	(87)

Net cash provided by operating activities decreased $121.0 million, or 49%, during the year ended December 31, 2024, compared to the same period in 2023 and was primarily driven by lower bookings as well as timing of bill payments.

Net cash provided by investing activities decreased $257.3 million, or 96%, during the year ended December 31, 2024, compared to the same period in 2023 and was primarily driven by lower cash from investment maturities of $425.5 million and lower cash proceeds from the sale of investments of $324.5 million partially offset by an increase in cash used for the purchases of investments of $467.0 million.

Net cash used in financing activities decreased $743.6 million, or 87%, during the year ended December 31, 2024, compared to the same period in 2023 and was primarily related to lower repurchases of our convertible senior notes of $409.5 million and lower repurchases of our common stock of $332.2 million.

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

Impairment of Intangible Assets and Long-Lived Assets

Intangible assets and long-lived assets are tested for impairment, at the asset group level, at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that we consider include the recognition of goodwill impairment charges or planned changes in the use of the asset group. When measuring the recoverability, we make assumptions regarding our estimated future undiscounted cash flows expected to be generated by the asset group. If the asset group is not recoverable, we proceed to estimating the fair value of the asset group, which includes assumptions regarding future growth rates and the amount and timing of expected future cash flow. If our estimates or related assumptions are inaccurate, our conclusion on whether these assets are recoverable or impaired could be incorrect, which could whether we recognize an impairment in a given period.

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

If our qualitative assessment concludes that it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment of impairment is performed. Performing a quantitative impairment test includes the determination of fair value and involves significant estimates and assumptions including, among others, forecasted revenue growth rates, operating margins and capital expenditures, and discount rates used to calculate projected future cash flows. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. If estimates or related assumptions change, this could have a significant impact on either the fair value of our reporting unit, the amount of any goodwill impairment, or both.

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

Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied subject to continuing service over the requisite service period. Share-based compensation expense recognized related to PSUs with a financial and strategic performance target is subject to the achievement of performance objectives and requires significant judgment by management in determining the current level of attainment of such performance objectives. Management may consider factors such as the latest financial forecasts and general business trends in the assessment of PSU award attainment. Subsequent changes to these considerations may have a material impact on the amount of share-based compensation expense recognized in the period, which may lead to volatility of share-based compensation expense period-to-period. If the performance objectives are not met or service is no longer provided, no share-based compensation expense will be recognized, and any previously recognized share-based compensation expense will be reversed.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, Euro, and British Pound Sterling, and changes in the relative value of the U.S. dollar to these currencies may have an impact. We have experienced and will continue to experience fluctuations in net (loss) income as a result of transaction gains or losses related to remeasuring certain amounts that are denominated in foreign currencies.

We accept foreign currencies from our international customers and our international revenues were 13%, 14% and 15% of total net revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, a portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies. Unfavorable fluctuations in foreign currency exchange rates may have an adverse impact on our total net revenues or total operating expenses, however, we do not believe a hypothetical 10% strengthening or weakening of the U.S. dollar against foreign currencies would have a material impact on our results of operations. To date, we have not entered into derivatives or hedging strategies to mitigate risk related to changes in foreign currency exchange rates and continually monitor our foreign currency exchange exposure.

Interest Rate Sensitivity

As of December 31, 2024 and 2023, we had cash and cash equivalents totaling $161.5 million and $135.8 million, respectively, and investments of $366.9 million and $443.8 million, respectively. Our cash and cash equivalents consist of cash and money market funds and investments consist of corporate debt securities and U.S. treasury securities. Changes in U.S. interest rates, affect the interest earned on our cash and cash equivalents and the market value of our investments. A hypothetical 100 basis point increase or decrease in interest rates would result in a $4.3 million increase or decline in the fair value of our investments as of December 31, 2024. Any realized gains or losses resulting from interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash, cash equivalents, and investments in which we invested our cash.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Convertible Senior Notes — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

In November 2024, the Company extinguished $116.6 million principal amount of the 2026 Notes, for a total reacquisition price of $96.5 million (including $0.3 million in fees). The Company elected to reacquire and not cancel the partially extinguished 2026 notes and left the associated capped call transactions outstanding. This resulted in a gain on extinguishment of $19.5 million during the year ended December 31, 2024.

Auditing the following elements involved a higher degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required of the Company’s accounting assessment of the settlement including the conclusion that the settlement should be accounted for as an extinguishment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the partial extinguishment of the 2026 convertible senior notes included the following, among others:

•We tested the operating effectiveness of the internal controls over the Company’s accounting for the partial extinguishment of the 2026 convertible senior notes.

•Our testing included reading the underlying repurchase agreements and evaluating the Company’s accounting analysis underlying the accounting of the convertible senior notes, evaluating the determination that the partial repurchase of the 2026 convertible senior notes was a debt extinguishment, obtaining audit evidence of the repurchases and recalculating the gain on extinguishment.

•We utilized more experienced professionals on our team when evaluating management’s assessment of the accounting for the partial extinguishment.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2025

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 24, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2025

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$161,475	$135,757
Short-term investments	154,249	194,257
Accounts receivable, net of allowance of $190 and $376 at December 31, 2024 and December 31, 2023, respectively	23,641	31,404
Prepaid expenses	17,100	20,980
Other current assets	81,094	32,437
Total current assets	437,559	414,835
Long-term investments	212,650	249,547
Property and equipment, net	170,648	183,073
Goodwill, net	—	631,995
Intangible assets, net	10,347	52,430
Right of use assets	22,256	25,130
Deferred tax assets, net	964	141,843
Other assets	14,527	28,382
Total assets	$868,951	$1,727,235
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,159	$28,184
Deferred revenue	39,217	55,336
Accrued liabilities	115,360	77,863
Current portion of convertible senior notes, net	358,605	357,079
Total current liabilities	528,341	518,462
Long-term liabilities
Convertible senior notes, net	127,344	242,758
Long-term operating lease liabilities	18,509	18,063
Other long-term liabilities	1,776	3,334
Total long-term liabilities	147,629	264,155
Total liabilities	675,970	782,617
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 104,880,048 and 102,823,700 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	105	103
Additional paid-in capital	1,114,550	1,031,627
Accumulated other comprehensive loss	(32,233)	(34,739)
Accumulated deficit	(889,441)	(52,373)
Total stockholders’ equity	192,981	944,618
Total liabilities and stockholders’ equity	$868,951	$1,727,235
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net revenues	$617,574	$716,295	$766,897
Cost of revenues	180,927	225,941	197,396
Gross profit	436,647	490,354	569,501
Operating expenses:
Research and development	170,431	191,705	196,637
Sales and marketing	108,329	126,591	147,660
General and administrative	217,756	236,183	216,247
Impairment expense	677,239	3,600	—
Total operating expenses	1,173,755	558,079	560,544
(Loss) income from operations	(737,108)	(67,725)	8,957
Interest expense, net and other income, net
Interest expense, net	(2,590)	(3,773)	(6,040)
Other income, net	51,332	121,810	101,029
Total interest expense, net and other income, net	48,742	118,037	94,989
(Loss) income before (provision for) benefit from income taxes	(688,366)	50,312	103,946
(Provision for) benefit from income taxes	(148,702)	(32,132)	162,692
Net (loss) income	$(837,068)	$18,180	$266,638
Net (loss) income per share
Basic	$(8.10)	$0.16	$2.09
Diluted	$(8.10)	$(0.34)	$1.34
Weighted average shares used to compute net (loss) income per share
Basic	103,300	116,504	127,557
Diluted	103,300	128,569	149,859
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(837,068)	$18,180	$266,638
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments, net of tax	585	5,534	(1,348)
Change in foreign currency translation adjustments, net of tax	1,921	17,215	(50,806)
Other comprehensive income (loss)	2,506	22,749	(52,154)
Total comprehensive (loss) income	$(834,562)	$40,929	$214,484
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	136,952	$137	$1,449,305	$(5,334)	$(337,191)	$1,106,917
Repurchases of common stock	(12,709)	(13)	(323,515)	—	—	(323,528)
Issuance of common stock upon exercise of stock options and ESPP	437	—	6,475	—	—	6,475
Net share settlement of equity awards	1,794	2	(26,549)	—	—	(26,547)
Share-based compensation expense	—	—	138,788	—	—	138,788
Other comprehensive loss	—	—	—	(52,154)	—	(52,154)
Net income	—	—	—	—	266,638	266,638
Balances at December 31, 2022	126,474	126	1,244,504	(57,488)	(70,553)	1,116,589
Repurchases of common stock	(26,506)	(26)	(337,683)	—	—	(337,709)
Issuance of common stock upon exercise of stock options and ESPP	512	1	4,162	—	—	4,163
Net share settlement of equity awards	2,344	2	(16,440)	—	—	(16,438)
Share-based compensation expense	—	—	136,787	—	—	136,787
Net proceeds from capped call related to extinguishments of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	22,749	—	22,749
Net income	—	—	—	—	18,180	18,180
Balances at December 31, 2023	102,824	103	1,031,627	(34,739)	(52,373)	944,618
Repurchases of common stock	(2,116)	(2)	(16)	—	—	(18)
Issuance of common stock upon exercise of ESPP	859	1	2,632	—	—	2,633
Net share settlement of equity awards	3,313	3	(9,239)	—	—	(9,236)
Share-based compensation expense	—	—	89,546	—	—	89,546
Other comprehensive income	—	—	—	2,506	—	2,506
Net loss	—	—	—	—	(837,068)	(837,068)
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(837,068)	$18,180	$266,638
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	84,614	133,502	133,456
Depreciation and amortization expense	78,344	129,718	89,997
Deferred tax assets	143,319	26,575	(168,679)
(Gain)/loss on early extinguishments of debt	(19,515)	(85,926)	(93,519)
Loss contingency accrual	—	7,000	—
Impairment expense	677,239	3,600	—
Loss from write-offs of property and equipment	5,795	4,137	3,549
Amortization of debt issuance costs	2,147	3,156	5,166
Operating lease expense, net of accretion	5,864	6,079	6,327
Realized loss on sale of investments	27	2,106	9,675
Gain on textbook library, net	—	—	(4,976)
Print textbook depreciation expense	—	—	1,610
Gain on foreign currency remeasurement of purchase consideration	—	—	(4,628)
Impairment on lease related assets	5,557	—	5,225
Other non-cash items	656	(1,228)	378
Change in assets and liabilities, net of effect of acquisition of business:
Accounts receivable	7,771	(7,799)	(3,752)
Prepaid expenses and other current assets	(41,732)	3,476	17,191
Other assets	1,130	10,829	14,563
Accounts payable	(12,376)	13,057	(4,144)
Deferred revenue	(15,885)	(1,585)	7,538
Accrued liabilities	47,103	(7,342)	(20,111)
Other liabilities	(7,785)	(11,337)	(5,768)
Net cash provided by operating activities	125,205	246,198	255,736
Cash flows from investing activities
Purchases of property and equipment	(74,953)	(83,052)	(103,092)
Purchases of textbooks	—	—	(3,815)
Proceeds from disposition of textbooks	—	9,787	6,003
Purchases of investments	(170,950)	(637,939)	(730,509)
Proceeds from sale of investments	70,077	394,533	458,489
Maturities of investments	171,671	597,197	884,940
Proceeds from sale of strategic equity investments	15,500	—	—
Acquisition of business, net of cash acquired	—	—	(401,125)
Purchases of strategic equity investments	—	(11,853)	(6,000)
Net cash provided by investing activities	11,345	268,673	104,891
Cash flows from financing activities
Proceeds from common stock issued under stock plans, net	2,636	4,165	6,477
Payment of taxes related to the net share settlement of equity awards	(9,239)	(16,440)	(26,549)
Repayment of convertible senior notes	(96,520)	(505,986)	(401,203)
Proceeds from exercise of convertible senior notes capped call	—	297	—
Payment of withholding tax	(3,450)	—	—
Repurchase of common stock	(2,569)	(334,806)	(323,528)
Net cash used in financing activities	(109,142)	(852,770)	(744,803)
Effect of exchange rate changes	(1,025)	21	4,137
Net increase (decrease) in cash, cash equivalents and restricted ca	26,383	(337,878)	(380,039)
Cash, cash equivalents and restricted cash, beginning of period	137,976	475,854	855,893
Cash, cash equivalents and restricted cash, end of period	$164,359	$137,976	$475,854
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flow data:
Cash paid during the period for:
Interest	$449	$741	$875
Income taxes, net of refunds	$8,085	$11,074	$6,841
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,243	$9,042	$8,863
Right of use assets obtained in exchange for lease obligations:
Operating leases	$10,108	$12,407	$10,232
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$5,850	$9,650	$4,927

	December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$161,475	$135,757	$473,677
Restricted cash included in other current assets	956	—	63
Restricted cash included in other assets	1,928	2,219	2,114
Total cash, cash equivalents and restricted cash	$164,359	$137,976	$475,854
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students artificial intelligence (“AI”)-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who help ensure quality and accuracy. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.
Basis of Presentation

Our fiscal year ends on December 31 and in this report, we refer to the year ended December 31, 2024, December 31, 2023, and December 31, 2022 as 2024, 2023, and 2022, respectively.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $3.6 million of impairment of intangible assets has been reclassified from general and administrative expense to impairment expense on our consolidated statements of operations during the year ended December 31, 2023 as well as from impairment of intangible asset to impairment expense on our consolidated statements of cash flows during the year ended December 31, 2023. These changes in presentation do not affect previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense including estimated forfeitures, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill, intangible assets and long-lived assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Chegg and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash and money market funds at financial institutions, and are stated at cost, which approximates fair value. We classify certain restricted cash balances within other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

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

Investments

We hold investments in corporate debt securities and U.S. treasury securities. We classify our investments as available-for-sale that are either short or long-term based on the remaining contractual maturity of the investment. Our investments are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, net of taxes, included in other comprehensive income (loss) on our consolidated statements of stockholders’ equity. Unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other income, net on our consolidated statements of operations, rather than as a reduction to other comprehensive income (loss), when a decline in fair value has resulted from a credit loss. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of eighteen months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. We determine realized gains or losses on the sale of investments on a specific identification method and record such gains or losses as other income, net.

The estimated fair value of our investments is based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds and U.S. treasury securities, we classify our fixed income available-for-sale investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. We do not hold any investments valued with a Level 3 input.

Accounts Receivable, Net of Allowance

Accounts receivable is recorded at the invoiced amount and are non-interest bearing. We generally grant uncollateralized credit terms to our customers, which include partners and advertising customers.

We maintain an estimated allowance provision to account for potentially uncollectible accounts receivable based upon expected credit losses for outstanding receivables. Our estimate is derived using a variety of factors including historical collection and loss patterns, the current aging of accounts receivable, geographic and other customer-specific credit risk factors, and reasonable and supportable forecasts of future economic conditions which inform adjustments to historical loss patterns. The estimated allowance provision is classified as general and administrative operating expenses on our consolidated statements of operations. Accounts receivable that are deemed to be uncollectible are written off, net of expected or actual recoveries.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and investments in accordance with our investment policy. We place the majority of our cash and cash equivalents with financial institutions in the United States that we believe to be of high credit quality, and accordingly minimal credit risk exists with respect to these instruments. Certain of our cash balances held with a financial institution are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investments diversified among security types, industries and issuers. Our investments were held and managed by recognized financial institutions that followed our investment policy with the main objective of preserving capital, generating a competitive return, and maintaining liquidity.
Concentrations of credit risk with respect to accounts receivables exist to the full extent of amounts presented in the financial statements. No customers represented over 10% of our net accounts receivable balance as of December 31, 2024 and December 31, 2023. No customers represented over 10% of net revenues during the years ended December 31, 2024, 2023 or 2022.

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

We capitalize certain costs associated with software developed or obtained for internal use and website development. We capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades. Depreciation expense is classified within cost of revenues or operating expenses categories on our consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if certain events or indicators of impairment occur between annual impairment tests. We first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In our qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events. If our qualitative assessment concludes that it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment of impairment is performed. In the quantitative test, we compare fair value, estimated utilizing the income approach, based on present value techniques, to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, limited to the remaining balance of goodwill.

Intangible Assets

Intangible assets are amortized over their estimated useful lives. Intangible assets are tested for impairment at the asset group level at least annually or when events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (ROU) assets and operating lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease agreements typically do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatement, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term. ROU assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Convertible Senior Notes, net

Convertible senior notes, including the embedded conversion features, are accounted for under the traditional convertible debt accounting model entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets or the holders have the option to convert the notes at any time within twelve months after the reporting date; otherwise, we classify it as a long-term liability as we retain the election to settle conversion requests in shares of our common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and recorded at fair value with changes in fair value recorded in other income, net on our consolidated statements of operations. The fair value of any derivative instruments related to the notes are determined utilizing Level 2 inputs. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other income, net on our consolidated statements of operations.

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

Research and Development Expense

Research and development expenses consist of employee-related expenses, which includes salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development expenses also include technology costs to support our research and development, and outside services. We expense substantially all of our research and development expenses as they are incurred.

Paid Marketing Expense

Paid marketing expenses are expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2024, 2023, and 2022, paid marketing expenses were approximately $55.4 million, $57.4 million and $62.0 million, respectively.

Share-based Compensation Expense

Share-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs) with either a market-based condition or financial and strategic performance targets, and employee stock purchase plan (ESPP) is accounted for under the fair value method based on the grant-date fair value of the award. Share-based compensation expense for RSUs and PSUs with financial and strategic performance targets is measured based on the closing fair market value of our common stock, PSUs with a market-based condition are estimated using a Monte Carlo simulation model, and ESPP is estimated using the Black-Scholes-Merton option pricing model. We recognize share-based compensation expense on a straight-line basis for RSUs and ESPP and on a graded basis for PSUs. Share-based compensation expense is reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Vesting for all awards is subject to continued service over the requisite service period, which is generally the vesting period. Vesting of PSUs with a market-based condition is also subject to the achievement of certain per share price of our common stock targets and vesting of PSUs with financial and strategic performance targets is also subject to our achievement of specified financial and strategic performance targets. RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. RSUs typically vest over one or three years, while PSUs with a market-based condition typically vest over a four-year period and PSUs with financial and strategic performance targets typically vest over a three-year period. Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied whereas share-based compensation expense for PSUs with financial performance targets is recognized upon estimated or actual achievement of such targets. We assess the achievement of financial and strategic performance targets on a quarterly basis and adjust our share-based compensation expense as appropriate.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by adjusting net (loss) income for all related convertible senior notes activity, net of tax, and adjusting the weighted-average number of shares of common stock outstanding for all potential shares of common stock, including stock options, PSUs, RSUs, and shares related to convertible senior notes, to the extent dilutive. This assumes that all stock options and dilutive convertible shares were exercised or converted and is computed by applying the treasury stock method for outstanding stock options, PSUs, and RSUs, and the if-converted method for outstanding convertible senior notes. Under the treasury stock method, options, PSUs, and RSUs are assumed to be exercised or vested at the beginning of the period or at the time of issuance, if later, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible senior notes are assumed to be converted into common stock at the beginning of the period or at the time of issuance, if later.

Foreign Currency Translation and Remeasurement

The functional currency of our foreign subsidiaries is the local currency, and our reporting currency is the U.S. Dollar. Adjustments resulting from the translation of foreign currencies into U.S. Dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from the remeasurement of foreign currency transactions, which are denominated in currencies other than the functional currency, are included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the gains and losses from remeasurement of foreign currency transactions were not material. During the year ended December 31, 2022, net gains from remeasurement of foreign currency transactions were $3.7 million.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-04, Debt—Debt with Conversion and Other Options. ASU 2024-04 improves the relevance and consistency in application of the induced conversion guidance requirements in Accounting Standards Codification (ASC) 470-20—Debt. Early adoption is permitted, and the guidance can be applied on either a prospective or retrospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We did not early adopt ASU 2024-04 and we are currently in the process of evaluating the impact of this guidance.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to financial statements. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We did not early adopt ASU 2024-03 and we are currently in the process of evaluating the impact of this guidance.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We did not early adopt ASU 2024-02 and do not believe it will have a significant impact on our financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances current interim and annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280—Segment Reporting on an interim and annual basis. In 2024, we adopted ASU 2023-07 on a retrospective basis for annual periods starting with this Annual Report on Form 10-K. For further information on the additional reportable segment disclosures, refer to “Note 18, Segment Information.”

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

The following table presents our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2024		Change in 2023
	2024	2023	2022	$	%	$	%
Subscription Services	$549,211	$640,520	$671,968	$(91,309)	(14)%	$(31,448)	(5)%
Skills and Other	68,363	75,775	94,929	(7,412)	(10)	(19,154)	(20)
Total net revenues	$617,574	$716,295	$766,897	$(98,721)	(14)	$(50,602)	(7)

During the years ended December 31, 2024, 2023, and 2022, we recognized $53.5 million, $54.5 million and $33.9 million, respectively, of revenues that were included in our deferred revenue balance at the beginning of each respective fiscal year. During the year ended December 31, 2024, we recognized revenues of $2.8 million from performance obligations satisfied in previous periods and during the years ended December 31, 2023, and 2022, we recognized an immaterial amount of revenues from performance obligations satisfied in previous periods. As of December 31, 2024 and 2023, the closing balance of deferred contract costs was $2.8 million and $6.0 million, respectively, and we recognized $16.1 million and $15.8 million of deferred contract cost amortization during the years ended December 31, 2024 and 2023, respectively.

Contract Balances

The following table presents our accounts receivable, net, contract assets, and deferred revenue balances (in thousands, except percentages):

	December 31,		Change
	2024	2023	$	%
Accounts receivable, net	$23,641	$31,404	$(7,763)	(25)%
Contract assets	7,027	8,598	(1,571)	(18)
Deferred revenue	39,217	55,336	(16,119)	(29)

During the year ended December 31, 2024, our accounts receivable, net balance decreased by $7.8 million, or 25%, primarily due to lower bookings from Chegg Skills. During the year ended December 31, 2024, our contract assets balance decreased by $1.6 million or 18%, primarily due to our Skills offering. During the year ended December 31, 2024, our deferred revenue balance decreased by $16.1 million, or 29%, primarily due to lower bookings from Subscription Services and Chegg Skills.

Note 4. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Basic
Numerator:
Net (loss) income	$(837,068)	$18,180	$266,638
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	103,300	116,504	127,557

Net (loss) income per share, basic	$(8.10)	$0.16	$2.09

Diluted
Numerator:
Net (loss) income	$(837,068)	$18,180	$266,638
Convertible senior notes activity, net of tax	—	(61,694)	(65,444)
Net (loss) income, diluted	$(837,068)	$(43,514)	$201,194
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	103,300	116,504	127,557
Shares related to stock plan activity	—	—	968
Shares related to convertible senior notes	—	12,065	21,334
Weighted average shares used to compute net (loss) income per share, diluted	103,300	128,569	149,859

Net (loss) income per share, diluted	$(8.10)	$(0.34)	$1.34

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2024	2023	2022
Shares related to stock plan activity	7,206	8,442	3,556
Shares related to convertible senior notes	9,234	—	—
Total common stock equivalents	16,440	8,442	3,556

Note 5. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$28,716	$—	$—	$28,716
Money market funds	Level 1	132,759	—	—	132,759
Total cash and cash equivalents		$161,475	$—	$—	$161,475
Short-term investments:
Corporate debt securities	Level 2	$113,968	$157	$(29)	$114,096
U.S. treasury securities	Level 1	40,162	—	(9)	40,153
Total short-term investments		$154,130	$157	$(38)	$154,249
Long-term investments:
Corporate debt securities	Level 2	$133,516	$736	$(78)	$134,174
U.S. treasury securities	Level 1	78,405	97	(26)	78,476
Total long-term investments		$211,921	$833	$(104)	$212,650

	December 31, 2023
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$45,050	$—	$—	$45,050
Money market funds	Level 1	90,707	—	—	90,707
Total cash and cash equivalents		$135,757	$—	$—	$135,757
Short-term investments:
Corporate debt securities	Level 2	$69,548	$—	$(170)	$69,378
U.S. treasury securities	Level 1	25,734	—	(114)	25,620
Agency bonds	Level 2	99,505	—	(246)	99,259
Total short-term investments		$194,787	$—	$(530)	$194,257
Long-term investments:
Corporate debt securities	Level 2	$191,467	$898	$(213)	$192,152
U.S. treasury securities	Level 1	57,287	165	(57)	57,395
Total long-term investments		$248,754	$1,063	$(270)	$249,547

As of December 31, 2024, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the years ended December 31, 2024, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors.

The following table presents the realized gain and loss related to our investments (in thousands):

	Years Ended December 31,
	2024	2023	2022
Realized gain	$16	$346	$64
Realized loss	(43)	(2,452)	(9,739)
Realized loss on sale of investments	$(27)	$(2,106)	$(9,675)

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of December 31, 2024 (in thousands):

	December 31, 2024
	Adjusted Cost	Fair Value
Due within one year	$154,130	$154,249
Due after one year through three years	211,921	212,650
Investments not due at a single maturity date	132,759	132,759
Total	$498,810	$499,658

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In May 2023, we entered into a $15.0 million commitment to invest in Sound Ventures AI Fund, L.P. (Sound Ventures), a limited partnership that invests in artificial intelligence companies, for an approximate 6% ownership. We accounted for our investment under the equity method of accounting. As of December 31, 2023, the carrying amount of our investment was $11.7 million. On January 1, 2024, we sold our investment for a total cash consideration of $15.5 million, resulting in a gain of $3.8 million. The cash payment received was included within cash flows from investing activities on our consolidated statements of cash flows and the gain was included within other income, net on our consolidated statements of operations.

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

We did not record any impairment charges on our strategic investments during the years ended December 31, 2024, 2023 and 2022, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuers during the years ended December 31, 2024, 2023 and 2022.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of December 31, 2024 and 2023 was $105.8 million and $202.9 million, respectively. The estimated fair value of the 2025 notes as of December 31, 2024 and 2023 was $350.4 million and $329.5 million, respectively. For further information on the notes refer to Note 8, “Convertible Senior Notes.”

Note 6. Property and Equipment, Net

The following table presents our property and equipment, net balances (in thousands):

	December 31,
	2024	2023
Content	$381,629	$346,749
Internal-use software and website development	67,612	51,855
Leasehold improvements	8,207	10,857
Furniture and fixtures	3,346	4,607
Computer and equipment	2,953	3,496
Property and equipment	463,747	417,564
Less accumulated depreciation	(293,099)	(234,491)
Property and equipment, net	$170,648	$183,073

Depreciation expense during the years ended December 31, 2024, 2023, and 2022 was $68.3 million, $105.3 million, which included the $34.2 million accelerated depreciation discussed below, and $64.1 million, respectively.

In connection with the November 2024 restructuring, we streamlined our product experiences and in connection with the June 2024 restructuring, we announced that we will no longer offer Chegg Skills directly to customers. As a result, we impaired internal-use software and content assets and accelerated depreciation of certain content assets of $6.1 million during the year ended December 31, 2024, which were classified as cost of revenues on our consolidated statements of operations. For further information on the November 2024 and June 2024 restructurings, see Note 15, “Restructuring Charges.”

In connection with the intangible assets impairment analysis performed in June 2024, we also recorded an impairment of $10.0 million related to property and equipment, consisting of $6.6 million of content assets and $3.4 million of internal-use software assets, during the year ended December 31, 2024, which was classified as impairment expense on our consolidated statements of operations. For further information on the intangible assets impairment analysis, see Note 7, “Goodwill and Intangible Assets.”

In connection with the design and build of our new generative AI experience in August 2023, we streamlined our product experiences. As a result, during the year ended December 31, 2023, we elected to abandon certain content and internal-use software assets and recorded charges of $38.2 million, consisting of $34.2 million of accelerated depreciation over shortened useful lives for completed assets, impaired internal-use software assets of $2.6 million, and $1.4 million in other costs recognized in association with abandoning these assets. All of which were classified as cost of revenues on our consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of our goodwill balances (in thousands):

	December 31,
	2024	2023
Beginning balance	$631,995	$615,093
Impairment expense	(635,391)	—
Foreign currency translation adjustment	3,396	16,902
Ending balance	$—	$631,995

In September 2024 and June 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we evaluated our current operating performance. Accordingly, we determined that there were indicators of impairment and a quantitative assessment was necessary. In the quantitative assessment, we estimated the fair value of our reporting unit utilizing an income approach, based on the present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the weighted average cost of capital, growth rates, and amount and timing of expected future cash flows. As a result of the quantitative assessment, we determined that goodwill was impaired as the fair value of our reporting unit was less than the carrying value. As such, during the year ended December 31, 2024, we recorded impairment expense of $635.4 million equal to the excess of the carrying value of our reporting unit over the estimated fair value, limited to the remaining balance of goodwill, which was classified as impairment expense on our consolidated statements of operations. We did not record goodwill impairment expense during the years ended December 31, 2023, and 2022.

Intangible Assets

The following table presents our intangible assets balances (in thousands, except weighted-average amortization period):

	December 31, 2024
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(63,029)	$(29,369)	$(3,958)	$10,347
Content libraries	60	12,230	(12,230)	—	—	—
Customer lists	35	34,190	(32,892)	—	(1,298)	—
Trade and domain names	52	16,213	(13,343)	(2,493)	(377)	—
Total intangible assets	67	$169,336	$(121,494)	$(31,862)	$(5,633)	$10,347

	December 31, 2023
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(55,651)	$—	$(3,757)	$47,295
Content libraries	60	12,230	(11,189)	—	—	1,041
Customer lists	35	34,190	(31,836)	—	(1,298)	1,056
Trade and domain names	52	16,213	(12,817)	—	(358)	3,038
Total intangible assets	67	$169,336	$(111,493)	$—	$(5,413)	$52,430

During the years ended December 31, 2024, 2023 and 2022, intangible assets amortization expense was $10.0 million, $24.4 million and $25.9 million, respectively.

In conjunction with our goodwill impairment analysis in June 2024, we determined that there were indicators of impairment for our Busuu assets and a recoverability test was necessary. In the recoverability test, we determined that the expected future undiscounted cash flows for the asset group were not sufficient to recover the carrying value. We then proceeded in estimating the fair value of the asset group utilizing the income approach, based on a present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the growth rates and amount and timing of expected future cash flows. As a result of the impairment test, we determined the asset group was impaired and recorded a $31.9 million impairment expense related to the intangible assets during the year ended December 31, 2024, which was classified as impairment expense on our consolidated statements of operations. In connection with the design and build of our new generative AI experience in August 2023, we streamlined our product experiences. During the year ended December 31, 2023, we recognized an impairment charge on our indefinite-lived intangible asset of $3.6 million.

The following table presents the estimated future intangible assets amortization expense (in thousands):

December 31, 2024
2025	$4,240
2026	3,897
2027	1,776
2028	407
2029	27
Total	$10,347

Note 8. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes, together with the 2026 notes, the notes). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2025 notes bear interest of 0.125% per year which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The 2025 notes will mature on March 15, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. As of December 31, 2024, 9,297,800 and 6,961,352 shares remained underlying the 2026 notes and 2025 notes, respectively.

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

As of December 31, 2024, the 2026 notes are not convertible and have been classified as a long-term liability. As of December 31, 2024, the 2025 notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date and have been classified as a current liability. We expect to settle any 2025 Notes conversion requests in shares of our common stock.

In November 2024, in connection with our securities repurchase program, we extinguished $116.6 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for a total consideration of $96.2 million, which was paid to the holders in cash. We also incurred approximately $0.3 million in fees resulting in a total reacquisition price of $96.5 million. The carrying amount of the extinguished notes was $116.0 million resulting in a $19.5 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding.

The following table presents the net carrying amount of the notes (in thousands):

	December 31, 2024		December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal amount	$127,906	$358,914	$244,479	$358,914
Unamortized issuance costs	(562)	(309)	(1,721)	(1,835)
Net carrying amount	$127,344	$358,605	$242,758	$357,079

The following table presents the total interest expense recognized related to the notes (in thousands):

	Years Ended December 31,
	2024	2023	2022
2026 notes:
Contractual interest expense	$—	$—	$—
Amortization of issuance costs	620	1,035	2,196
Total 2026 notes interest expense	$620	$1,035	$2,196
2025 notes:
Contractual interest expense	$443	$621	$874
Amortization of issuance costs	1,527	2,121	2,970
Total 2025 notes interest expense	$1,970	$2,742	$3,844

Capped Call Transactions

Concurrently with the offering of the 2026 notes and 2025 notes, we used $103.4 million and $97.2 million, respectively, of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of December 31, 2024, cover 9,297,800 and 6,961,352 shares of our common stock for the 2026 notes and 2025 notes, respectively. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes and $51.56 to $79.32 per share for the 2025 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 9. Leases

Our primary operating lease commitments as of December 31, 2024 are related to our corporate headquarters and offices in the United States and internationally. As of December 31, 2024 and 2023, we had operating lease ROU assets of $22.3 million and $25.1 million, respectively, and operating lease liabilities of $24.1 million and $24.9 million, respectively. As of December 31, 2024 and 2023, our weighted average remaining lease term in years was 6.3 and 3.9, respectively, and our weighted average discount rate was 5.6% and 5.8%, respectively.

In connection with the November 2024 and June 2024 restructuring actions, we announced the closure of our New York office and two international offices. As a result, during the year ended December 31, 2024, we recorded a full impairment of $5.6 million, consisting of $4.1 million impairment of ROU assets and $1.5 million impairment of leasehold improvements, which was classified as general and administrative expense on our consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment. For further information on the November 2024 and June 2024 restructuring actions, see Note 15, “Restructuring Charges.”

During the year ended December 31, 2024, we obtained $10.1 million of ROU assets in exchange for lease liabilities primarily as we entered into an amendment related to our offices in India that modifies our existing lease payments, increases the square footage, and extends the lease term.

During the years ended December 31, 2024, 2023 and 2022, operating lease expense, net of immaterial sublease income, was approximately $7.5 million, $7.6 million and $7.3 million, respectively. During the years ended December 31, 2024, 2023 and 2022, variable lease cost and short-term lease cost were immaterial.

The following table presents the future minimum lease payments and reconciliation to total operating lease liabilities (in thousands):

December 31, 2024
2025	$6,822
2026	4,141
2027	4,298
2028	3,531
2029	1,959
Thereafter	8,414
Total future minimum lease payments	29,165
Less imputed interest	(5,031)
Total operating lease liabilities	$24,134

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint seeking unspecified compensatory damages, costs, and expenses, including counsel and expert fees. On September 26, 2024, the parties participated in an in-person mediation and reached a settlement in principle to pay $55.0 million wherein the Company denies any and all allegations of fault, liability, wrongdoing, or damages. On November 6, 2024, Plaintiffs filed a motion for preliminary approval of the settlement. The Court preliminarily approved the settlement on December 19, 2024. The estimated contingent liability for the loss contingency recorded was $55.0 million as of September 30, 2024 and was included within accrued liabilities on our consolidated balance sheets. The same amount was recorded for expected insurance loss recoveries, which is included within other current assets on our consolidated balance sheets.

On September 13, 2021, Pearson Education, Inc. (Pearson) filed a complaint captioned Pearson Education, Inc. v. Chegg, Inc. (Pearson Complaint) in the United States District Court for the District of New Jersey against the Company (Case 2:21-cv-16866), alleging infringement of Pearson’s registered copyrights and exclusive rights under copyright in violation of the United States Copyright Act. Pearson is seeking injunctive relief, monetary damages, costs, and attorneys’ fees. The Company filed its answer to the Pearson Complaint on November 19, 2021. Pearson’s June 29, 2022 Motion for Leave to File Amended Complaint seeking to add Bedford, Freeman & Worth Publishing Group, LLC d/b/a Macmillan Learning as a plaintiff was denied. Pearson filed an Amended Complaint on May 10, 2023, and the Company filed an amended answer on June 7, 2023. Chegg and Pearson have resolved this litigation. Pursuant to the terms of the parties' confidential settlement, the Court dismissed the case with prejudice on December 20, 2024. While the terms of the settlement are confidential, Chegg’s decision to settle the lawsuit was driven by the expense, burden and uncertainty of ongoing protracted litigation.

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order ("Final Order") requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multi factor authentication to secure their accounts, and allow users to request access to and delete their data. We are currently cooperating with the FTC on an investigation as to whether we have violated certain terms of the Final Order.

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, as of December 31, 2024, the net impact of contingent liabilities less the related insurance loss recovery is $7.0 million. For those matters upon which we have sufficient insurance coverage, we have recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of December 31, 2024 and 2023.

Note 12. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. The following table presents the shares of our common stock we have reserved for future issuance:

December 31, 2024
Shares available for grant under the 2023 Equity Incentive Plan	10,340,723
Outstanding RSUs and PSUs	7,386,965
Shares available for issuance under the Amended and Restated 2013 Employee Stock Purchase Plan	3,007,257
Shares available for grant under the 2023 Equity Inducement Plan	1,171,016
Outstanding stock options	182,076
Total common shares reserved for future issuance	22,088,037

Stock Plans

2023 Equity Inducement Plan

On October 11, 2023, our Board of Directors approved and adopted our 2023 Equity Inducement Plan (the “2023 EINP”). On the effective date of the 2023 EINP, 2,000,000 shares of our common stock were reserved for issuance and as of December 31, 2024, there were 1,171,016 shares of common stock available for future issuance. The 2023 EINP permits the granting of non-qualified stock options and restricted stock unit awards. The 2023 EINP terminates on the later of (i) October 11, 2033 or (ii) ten years from the last date that additional shares are added to the EINP by the Compensation Committee of our Board of Directors.

2023 Equity Incentive Plan

On April 7, 2023, our Board of Directors adopted our 2023 Equity Incentive Plan (the “2023 EIP”), which was subsequently approved by our stockholders and became effective on June 7, 2023, replacing our 2013 Equity Incentive Plan (the “2013 Plan”). On the effective date of the 2023 EIP, 12,000,000 shares of our common stock were reserved for issuance. On June 6, 2023, the date on which the 2013 Plan expired, all remaining shares available for grant under the 2013 Plan were cancelled, and we will not make any additional grants under the 2013 Plan. In addition, any shares subject to awards, including shares subject to awards granted under the 2013 Plan that were outstanding on June 7, 2023, that are cancelled, forfeited, repurchased, expire by their terms without shares being issued, are used to pay the exercise price of an option or stock appreciation right or withheld to satisfy the tax withholding obligations related to any award, will be returned to the pool of shares available for grant and issuance under the 2023 EIP. As of December 31, 2024, there were 10,340,723 shares available for grant under the 2023 EIP. The 2023 EIP permits the granting of incentive stock options, non-qualified stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards. The 2023 EIP terminates on April 7, 2033.

Amended and Restated 2013 Employee Stock Purchase Plan

On April 7, 2023, our Board of Directors adopted our Amended and Restated 2013 Employee Stock Purchase Plan (the “A&R ESPP”), which was subsequently approved by our stockholders and became effective on June 7, 2023. The A&R ESPP permits eligible employees to purchase shares of our common stock by accumulating funds through periodic payroll deductions. The A&R ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the A&R ESPP, eligible employees will be granted an option to purchase shares of our common stock at a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. The Compensation Committee of our Board of Directors shall determine the duration and commencement date of each offering period, provided that an offering period shall in no event be longer than twenty-seven (27) months, except as otherwise provided by an applicable sub-plan. Upon approval of the A&R ESPP, the available share pool under our existing 2013 Employee Stock Purchase Plan was reduced, and we have reserved 4,000,000 shares of our common stock under the A&R ESPP. As of December 31, 2024, there were 3,007,257 shares of common stock available for future issuance under the A&R ESPP.

Note 13. Stockholders' Equity

Share Repurchases

During the year ended December 31, 2024, we received a total of 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement, which were retired immediately. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

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

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$1,786	$2,256	$2,484
Research and development	28,044	44,103	41,335
Sales and marketing	7,466	9,524	13,857
General and administrative	47,318	77,619	75,780
Total share-based compensation expense	$84,614	$133,502	$133,456

During the years ended December 31, 2024, 2023 and 2022, we capitalized share-based compensation expense of $4.9 million, $3.3 million, and $5.3 million, respectively, which is included within property and equipment, net on our consolidated balance sheets. As of December 31, 2024, we had a total of approximately $40.7 million of unrecognized share-based compensation expense, related to unvested RSUs and PSUs, that is expected to be recognized over the remaining weighted average period of 1.2 years.

PSU Grants with Financial and Strategic Performance Targets

In June 2024, March 2023, and March 2022, we granted PSUs to certain of our key executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets. Based on the achievement of the performance conditions for the June 2024, March 2023, and March 2022 PSUs, the final settlement partially met the target threshold, based on a specified objective formula approved by the Compensation Committee of the Board of Directors. The June 2024 and March 2023 PSUs vest over either a one-year or three-year period and the March 2022 PSUs vest over a three-year period. During the years ended December 31, 2024, 2023, and 2022, the number of shares underlying the June 2024, March 2023, and March 2022 PSUs totaled 693,750, 565,341, and 614,177, respectively, and each had a grant date fair value per share of $3.61, $15.89, and $35.82, respectively.

2021 PSU Grants with Market-Based Conditions

In March 2021, we granted PSUs with market-based conditions to certain of our key employees. The number of shares of our common stock that may be issued to settle these PSUs range from 50% at the threshold level to 150% at the maximum level of the 100% target level of the award depending on the maximum average market value of the per share price of our common stock, for a period of 60 consecutive trading days, over a three-year performance period ending on the third anniversary of the date of grant. No payout will be made for performance below the 50% threshold level. The market value of the per share price of our common stock must reach $123.81, $148.58, or $173.34 at the threshold, target, or maximum levels, respectively, for achievement of the award, which could result in issuance of 244,086, 488,173, or 732,260 shares of our common stock at each respective payout level. These PSUs vest over a four-year period, subject to continued service over the requisite period, with the initial vesting of 50% of the award occurring in March 2024. The number of PSUs granted totaled 732,260 shares, which represents the maximum number of shares, and had a grant date fair value of $68.55 per share, determined under the Monte Carlo simulation approach described further below. As of December 31, 2024, the market-based conditions have not been met.

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

The following table presents the key assumptions used to determine the fair value of rights granted under the ESPP:

	Years Ended December 31,
	2024	2023	2022
Expected term (years)	0.50	0.50	0.50
Expected volatility	60.95%-85.39%	55.79%-109.39%	70.37%-78.74%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.44%-5.40%	5.24%-5.41%	1.54%-4.54%
Weighted-average grant-date fair value per share	$0.90	$3.62	$8.71

Stockholder's Equity Activity

RSUs and PSUs Activity

	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	10,065,783	$23.63
Granted	5,853,240	4.24
Released	(5,069,408)	21.02
Forfeited	(3,462,650)	22.50
Balance at December 31, 2024	7,386,965	$10.58

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2024, 2023, and 2022 was $4.24, $14.58, and $27.68, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2024, 2023, and 2022 was $26.1 million, $45.3 million, and $74.2 million, respectively.

ESPP Activity

There were 859,302, 454,533 and 382,392 shares purchased during the years ended December 31, 2024, 2023 and 2022, respectively, at an average price per share of $3.05, $8.10 and $15.61, respectively, with cash proceeds from the issuance of shares of $2.6 million, $3.7 million and $6.0 million, respectively. Share-based compensation expense related to ESPP was $1.5 million, $2.5 million, and $3.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Option Activity

	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	232,327	$6.02	1.81	$1,240,014
Forfeited	(50,251)
Balance at December 31, 2024	182,076	$5.74	1.17	$—

We did not grant any stock options during the years ended December 31, 2024, 2023, and 2022. There were no stock options exercised during the year ended December 31, 2024 and the total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022, was $0.2 million and $1.3 million, respectively.

Note 14. Income Taxes

We recorded a provision for income taxes of $148.7 million during the year ended December 31, 2024, a provision for income taxes of $32.1 million during the year ended December 31, 2023 and a benefit from income taxes of $162.7 million during the year ended December 31, 2022. The provision for income taxes during the year ended December 31, 2024 was primarily due to the establishment of a valuation allowance against our U.S. federal and state deferred tax assets. The provision for income taxes during the year ended December 31, 2023 was primarily due to the federal and state income taxes in the United States largely driven by shortfall associated with equity compensation. The benefit from income taxes during the year ended December 31, 2022 was primarily due to the release of the valuation allowance on certain U.S. and state deferred tax assets.

The following table presents our (provision for) benefit from income taxes (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$(234)	$(2,460)	$(113)
State	(1,128)	(3,064)	(2,172)
Foreign	(4,021)	(33)	(3,702)
Total current provision for income taxes	(5,383)	(5,557)	(5,987)

Deferred income taxes:
Federal	(122,057)	(26,210)	147,236
State	(17,558)	(1,634)	19,995
Foreign	(3,704)	1,269	1,448
Total deferred benefit from income taxes	(143,319)	(26,575)	168,679
Total (provision for) benefit from income taxes	$(148,702)	$(32,132)	$162,692

The following table presents our (loss) income before (provision for) benefit from income taxes (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(297,183)	$61,152	$123,269
Foreign	(391,183)	(10,840)	(19,323)
Total (loss) income before (provision for) benefit from income taxes	$(688,366)	$50,312	$103,946

The following table presents the differences between our (provision for) benefit from income taxes as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate as a percentage of (loss) income before (provision for) benefit from income taxes (in percentages):

	Years Ended December 31,
	2024	2023	2022
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.9	11.6	1.6
Taxes on foreign earnings	1.7	0.7	(1.1)
Share-based compensation	(2.5)	39.3	15.3
Non-deductible expenses	—	(2.5)	1.6
Effect of flow-through entities	12.5	—	—
Goodwill impairment	(17.1)	—	—
Tax credits	—	0.8	(0.7)
Change in valuation allowance	(40.1)	4.2	(210.5)
Settlement of unrecognized tax benefits	—	(8.0)	—
Foreign-derived intangible income	0.1	(5.2)	—
Convertible senior notes	—	—	15.0
Other	(0.1)	2.0	1.3
Total	(21.6)%	63.9%	(156.5)%

The following table presents a summary of our deferred tax assets (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Research and experimental expenditures capitalization	$102,382	$69,362
Net operating loss and credits carryforwards	80,413	92,302
Accrued expenses and reserves	25,039	10,442
Share-based compensation	3,414	11,200
Convertible senior notes	1,790	5,566
Goodwill	89,583	—
Property and equipment and intangible assets	15,947	—
Other items	—	6,133
Gross deferred tax assets	318,568	195,005
Valuation allowance	(307,985)	(40,162)
Total deferred tax assets	$10,583	$154,843

Deferred tax liabilities:
Property and equipment and intangibles assets	$—	$(2,621)
Other	(11,396)	(13,134)
Total deferred tax liabilities	$(11,396)	$(15,755)

Net deferred tax (liability) asset	$(812)	$139,088

As of December 31, 2024, we have determined our earnings in India are not permanently reinvested. As such, a cumulative net tax liability of $1.7 million has been accrued for taxes that would be incurred upon future repatriation of such earnings. During the year ended December 31, 2024, our subsidiary in India distributed $23.0 million to the United States, resulting in a remittance of $3.5 million in withholding tax, which was included within cash flows from financing activities on our consolidated statements of cash flows. The determination of the future tax consequences of the remittance of these earnings is not practicable. For our remaining foreign subsidiaries, to the extent we can repatriate cash with no significant tax cost, we have determined those earnings are not permanently reinvested. All other earnings have been determined to be permanently reinvested.

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. The valuation allowance increased by approximately $267.8 million during the year ended December 31, 2024 and increased by approximately $4.0 million during the year ended December 31, 2023. We regularly assess the need for a valuation allowance against our deferred tax assets. In performing our assessment, we consider both positive and negative evidence related to the likelihood of realizing our deferred tax assets. During the second quarter of 2024, we determined that it is more likely than not that the deferred tax benefit will not be realized due to the available negative evidence outweighing the positive evidence, primarily resulting from the cumulative loss influenced by the impairment expense recorded.

As of December 31, 2024, we had net operating loss carryforwards for federal and state income tax purposes of approximately $125 million and $207 million, respectively, which will begin to expire in years beginning 2030 and 2025, respectively. We also had net operating loss carryforwards for United Kingdom income tax purposes of approximately $109 million, which do not expire.

As of December 31, 2024, we had tax credit carryforwards for federal and state income tax purposes of approximately $12.7 million and $17.8 million, respectively. The federal credits expire in various years beginning in 2038. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024, there are no accrued interest and penalties related to uncertain tax positions.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through tax year 2024 remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately five years from the filing date, depending on the jurisdiction. United Kingdom income tax remains subject to examination by the HM Revenue & Custom for all tax years due to net operating loss and credits carryforwards.

The following table presents the reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$12,400	$16,953	$16,805
Increase in tax positions for prior years	13	—	333
Decrease in tax positions for prior years	—	(131)	(876)
Decrease in tax positions for prior year settlement	—	(4,703)	(386)
Decrease in tax positions for prior years due to statutes lapsing	—	—	—
Increase in tax positions for current year	295	281	1,520
Change due to translation of foreign currencies	—	—	(443)
Ending balance	$12,708	$12,400	$16,953

As of December 31, 2024, the unrecognized tax benefits of $12.7 million would not affect the effective tax rate, if recognized. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 15. Restructuring Charges

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. During the year ended December 31, 2024, we recorded $14.6 million of restructuring charges, primarily related to one-time employee termination benefits, which were classified on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. We estimate we will incur between $3 million and $4 million of additional restructuring charges over the next two fiscal quarters and we expect the plan to be substantially completed by the end of the third quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Year Ended December 31, 2024
Beginning balance	$—
Restructuring charges	14,632
Restructuring payments	(10,717)
Ending balance	$3,915

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. During the year ended December 31, 2024, we recorded $10.0 million of restructuring charges, primarily related to one-time employee termination benefits, which was classified on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. The total amount of restructuring charges have been recorded and we expect the plan to be substantially completed by the end of the first quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Year Ended December 31, 2024
Beginning balance	$—
Restructuring charges	9,971
Restructuring payments	(6,576)
Ending balance	$3,395

Note 16. Consolidated Statements of Operations Details

The following table presents the details of other income, net (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gain on early extinguishment of debt(1)	$19,515	$85,926	$93,519
Interest income	28,050	37,411	12,431
Realized loss on sale of investments(2)	(27)	(2,106)	(9,675)
Gain on sale of strategic equity investment(2)	3,783	—	—
Foreign currency impact on purchase consideration	—	—	4,628
Other	11	579	126
Total other income, net	$51,332	$121,810	$101,029
_____________________________________________________
(1) For further information, see Note 8, “Convertible Senior Notes.”
(2) For further information, see Note 5, “Cash and Cash Equivalents, and Investments and Fair Value Measurements.”

Note 17. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary and participants may contribute, on a pretax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2024, 2023, and 2022, matching contributions totaled $4.6 million, $4.9 million and $4.4 million, respectively.

Note 18. Segment Information

Our chief operating decision maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Our chief operating decision maker uses net (loss) income in assessing performance and determining how to allocate resources and is regularly provided with cost of revenues, paid marketing expenses, and consolidated operating expenses when reviewing financial information as part of the annual budgeting and forecasting process as well as the review over quarterly budget to actual variances.

The following table presents information about our significant segment expenses and includes a reconciliation to net (loss) income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net revenues	$617,574	$716,295	$766,897
Less:
Cost of revenues	180,927	225,941	197,396
Research and development	170,431	191,705	196,637
Paid marketing expenses(1)	55,381	57,351	62,008
Other sales and marketing(2)	52,948	69,240	85,652
General and administrative	217,756	236,183	216,247
Impairment expense	677,239	3,600	—
Total segment expenses	1,354,682	784,020	757,940
Other segment items(3)	(99,960)	85,905	257,681
Net (loss) income	$(837,068)	$18,180	$266,638
_____________________________________________________
(1)Paid marketing expenses consist primarily of online advertising and marketing promotional expenditures.
(2)Other sales and marketing primarily consists of employee related expenses, including share-based compensation expense, and depreciation and amortization expenses.
(3)Other segment items consist of all interest expense, other income, and (provision for) benefit from income taxes.

We derive our revenues from our Subscription Services and Skills and Other product lines. Our Subscription Services include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu. Our Skills and Other product line includes revenues from Chegg Skills, advertising services, print textbooks and eTextbooks.

The following table presents our total net revenues for our Subscription Services and Skills and Other product lines (in thousands):

	Years Ended December 31,
	2024	2023	2022
Subscription Services	$549,211	$640,520	$671,968
Skills and Other	68,363	75,775	94,929
Total net revenues	$617,574	$716,295	$766,897

The following table presents our total net revenues by geographic area (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$537,605	$616,359	$651,469
International	79,969	99,936	115,428
Total net revenues	$617,574	$716,295	$766,897

The following table presents our long-lived assets by geographic area (in thousands):

	December 31,
	2024	2023
United States	$172,483	$186,143
International	20,421	22,060
Total long-lived assets	$192,904	$208,203

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 Election of Directors,” “Committees of our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, from time to time, the Company may engage in transactions in Company securities. It is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2024, 2023, and 2022
	Balance at Beginning of Year	(Release) Provision for Bad Debts	Net Write-offs	Balance at End of Year
Accounts receivable allowance
2024	$376	$(99)	$(87)	$190
2023	394	58	(76)	376
2022	153	387	(146)	394

	Years Ended December 31, 2024, 2023, and 2022
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund reserve
2024	$1,538	$9,831	$(10,874)	$495
2023	1,499	9,724	(9,685)	1,538
2022	1,392	21,129	(21,022)	1,499

All other financial statement schedules are omitted because they are not applicable, or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	3/21/23	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36180	2/20/20	4.04
4.03	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1

4.04	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association	8-K	001-36180	08/24/20	4.1
10.01*	2023 Equity Incentive Plan, and forms of agreements thereunder	8-K	001-36180	6/7/23	10.1
10.02*	Amended And Restated Chegg, Inc. 2013 Employee Stock Purchase Plan	8-K	001-36180	6/7/23	10.2
10.03*	2023 Equity Inducement Plan, and forms of agreements thereunder	S-8	001-36180	10/11/23	99.1
10.04*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.05*	Chegg, Inc. Compensation Recovery Policy	10-K	001-36180	2/20/24	97.1
10.06*	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.07*	Chegg, Inc. Severance Plan and Summary Plan Description	8-K	001-36180	10/21/24	10.1
10.08*	Offer Letter between Nathan Schultz and Chegg, Inc., dated February 19, 2008	S-1	333-190616	8/14/13	10.09
10.09*	Employment Agreement between Nathan Schultz and Chegg, Inc. dated April 24, 2024	10-Q	001-36180	4/29/24	10.02
10.10*	Offer Letter between David Longo and Chegg, Inc. dated December 1, 2021	10-K	001-36180	2/20/24	10.12
10.11*	Promotion Letter between David Longo and Chegg, Inc. dated February 16, 2024	10-K	001-36180	2/20/24	10.13
10.12*	Executive Chairman Agreement between Dan Rosensweig and Chegg, Inc. dated April 24, 2024	10-Q	001-36180	4/29/24	10.01
10.13	Form of Base Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	3/26/19	99.1
10.14	Form of Additional Capped Call Transaction Confirmation (2025 notes)	8-K	001-36180	4/5/19	99.1
10.15	Form of Base Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.1
10.16	Form of Additional Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.2
19.1	Insider Trading Policy					X
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Nathan Schultz, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation					X

101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)	X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
February 24, 2025	By:	/S/ NATHAN SCHULTZ
Nathan Schultz
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Nathan Schultz, David Longo, and Woodie Dixon Jr., and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ NATHAN SCHULTZ	President, Chief Executive Officer and Director	February 24, 2025
Nathan Schultz	(Principal Executive Officer)

/S/ DAVID LONGO	Chief Financial Officer	February 24, 2025
David Longo	(Principal Financial Officer and Principal Accounting Officer)

/S/ DAN ROSENSWEIG	Director, Co-Chairperson and Executive Chairman	February 24, 2025
Dan Rosensweig

/S/ RENEE BUDIG	Director	February 24, 2025
Renee Budig

/S/ MARNE LEVINE	Director	February 24, 2025
Marne Levine

/S/ MARCELA MARTIN	Director	February 24, 2025
Marcela Martin

/S/ RICHARD SARNOFF	Director and Co-Chairperson	February 24, 2025
Richard Sarnoff

/S/ TED SCHLEIN	Director	February 24, 2025
Ted Schlein

/S/ MELANIE WHELAN	Director	February 24, 2025
Melanie Whelan

/S/ JOHN YORK	Director	February 24, 2025
John York