Form 10-Q
period 2025-03-31
CHEGG, INC
filed 2025-05-12
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of May 5, 2025, the Registrant had 106,570,452 outstanding shares of Common Stock.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plan to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the risks described under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$44,105	$161,475
Short-term investments	44,188	154,249
Accounts receivable, net of allowance of $121 and $190 at March 31, 2025 and December 31, 2024, respectively	28,549	23,641
Prepaid expenses	14,514	17,100
Other current assets	78,395	81,094
Total current assets	209,751	437,559
Long-term investments	38,093	212,650
Property and equipment, net	144,971	170,648
Intangible assets, net	9,271	10,347
Right of use assets	21,479	22,256
Other assets	15,204	15,491
Total assets	$438,769	$868,951
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,812	$15,159
Deferred revenue	45,150	39,217
Accrued liabilities	109,070	115,360
Current portion of convertible senior notes, net	—	358,605
Total current liabilities	171,032	528,341
Long-term liabilities
Convertible senior notes, net	62,475	127,344
Long-term operating lease liabilities	17,797	18,509
Other long-term liabilities	1,794	1,776
Total long-term liabilities	82,066	147,629
Total liabilities	253,098	675,970
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 105,376,973 and 104,880,048 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	105	105
Additional paid-in capital	1,125,738	1,114,550
Accumulated other comprehensive loss	(33,247)	(32,233)
Accumulated deficit	(906,925)	(889,441)
Total stockholders' equity	185,671	192,981
Total liabilities and stockholders' equity	$438,769	$868,951
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenues	$121,387	$174,350
Cost of revenues	53,973	46,497
Gross profit	67,414	127,853
Operating expenses:
Research and development	29,428	44,435
Sales and marketing	25,614	30,375
General and administrative	39,374	55,534
Impairment expense	2,000	—
Total operating expenses	96,416	130,344
Loss from operations	(29,002)	(2,491)
Interest expense and other income, net:
Interest expense	(467)	(650)
Other income, net	12,997	10,780
Total interest expense and other income, net	12,530	10,130
(Loss) income before provision for income taxes	(16,472)	7,639
Provision for income taxes	(1,012)	(9,059)
Net loss	$(17,484)	$(1,420)
Net loss per share, basic and diluted	$(0.17)	$(0.01)
Weighted average shares used to compute net loss per share, basic and diluted	105,159	102,343
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(17,484)	$(1,420)
Other comprehensive loss
Change in net unrealized loss on investments	(523)	(1,970)
Change in foreign currency translation adjustments	(491)	(3,963)
Other comprehensive loss	(1,014)	(5,933)
Total comprehensive loss	$(18,498)	$(7,353)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
Net share settlement of equity awards	497	—	(469)	—	—	(469)
Share-based compensation expense	—	—	11,657	—	—	11,657
Other comprehensive loss	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	(17,484)	(17,484)
Balances at March 31, 2025	105,377	$105	$1,125,738	$(33,247)	$(906,925)	$185,671

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
Repurchase of common stock	(2,116)	(2)	(112)	—	—	(114)
Net share settlement of equity awards	862	1	(4,294)	—	—	(4,293)
Share-based compensation expense	—	—	30,616	—	—	30,616
Other comprehensive loss	—	—	—	(5,933)	—	(5,933)
Net loss	—	—	—	—	(1,420)	(1,420)
Balances at March 31, 2024	101,570	$102	$1,057,837	$(40,672)	$(53,793)	$963,474
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,484)	$(1,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	11,257	29,289
Depreciation and amortization expense	32,094	19,687
Deferred tax assets	15	2,877
Operating lease expense, net of accretion	1,089	1,567
Amortization of debt issuance costs	377	541
Loss from write-offs of property and equipment	2,287	478
Gain on early extinguishment of debt	(7,360)	—
Realized gain on sale of investments	(752)	—
Other non-cash items	(28)	(31)
Change in assets and liabilities:
Accounts receivable	(4,693)	6,705
Prepaid expenses and other current assets	5,880	3,583
Other assets	518	(1,270)
Accounts payable	1,535	(6,589)
Deferred revenue	5,437	(1,159)
Accrued liabilities	(4,894)	640
Other liabilities	(752)	(1,580)
Net cash provided by operating activities	24,526	53,318
Cash flows from investing activities
Purchases of property and equipment	(8,665)	(28,017)
Purchases of investments	(793)	(79,028)
Maturities of investments	103,214	50,731
Proceeds from sale of investments	181,158	—
Proceeds from sale of strategic equity investment	—	15,500
Net cash provided by (used in) investing activities	274,914	(40,814)
Cash flows from financing activities
Payment of taxes related to the net share settlement of equity awards	(469)	(4,294)
Repayment of convertible senior notes	(416,492)	—
Net cash used in financing activities	(416,961)	(4,294)
Effect of exchange rate changes	218	(226)
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,303)	7,984
Cash, cash equivalents and restricted cash, beginning of period	164,359	137,976
Cash, cash equivalents and restricted cash, end of period	$47,056	$145,960

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow data:
Cash paid during the period for:
Interest	$224	$224
Income taxes, net of refunds	$1,227	$641
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,221	$2,216
Right of use assets obtained in exchange for lease obligations:
Operating leases	$258	$—
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$4,265	$6,302

	March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,105	$143,747
Restricted cash included in other current assets	1,036	224
Restricted cash included in other assets	1,915	1,989
Total cash, cash equivalents and restricted cash	$47,056	$145,960
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students artificial intelligence (AI)-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who help ensure quality and accuracy. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2025 and our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2025 and 2024. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

We have a single operating and reportable segment and operating unit structure. The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report on Form 10-K) filed with the SEC.

Except for the following change to our policy on revenue recognition and deferred revenue, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K. Our policy on revenue recognition and deferred revenue has been updated to address the revenue recognition of content licensing.

Revenue Recognition and Deferred Revenue

Revenues from content licensing are recognized upon fulfillment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the three months ended March 31, 2025 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $1.0 million of deferred tax assets have been reclassified from deferred tax assets to other assets on our condensed consolidated balance sheet as of December 31, 2024. This change in presentation does not affect previously reported results.

Leases

As of March 31, 2025, we had an additional operating lease commitment of approximately $1.3 million for an office lease that has not yet commenced. This operating lease has a term of two years and is expected to commence during 2025. As such, we have not recorded the corresponding right of use asset or operating lease liability on our condensed consolidated balance sheet.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances current interim and annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280—Segment Reporting on an interim and annual basis. In the first quarter of 2025, we adopted ASU 2023-07 on a retrospective basis for quarterly periods starting with this Quarterly Report on Form 10-Q. For further information on the additional reportable segment disclosures, refer to “Note 12, Segment Information.”

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

The following tables present our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Subscription Services	$107,566	$154,051	$(46,485)	(30)%
Skills and Other	13,821	20,299	(6,478)	(32)
Total net revenues	$121,387	$174,350	$(52,963)	(30)

During the three months ended March 31, 2025 and 2024, we recognized revenues of $27.2 million and $37.5 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2025	December 31, 2024	$	%
Accounts receivable, net	$28,549	$23,641	$4,908	21%
Contract assets	6,771	7,027	(256)	(4)
Deferred revenue	45,150	39,217	5,933	15

During the three months ended March 31, 2025 our accounts receivable, net balance increased by $4.9 million, or 21%, primarily due to amounts receivable from content licensing partially offset by the seasonality of our business. During the three months ended March 31, 2025, our contract assets balance remained relatively flat. During the three months ended March 31, 2025, our deferred revenue balance increased by $5.9 million, or 15%, primarily due to content licensing.

Note 3. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic
Numerator:
Net loss	$(17,484)	$(1,420)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	105,159	102,343

Net loss per share, basic and diluted	$(0.17)	$(0.01)

During the three months ended March 31, 2025 and 2024, basic and diluted net loss per share was the same, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Shares related to stock plan activity	10,091	6,992
Shares related to convertible senior notes	6,620	9,234
Total common stock equivalents	16,711	16,226

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$26,863	$—	$—	$26,863
Money market funds	Level 1	17,242	—	—	17,242
Total cash and cash equivalents		$44,105	$—	$—	$44,105
Short-term investments:
Corporate debt securities	Level 2	$44,074	$114	$—	$44,188
Long-term investments:
Corporate debt securities	Level 2	$37,882	$211	$—	$38,093
Total long-term investments		$37,882	$211	$—	$38,093

	December 31, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$28,716	$—	$—	$28,716
Money market funds	Level 1	132,759	—	—	132,759
Total cash and cash equivalents		$161,475	$—	$—	$161,475
Short-term investments:
Corporate debt securities	Level 2	$113,968	$157	$(29)	$114,096
U.S. treasury securities	Level 1	40,162	—	(9)	40,153
Total short-term investments		$154,130	$157	$(38)	$154,249
Long-term investments:
Corporate debt securities	Level 2	$133,516	$736	$(78)	$134,174
U.S. treasury securities	Level 1	78,405	97	(26)	78,476
Total long-term investments		$211,921	$833	$(104)	$212,650

As of March 31, 2025, there were no unrealized losses on our investments. During the three months ended March 31, 2025 and 2024, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of March 31, 2025 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$44,074	$44,188
Due after one year through three years	37,882	38,093
Investments not due at a single maturity date	17,242	17,242
Total	$99,198	$99,523

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. We did not record any impairment expenses during the three months ended March 31, 2025 and 2024, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. There were no observable price changes in orderly transactions for the identical or similar investments of the same issuer during the three months ended March 31, 2025 and 2024.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2026 notes. The estimated fair value of the 2026 notes was determined based on the trading price as of the last day of trading for the period. We consider the fair value of the 2026 notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of March 31, 2025 and December 31, 2024 was $52.1 million and $105.8 million, respectively. For further information on the 2026 notes, refer to Note 7, “Convertible Senior Notes.”

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Content	$339,227	$381,629
Software	51,003	67,612
Leasehold improvements	8,235	8,207
Furniture and fixtures	3,337	3,346
Computer and equipment	2,985	2,953
Property and equipment	404,787	463,747
Less accumulated depreciation	(259,816)	(293,099)
Property and equipment, net	$144,971	$170,648

Depreciation expense during the three months ended March 31, 2025 and 2024 was $31.0 million and $15.7 million, respectively.

During the three months ended March 31, 2025, we streamlined our product experiences. As a result, we elected to abandon certain content and internal-use software assets and recorded charges of $18.2 million, consisting of $16.2 million of accelerated depreciation classified as cost of revenues on our condensed consolidated statements of operations and $2.0 million of impairment of in-progress internal-use software assets classified as impairment expense on our condensed consolidated statements of operations.

Note 6. Balance Sheet Details

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Insurance loss recovery	$55,000	$55,000
Restricted cash	1,036	956
Other	22,359	25,138
Other current assets	$78,395	$81,094

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Loss contingency	$62,000	$62,000
Taxes payable	11,446	11,319
Current operating lease liabilities	4,496	5,625
Restructuring liability	2,044	7,310
Other	29,084	29,106
Accrued liabilities	$109,070	$115,360

Note 7. Convertible Senior Notes

In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes). The 2025 notes matured on March 15, 2025 and we paid $358.9 million to repay them which was classified as a financing activity on our condensed consolidated statements of cash flows.

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes, together with the 2025 notes, the notes). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. During the three months ended March 31, 2025, the circumstances allowing holders of the 2026 notes to convert were not met. On or after June 1, 2026 for the 2026 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the circumstances.

In March 2025, in connection with our securities repurchase program, we extinguished $65.2 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for a total consideration of $57.4 million, which was paid to the holders in cash. We also incurred approximately $0.2 million in fees resulting in a total reacquisition price of $57.6 million. The carrying amount of the extinguished notes was $64.9 million resulting in a $7.4 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding.

The following table presents the net carrying amount of the notes (in thousands):

	March 31, 2025		December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$62,710	$—	$127,906	$358,914
Unamortized issuance costs	(235)	—	(562)	(309)
Net carrying amount	$62,475	$—	$127,344	$358,605

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2025	2024
2026 notes:
Contractual interest expense	$—	$—
Amortization of issuance costs	69	161
Total 2026 notes interest expense	$69	$161
2025 notes:
Contractual interest expense	$90	$109
Amortization of issuance costs	308	380
Total 2025 notes interest expense	$398	$489

Capped Call Transactions

Concurrently with the offering of the 2026 notes, we used $103.4 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of March 31, 2025, cover 9,297,800 shares of our common stock for the 2026 notes. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint seeking unspecified compensatory damages, costs, and expenses, including counsel and expert fees. On September 26, 2024, the parties participated in an in-person mediation and reached a settlement in principle to pay $55.0 million wherein the Company denies any and all allegations of fault, liability, wrongdoing, or damages. On November 6, 2024, Plaintiffs filed a motion for preliminary approval of the settlement. The Court held a final approval hearing on April 24, 2025. The estimated contingent liability for the loss contingency recorded was $55.0 million as of March 31, 2025 and was included within accrued liabilities on our condensed consolidated balance sheets. The same amount was recorded for expected insurance loss recoveries, which is included within other current assets on our condensed consolidated balance sheets.

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

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, as of March 31, 2025, the net impact of contingent liabilities less the related insurance loss recovery is $7.0 million. For those matters upon which we have sufficient insurance coverage, we have recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our condensed consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of March 31, 2025.

Note 10. Stockholders' Equity

Share Repurchases

During the three months ended March 31, 2025, we had no cash repurchases of our common stock.

During the year ended December 31, 2024, we repurchased 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

Securities Repurchase Program

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of March 31, 2025, we had $150.1 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$238	$513
Research and development	3,212	9,209
Sales and marketing	1,061	2,140
General and administrative	6,746	17,427
Total share-based compensation expense	$11,257	$29,289

During the three months ended March 31, 2025 and 2024, we capitalized share-based compensation expense of $0.4 million and $1.3 million, respectively. As of March 31, 2025, total unrecognized share-based compensation expense was approximately $33.9 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.4 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	7,386,965	$10.58
Granted	6,100,000	1.50
Released	(862,212)	14.02
Forfeited	(770,167)	26.69
Balance at March 31, 2025	11,854,586	$4.58

Note 11. Restructuring Charges

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of March 31, 2025, we recorded $17.2 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges have been recorded and we expect the plan to be substantially completed by the end of the third quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Three Months Ended March 31, 2025
Beginning balance	$3,915
Restructuring charges	2,595
Restructuring payments	(4,963)
Ending balance	$1,547

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of March 31, 2025, we recorded $10.3 million of cumulative restructuring charges, primarily related to other associated costs. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges have been recorded and we expect the plan to be substantially completed by the end of the second quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Three Months Ended March 31, 2025
Beginning balance	$3,395
Restructuring charges	325
Restructuring payments	(3,223)
Ending balance	$497

Note 12. Segment Information

Our chief operating decision maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Our chief operating decision maker uses net loss in assessing performance and determining how to allocate resources and is regularly provided with cost of revenues, paid marketing expenses, and consolidated operating expenses when reviewing financial information as part of the annual budgeting and forecasting process as well as the review over quarterly budget to actual variances.

The following table presents information about our significant segment expenses and includes a reconciliation to net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenues	$121,387	$174,350
Less:
Cost of revenues	53,973	46,497
Research and development	29,428	44,435
Paid marketing expenses(1)	16,379	16,335
Other sales and marketing(2)	9,235	14,040
General and administrative	39,374	55,534
Impairment expense	2,000	—
Total segment expenses	150,389	176,841
Other segment items(3)	11,518	1,071
Net loss	$(17,484)	$(1,420)
_____________________________________________________
(1)Paid marketing expenses consist primarily of online advertising and marketing promotional expenditures.
(2)Other sales and marketing primarily consists of employee related expenses, including share-based compensation expense, and depreciation and amortization expenses.
(3)Other segment items consist of interest expense, other income, and provision for income taxes.

We derive our revenues from our Subscription Services and Skills and Other product lines. Our Subscription Services include Chegg Study Pack, Chegg Study, Chegg Writing, Chegg Math, and Busuu. Our Skills and Other product line includes revenues from Chegg Skills, advertising services, content licensing, print textbooks and eTextbooks.

The following table presents our total net revenues for our Subscription Services and Skills and Other product lines (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscription Services	$107,566	$154,051
Skills and Other	13,821	20,299
Total net revenues	$121,387	$174,350

The following table presents our total net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$105,497	$152,131
International	15,890	22,219
Total net revenues	$121,387	$174,350

The following table presents our long-lived assets by geographic area (in thousands):

	March 31, 2025	December 31, 2024
United States	$145,539	$172,483
International	20,911	20,421
Total long-lived assets	$166,450	$192,904

Note 13. Subsequent Events

May 2025 Restructuring Plan

In May 2025, we announced a restructuring plan that includes a reduction of our global workforce as well as other actions to streamline our operations. We estimate that we will incur charges of approximately $34 million to $38 million in connection with these actions, of which $31 million to $35 million is expected to result in future cash expenditures, primarily consisting of expenditures for one-time employee termination benefits, impairment of lease related assets, and other related costs. We expect that substantially all of these charges will be incurred by the fourth quarter of 2025, with approximately $24 million to $28 million by the second quarter of 2025. The accounting for the May 2025 restructuring plan is in process as of the issuance date of our condensed consolidated financial statements and therefore we are unable to make any additional disclosures.

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

Overview

Chegg provides individualized learning support to students as they pursue their educational journeys. Available on demand 24/7 and powered by over a decade of learning insights, the Chegg platform offers students artificial intelligence (AI)-powered academic support thoughtfully designed for education coupled with access to a vast network of subject matter experts who help ensure quality and accuracy. No matter the goal, level, or style, Chegg helps millions of students around the world learn with confidence by helping them build essential academic, life, and job skills to achieve success.

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

In May 2025, we announced an additional restructuring plan to further manage costs and align with the market. The May 2025 restructuring plan included a reduction in workforce and the closure of two offices. For fiscal year 2025 and 2026, we expect to realize cost savings as a result of the May 2025 restructuring plan. See Note 11, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

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

Skills and Other

Our Skills and Other product line includes revenues from Chegg Skills, advertising services, content licensing, print textbooks and eTextbooks. Our Chegg Skills learning platform offers professional courses focused on the latest technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. Beginning in the first quarter of 2025, we enter into non-exclusive content library licensing agreements with third parties. We also provide a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

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

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2025		2024
Net revenues	$121,387	100%	$174,350	100%
Cost of revenues(1)	53,973	44	46,497	27
Gross profit	67,414	56	127,853	73
Operating expenses:
Research and development(1)	29,428	24	44,435	26
Sales and marketing(1)	25,614	21	30,375	17
General and administrative(1)	39,374	33	55,534	32
Impairment expense	2,000	2	—	—
Total operating expenses	96,416	80	130,344	75
Loss from operations	(29,002)	(24)	(2,491)	(2)
Total interest expense and other income, net	12,530	10	10,130	6
(Loss) income before provision for income taxes	(16,472)	(14)	7,639	4
Provision for income taxes	(1,012)	—	(9,059)	(5)
Net loss	$(17,484)	(14)%	$(1,420)	(1)%

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Cost of revenues	$238		$513
Research and development	3,212		9,209
Sales and marketing	1,061		2,140
General and administrative	6,746		17,427
Total share-based compensation expense	$11,257		$29,289

Restructuring charges:
Cost of revenues	$—		$—
Research and development	959		—
Sales and marketing	132		—
General and administrative	1,829		—
Total restructuring charges	$2,920		$—

Three Months Ended March 31, 2025 and 2024

Net Revenues

The following tables present our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Subscription Services	$107,566	$154,051	$(46,485)	(30)%
Skills and Other	13,821	20,299	(6,478)	(32)
Total net revenues	$121,387	$174,350	$(52,963)	(30)

Subscription Services revenues decreased $46.5 million, or 30%, during the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily due to a 31% decrease in subscribers who have paid to access our services during the three months ended March 31, 2025, compared to the same period in 2024.

Skills and Other revenues decreased $6.5 million, or 32%, during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in Chegg Skills of $5.0 million related to lower enrollments and a decrease in advertising services revenues of $3.8 million due to lower fulfillment partially offset by content licensing revenue of $4.0 million.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Cost of revenues(1)	$53,973	$46,497	$7,476	16%

(1)Includes share-based compensation expense of:	$238	$513	$(275)	(54)%

Cost of revenues increased $7.5 million, or 16%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to higher depreciation expense of $13.8 million, primarily due to the accelerated depreciation recorded as we streamlined our product experiences, partially offset by lower payment processing and other order fees of $3.7 million, primarily due to the decrease in subscribers who have paid to access our services, and lower contractor spend of $1.0 million. Gross margins decreased to 56% during the three months ended March 31, 2025, from 73% during the same period in 2024.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Research and development(1)	$29,428	$44,435	$(15,007)	(34)%
Sales and marketing(1)	25,614	30,375	(4,761)	(16)
General and administrative(1)	39,374	55,534	(16,160)	(29)
Impairment expense	2,000	—	2,000	n/m
Total operating expenses	$96,416	$130,344	$(33,928)	(26)

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$3,212	$9,209	$(5,997)	(65)%
Sales and marketing	1,061	2,140	(1,079)	(50)
General and administrative	6,746	17,427	(10,681)	(61)
Share-based compensation expense	$11,019	$28,776	$(17,757)	(62)

Restructuring charges:
Research and development	$959	$—	$959	n/m
Sales and marketing	132	—	132	n/m
General and administrative	1,829	—	1,829	n/m
Restructuring charges	$2,920	$—	$2,920	n/m
______________________________________
*n/m - not meaningful

Operating expenses decreased $33.9 million, or 26%, during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower employee-related expenses and contractor spend as a result of prior year restructuring actions. See Note 11, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information regarding the prior year restructuring actions.

Research and Development

Research and development expenses decreased $15.0 million, or 34%, during the three months ended March 31, 2025 compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $12.7 million, including share-based compensation expense, and lower contractor spend of $1.9 million. Research and development expenses as a percentage of net revenues were 24% during the three months ended March 31, 2025 compared to 26% during the same period in 2024.

Sales and Marketing

Sales and marketing expenses decreased by $4.8 million, or 16%, during the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower employee-related expenses of $1.8 million, including share-based compensation expense, and lower depreciation and amortization expense of $0.9 million. Sales and marketing expenses as a percentage of net revenues were 21% during the three months ended March 31, 2025 compared to 17% during the same period in 2024.

General and Administrative

General and administrative expenses decreased $16.2 million, or 29%, during the three months ended March 31, 2025 compared to the same period in 2024. The decrease was due to lower employee-related expenses of $12.9 million, which is primarily due to share-based compensation expense, and lower professional fees of $3.0 million partially offset by restructuring charges of $1.8 million. General and administrative expenses as a percentage of net revenues were 33% during the three months ended March 31, 2025 compared to 32% during the same period in 2024.

Impairment Expense

Impairment expense was $2.0 million during the three months ended March 31, 2025, consisting of impairment of property and equipment. See Note 5, Property and Equipment, Net” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Interest Expense and Other Income, Net

The following tables present our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Interest expense	$(467)	$(650)	$183	(28)%
Other income, net	12,997	10,780	2,217	21
Total interest expense and other income, net	$12,530	$10,130	$2,400	24

Interest expense decreased $0.2 million, or 28%, during the three months ended March 31, 2025, respectively, compared to the same periods in 2024, primarily due to the partial early extinguishments of our convertible senior notes.

Other income, net increased $2.2 million, or 21%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the gain on early extinguishment of a portion of the 2026 notes of $7.4 million partially offset primarily due to the absence of the gain on sale of the strategic equity investment in Sound Ventures of $3.8 million and a decrease in interest income of $2.1 million.

Provision for income taxes

The following tables present our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Provision for income taxes	$(1,012)	$(9,059)	$8,047	(89)%

Provision for income taxes decreased $8.0 million, or 89% during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a decrease in worldwide forecasted income and the valuation allowance against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	March 31, 2025	December 31, 2024	$	%
Cash, cash equivalents and investments	$126,386	$528,374	$(401,988)	(76)%
Convertible senior notes, net(1)	62,475	485,949	(423,474)	(87)
______________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments decreased $402.0 million, or 76%, and convertible senior notes decreased $423.5 million, or 87% during the three months ended March 31, 2025. The decreases were primarily due to the net cash used for the repayment of the 2025 notes early extinguishment of a portion of the 2026 notes.

As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and investments totaling $126.4 million, which were held for working capital purposes. We believe that our existing sources of liquidity as well as net cash flows from operations will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of March 31, 2025, we have incurred cumulative losses of $906.9 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. While there is no formal plan in place to repatriate earnings from our subsidiary in India, we recorded $1.8 million of tax expense as of March 31, 2025, related to a potential future distribution of such earnings. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash flows from operating activities	$24,526	$53,318	$(28,792)	(54)%
Net cash flows from investing activities	274,914	(40,814)	315,728	n/m
Net cash flows from financing activities	(416,961)	(4,294)	(412,667)	n/m
_______________________________________
*n/m - not meaningful

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash flows from operating activities decreased $28.8 million, or 54%, during the three months ended March 31, 2025 compared to the same period in 2024 and was primarily related to an increase in net loss of $16.1 million as well as non-cash adjustments including a decrease in share-based compensation expense of $18.0 million, a gain on early extinguishment of debt of $7.4 million, and higher depreciation and amortization of $12.4 million.

Net cash flows from investing activities increased $315.7 million during the three months ended March 31, 2025 compared to the same period in 2024 and was primarily related to higher proceeds from the sale of investments of $181.2 million, fewer purchases of investments of $78.2 million, higher proceeds from the maturities of our investments of $52.5 million, fewer purchases of property and equipment of $19.4 million and partially offset by the absence of proceeds from the sale of our strategic investment of $15.5 million that occurred in the three months ended March 31, 2024.

Net cash flows from financing activities decreased $412.7 million during the three months ended March 31, 2025 compared to the same period in 2024 and was primarily related to the repayment of our convertible debt of $416.5 million.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2025, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K, except as described below:

Our failure to regain compliance with the continued listing requirements of the NYSE, or any future failure to remain in compliance with such standards, could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.

On April 1, 2025, the Company was notified by the New York Stock Exchange (NYSE) that it is not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing share price of the Company’s common stock as of March 31, 2025 was less than $1.00 over a consecutive 30 trading-day period. The Company has until October 1, 2025 to regain compliance with the NYSE’s minimum share price requirement or cure the deficiency, which may include, if necessary, effecting a reverse stock split, subject to approval by the board of directors and stockholders of the Company. We cannot guarantee that closing price of our common stock will increase such that we will regain compliance with the NYSE’s minimum share price requirement during the six-month cure period; that, if necessary, we will obtain stockholder approval with respect to a reverse stock split in order to cure the deficiency; or that we will remain in compliance with any of the NYSE’s other applicable continued listing standards. Our failure to regain compliance with the NYSE’s minimum share price requirement within the applicable cure period could lead to suspension and delisting procedures. Any suspension and delisting procedures taken by the NYSE, any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, loss of confidence from stakeholders, employees and potential business partners, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets, result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended March 31, 2025.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended March 31, 2025.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Renee Budig(1)	Director	Adoption	March 6, 2025	July 7, 2025	27,973
(1) Ms. Budig entered into a Rule 10b5-1 Plan on March 6, 2025 which provides for the potential sale of up to 27,973 shares of the Company's common stock. The plan expires on July 7, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

CHEGG, INC.
May 12, 2025	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)