Form 10-Q
period 2025-06-30
CHEGG, INC
filed 2025-08-08
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of August 4, 2025, the Registrant had 108,326,990 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$36,825	$161,475
Short-term investments	48,815	154,249
Accounts receivable, net of allowance of $125 and $190 at June 30, 2025 and December 31, 2024, respectively	18,055	23,641
Prepaid expenses	23,683	17,100
Other current assets	76,548	81,094
Total current assets	203,926	437,559
Long-term investments	28,474	212,650
Property and equipment, net	135,491	170,648
Intangible assets, net	8,194	10,347
Right of use assets	19,418	22,256
Other assets	8,950	15,491
Total assets	$404,453	$868,951
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,321	$15,159
Deferred revenue	34,759	39,217
Accrued liabilities	121,373	115,360
Current portion of convertible senior notes, net	62,516	358,605
Total current liabilities	226,969	528,341
Long-term liabilities
Convertible senior notes, net	—	127,344
Long-term operating lease liabilities	17,700	18,509
Other long-term liabilities	1,928	1,776
Total long-term liabilities	19,628	147,629
Total liabilities	246,597	675,970
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 107,821,415 and 104,880,048 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	108	105
Additional paid-in capital	1,133,686	1,114,550
Accumulated other comprehensive loss	(33,350)	(32,233)
Accumulated deficit	(942,588)	(889,441)
Total stockholders' equity	157,856	192,981
Total liabilities and stockholders' equity	$404,453	$868,951
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$105,120	$163,147	$226,507	$337,497
Cost of revenues	35,478	45,411	89,451	91,908
Gross profit	69,642	117,736	137,056	245,589
Operating expenses:
Research and development	28,717	43,651	58,145	88,086
Sales and marketing	17,417	23,545	43,031	53,920
General and administrative	59,966	54,016	99,340	109,550
Impairment expense	—	481,531	2,000	481,531
Total operating expenses	106,100	602,743	202,516	733,087
Loss from operations	(36,458)	(485,007)	(65,460)	(487,498)
Interest expense, net and other income, net:
Interest expense, net	(41)	(651)	(508)	(1,301)
Other income, net	2,059	7,119	15,056	17,899
Total interest expense, net and other income, net	2,018	6,468	14,548	16,598
Loss before provision for income taxes	(34,440)	(478,539)	(50,912)	(470,900)
Provision for income taxes	(1,223)	(138,345)	(2,235)	(147,404)
Net loss	$(35,663)	$(616,884)	$(53,147)	$(618,304)
Net loss per share, basic and diluted	$(0.33)	$(6.01)	$(0.50)	$(6.03)
Weighted average shares used to compute net loss per share, basic and diluted	106,908	102,604	106,039	102,474
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(35,663)	$(616,884)	$(53,147)	$(618,304)
Other comprehensive (loss) income
Change in unrealized gains and losses on investments	(35)	(119)	(558)	(2,089)
Change in foreign currency translation adjustments	(68)	876	(559)	(3,087)
Other comprehensive (loss) income	(103)	757	(1,117)	(5,176)
Total comprehensive loss	$(35,766)	$(616,127)	$(54,264)	$(623,480)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2025	105,377	$105	$1,125,738	$(33,247)	$(906,925)	$185,671
Issuance of common stock upon issuance of ESPP	558	1	388	—	—	389
Net share settlement of equity awards	1,886	2	(568)	—	—	(566)
Share-based compensation expense	—	—	8,128	—	—	8,128
Other comprehensive loss	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(35,663)	(35,663)
Balances at June 30, 2025	107,821	$108	$1,133,686	$(33,350)	$(942,588)	$157,856

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2024	101,570	$102	$1,057,837	$(40,672)	$(53,793)	$963,474
Issuance of common stock upon issuance of ESPP	557	—	2,188	—	—	2,188
Net share settlement of equity awards	1,234	1	(3,531)	—	—	(3,530)
Share-based compensation expense	—	—	19,495	—	—	19,495
Other comprehensive income	—	—	—	757	—	757
Net loss	—	—	—	—	(616,884)	(616,884)
Balances at June 30, 2024	103,361	$103	$1,075,989	$(39,915)	$(670,677)	$365,500
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
Issuance of common stock upon issuance of ESPP	558	1	388	—	—	389
Net share settlement of equity awards	2,383	2	(1,037)	—	—	(1,035)
Share-based compensation expense	—	—	19,785	—	—	19,785
Other comprehensive loss	—	—	—	(1,117)	—	(1,117)
Net loss	—	—	—	—	(53,147)	(53,147)
Balances at June 30, 2025	107,821	$108	$1,133,686	$(33,350)	$(942,588)	$157,856

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
Repurchase of common stock	(2,116)	(2)	(112)	—	—	(114)
Issuance of common stock upon issuance of ESPP	557	—	2,188	—	—	2,188
Net share settlement of equity awards	2,096	2	(7,825)	—	—	(7,823)
Share-based compensation expense	—	—	50,111	—	—	50,111
Other comprehensive loss	—	—	—	(5,176)	—	(5,176)
Net loss	—	—	—	—	(618,304)	(618,304)
Balances at June 30, 2024	103,361	$103	$1,075,989	$(39,915)	$(670,677)	$365,500
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(53,147)	$(618,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	19,169	47,336
Depreciation and amortization expense	48,320	39,393
Deferred tax assets	149	141,032
Operating lease expense, net of accretion	2,019	3,141
Amortization of debt issuance costs	418	1,081
Loss from write-offs of property and equipment	558	1,657
Gain on early extinguishment of debt	(7,360)	—
Realized gain on sale of investments	(752)	—
Impairment expense	2,000	481,531
Impairment of lease related assets	3,004	2,189
Impairment of strategic equity investment	6,000	—
Loss contingency	7,500	—
Other non-cash items	325	82
Change in assets and liabilities:
Accounts receivable	6,114	10,561
Prepaid expenses and other current assets	(941)	(12,173)
Other assets	928	(773)
Accounts payable	(6,038)	(12,045)
Deferred revenue	(5,945)	(10,226)
Accrued liabilities	(1,113)	(4,057)
Other liabilities	(1,522)	(2,880)
Net cash provided by operating activities	19,686	67,545
Cash flows from investing activities
Purchases of property and equipment	(15,895)	(45,817)
Purchases of investments	(793)	(123,669)
Maturities of investments	107,710	89,890
Proceeds from sale of investments	181,158	—
Proceeds from sale of strategic equity investment	—	15,500
Net cash provided by (used in) investing activities	272,180	(64,096)
Cash flows from financing activities
Repayment of convertible senior notes	(416,492)	—
Payment of taxes related to the net share settlement of equity awards	(1,037)	(7,825)
Proceeds from common stock issued under stock plans, net	391	2,190
Net cash used in financing activities	(417,138)	(5,635)
Effect of exchange rate changes	491	(305)
Net decrease in cash, cash equivalents and restricted cash	(124,781)	(2,491)
Cash, cash equivalents and restricted cash, beginning of period	164,359	137,976
Cash, cash equivalents and restricted cash, end of period	$39,578	$135,485

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow data:
Cash paid during the period for:
Interest	$224	$224
Income taxes, net of refunds	$1,072	$2,729
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,775	$4,346
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,636	$663
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$3,050	$5,016

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,825	$133,068
Restricted cash included in other current assets	1,014	540
Restricted cash included in other assets	1,739	1,877
Total cash, cash equivalents and restricted cash	$39,578	$135,485
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2025 and our results of operations, results of comprehensive loss, stockholders' equity and cash flows for the six months ended June 30, 2025 and 2024. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the six months ended June 30, 2025 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $1.0 million of deferred tax assets have been reclassified from deferred tax assets to other assets on our condensed consolidated balance sheet as of December 31, 2024. This change in presentation does not affect previously reported results.

Goodwill Impairment

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

Leases

During the three months ended June 30, 2025, we obtained $1.4 million of ROU assets in exchange for lease liabilities as we commenced a two year operating lease for an office space in the United Kingdom.

In connection with the May 2025 restructuring action, we announced the closure of our Portland office. As a result, during the three months ended June 30, 2025, we recorded a full impairment of $3.0 million, consisting of $2.4 million impairment of ROU assets and $0.6 million impairment of leasehold improvements, which was classified as a general and administrative expense on our consolidated statement of operations. Our intent and ability to sublease the office as well as the local market conditions were factored in when measuring the amount of impairment. For further information on the May 2025 restructuring action, see Note 12. Restructuring Charges”.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses. ASU 2025-05 introduces a practical expedient related to applying Accounting Standards Codification (ASC) 326-20 to current accounts receivable and contract assets. Early adoption is permitted, and the guidance will be applied on a prospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We did not early adopt ASU 2025-05 and we are currently in the process of evaluating the impact of this guidance.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options. ASU 2024-04 improves the relevance and consistency in application of the induced conversion guidance requirements in ASC 470-20—Debt. Early adoption is permitted, and the guidance can be applied on either a prospective or retrospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We did not early adopt ASU 2024-04 and we are currently in the process of evaluating the impact of this guidance.

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

The following tables present our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Subscription Services	$89,727	$146,813	$(57,086)	(39)%
Skills and Other	15,393	16,334	(941)	(6)
Total net revenues	$105,120	$163,147	$(58,027)	(36)

	Six Months Ended June 30,		Change
	2025	2024	$	%
Subscription Services	$197,293	$300,864	$(103,571)	(34)%
Skills and Other	29,214	36,633	(7,419)	(20)
Total net revenues	$226,507	$337,497	$(110,990)	(33)

During the three and six months ended June 30, 2025, we recognized revenues of $27.1 million and $34.2 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and six months ended June 30, 2024, we recognized revenues of $38.9 million and $47.1 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2025	December 31, 2024	$	%
Accounts receivable, net	$18,055	$23,641	$(5,586)	(24)%
Contract assets	6,428	7,027	(599)	(9)
Deferred revenue	34,759	39,217	(4,458)	(11)

During the six months ended June 30, 2025, our accounts receivable, net balance decreased by $5.6 million, or 24%, primarily due to higher cash collections and seasonality of our business. During the six months ended June 30, 2025, our contract assets balance decreased by $0.6 million, or 9%, primarily due to cash collections from our Chegg Skills service. During the six months ended June 30, 2025, our deferred revenue balance decreased by $4.5 million, or 11%, primarily due to lower bookings and seasonality of our business.

Note 3. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(35,663)	$(616,884)	$(53,147)	$(618,304)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	106,908	102,604	106,039	102,474

Net loss per share, basic and diluted	$(0.33)	$(6.01)	$(0.50)	$(6.03)

During the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share was the same, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares related to stock plan activity	9,420	7,421	9,737	7,286
Shares related to convertible senior notes	583	9,234	3,585	9,234
Total common stock equivalents	10,003	16,655	13,322	16,520

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$25,977	$—	$—	$25,977
Money market funds	Level 1	10,848	$—	$—	$10,848
Total cash and cash equivalents		$36,825	$—	$—	$36,825
Short-term investments:
Corporate debt securities	Level 2	$48,691	$129	$(5)	$48,815
Long-term investments:
Corporate debt securities	Level 2	$28,308	$166	$—	$28,474

	December 31, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$28,716	$—	$—	$28,716
Money market funds	Level 1	132,759	—	—	132,759
Total cash and cash equivalents		$161,475	$—	$—	$161,475
Short-term investments:
Corporate debt securities	Level 2	$113,968	$157	$(29)	$114,096
U.S. treasury securities	Level 1	40,162	—	(9)	40,153
Total short-term investments		$154,130	$157	$(38)	$154,249
Long-term investments:
Corporate debt securities	Level 2	$133,516	$736	$(78)	$134,174
U.S. treasury securities	Level 1	78,405	97	(26)	78,476
Total long-term investments		$211,921	$833	$(104)	$212,650

As of June 30, 2025, we determined that the unrealized losses on our investments were not driven by credit related factors. During the three and six months ended June 30, 2025 and 2024, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2025 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$48,691	$48,815
Due after one year through three years	28,308	28,474
Investments not due at a single maturity date	10,848	10,848
Total	$87,847	$88,137

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. During the three months ended June 30, 2025, we recorded a $6.0 million impairment charge on our investment in Knack included within general and administrative expense on our condensed consolidated statements of operations. Our impairment assessment was the result of changes in our rights as an investor and uncertainty around Knack's ability to support their future operations.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2026 notes. The estimated fair value of the 2026 notes was determined based on the trading price as of the last day of trading for the period. We consider the fair value of the 2026 notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of June 30, 2025 and December 31, 2024 was $49.5 million and $105.8 million, respectively. For further information on the 2026 notes, refer to Note 7, “Convertible Senior Notes.”

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Content	$344,533	$381,629
Software	44,109	67,612
Leasehold improvements	7,926	8,207
Furniture and fixtures	2,459	3,346
Computer and equipment	2,501	2,953
Property and equipment	401,528	463,747
Less accumulated depreciation	(266,037)	(293,099)
Property and equipment, net	$135,491	$170,648

Depreciation expense during the three and six months ended June 30, 2025 was $15.2 million and $46.2 million, respectively. Depreciation expense during the three and six months ended June 30, 2024 was $16.2 million and $31.9 million, respectively.

During the six months ended June 30, 2025, we streamlined our product experiences. As a result, we elected to abandon certain content and internal-use software assets and recorded charges of $18.2 million, consisting of $16.2 million of accelerated depreciation classified as cost of revenues on our condensed consolidated statements of operations and $2.0 million of impairment of in-progress internal-use software assets classified as impairment expense on our condensed consolidated statements of operations.

Note 6. Balance Sheet Details

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Insurance loss recovery	$55,000	$55,000
Restricted cash	1,014	956
Other	20,534	25,138
Other current assets	$76,548	$81,094

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Loss contingency	$69,500	$62,000
Taxes payable	11,712	11,319
Current operating lease liabilities	4,622	5,625
Restructuring liability	8,479	7,310
Other	27,060	29,106
Accrued liabilities	$121,373	$115,360

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

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. During the three months ended June 30, 2025, the circumstances allowing holders of the 2026 notes to convert were not met. On or after June 1, 2026 for the 2026 notes until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert their notes at any time, regardless of the circumstances. As of June 30, 2025, the 2026 notes were classified as a current liability on our condensed consolidated balance sheets as they will be convertible at the option of the holders on or after June 1, 2026.

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

The following table presents the net carrying amount of the notes (in thousands):

	June 30, 2025		December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$62,710	$—	$127,906	$358,914
Unamortized issuance costs	(194)	—	(562)	(309)
Net carrying amount	$62,516	$—	$127,344	$358,605

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	41	160	110	321
Total 2026 notes interest expense	$41	$160	$110	$321
2025 notes:
Contractual interest expense	$—	$111	$90	$220
Amortization of issuance costs	—	380	308	760
Total 2025 notes interest expense	$—	$491	$398	$980

Capped Call Transactions

Concurrently with the offering of the 2026 notes, we used $103.4 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of June 30, 2025, cover 9,297,800 shares of our common stock for the 2026 notes. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On June 27, 2025, Alicia Freeman, individually and on behalf of all others similarly situated, filed a complaint in California Superior Court, Santa Clara County asserting violations of certain California privacy laws and seeking declaratory relief and compensatory, punitive, and statutory damages, and attorneys’ fees. Currently, losses are reasonably possible, but not estimable. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. The Company is not at fault, however, is pursuing resolution with JPMC.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint seeking unspecified compensatory damages, costs, and expenses, including counsel and expert fees. On September 26, 2024, the parties participated in an in-person mediation and reached a settlement in principle to pay $55.0 million wherein the Company denies any and all allegations of fault, liability, wrongdoing, or damages. On November 6, 2024, Plaintiffs filed a motion for preliminary approval of the settlement. The Court held a final approval hearing on April 24, 2025 and issued its final order approving of the settlement on May 21, 2025. The estimated contingent liability for the loss contingency recorded was $55.0 million as of June 30, 2025 and was included within accrued liabilities on our condensed consolidated balance sheets.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order (Final Order) requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multi factor authentication to secure their accounts, and allow users to request access to and delete their data. We have cooperated with the FTC on their investigation into our implementation of the final order and expect to resolve the matter to the parties' satisfaction and without any requirements or payments.

We have also been cooperating with the FTC with respect to another CID (the "ROSCA CID") relating to our compliance with the Federal Trade Commission Act and the Restore Online Shoppers' Confidence Act. The investigation concerns certain of our practices related to online transactions and consumer cancellation options. We have entered into a settlement agreement with the FTC in connection with the ROSCA CID, which remains subject to both FTC and court approval, containing injunctive provisions and a monetary component of $7.5 million. During the three months ended June 30, 2025, we recorded a $7.5 million contingent liability included within accrued liabilities on our condensed consolidated balance sheets and as a general and administrative expense on our condensed consolidated statements of operations.

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, as of June 30, 2025, the net impact of contingent liabilities less the related insurance loss recovery is $14.5 million. For those matters upon which we have sufficient insurance coverage, we have recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our condensed consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2025.

Note 10. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. As of June 30, 2025, we have reserved the following shares of our common stock for future issuance:

June 30, 2025
Shares available for grant under the 2023 Equity Incentive Plan	11,141,440
Outstanding RSUs and PSUs	8,664,787
Shares available for issuance under the Amended and Restated 2013 Employee Stock Purchase Plan	2,448,986
Shares available for grant under the 2023 Equity Inducement Plan	1,466,489
Outstanding stock options	159,795
Total common shares reserved for future issuance	23,881,497

Stock Plans

Amended 2023 Equity Incentive Plan

On April 7, 2023, our Board of Directors adopted our 2023 Equity Incentive Plan (the “2023 EIP”), which was subsequently approved by our stockholders and became effective on June 7, 2023, replacing our 2013 Equity Incentive Plan (the “2013 Plan”). On the effective date of the 2023 EIP, 12,000,000 shares of our common stock were reserved for issuance. On June 6, 2023, the date on which the 2013 Plan expired, all remaining shares available for grant under the 2013 Plan were cancelled, and we will not make any additional grants under the 2013 Plan. In addition, any shares subject to awards, including shares subject to awards granted under the 2013 Plan that were outstanding on June 7, 2023, that are cancelled, forfeited, repurchased, expire by their terms without shares being issued, are used to pay the exercise price of an option or stock appreciation right or withheld to satisfy the tax withholding obligations related to any award, will be returned to the pool of shares available for grant and issuance under the 2023 EIP. On April 17, 2025, our Board of Directors adopted an amendment to the 2023 EIP, which was subsequently approved by our stockholders and became effective on June 4, 2025. The amendment to the 2023 EIP increases our common stock reserved for issuance under the Plan by 5,000,000 shares. The 2023 EIP permits the granting of incentive stock options, non-qualified stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards. The 2023 EIP terminates on April 7, 2033. As of June 30, 2025, there were 11,141,440 shares available for grant under the 2023 EIP.

Amended and Restated 2013 Employee Stock Purchase Plan

On April 7, 2023, our Board of Directors adopted our Amended and Restated 2013 Employee Stock Purchase Plan (the “A&R ESPP”), which was subsequently approved by our stockholders and became effective on June 7, 2023. The A&R ESPP permits eligible employees to purchase shares of our common stock by accumulating funds through periodic payroll deductions. The A&R ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the A&R ESPP, eligible employees will be granted an option to purchase shares of our common stock at a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. The Compensation Committee of our Board of Directors shall determine the duration and commencement date of each offering period, provided that an offering period shall in no event be longer than twenty-seven (27) months, except as otherwise provided by an applicable sub-plan. Upon approval of the A&R ESPP, the available share pool under our existing 2013 Employee Stock Purchase Plan was reduced, and we have reserved 4,000,000 shares of our common stock under the A&R ESPP. As of June 30, 2025, there were 2,448,986 shares of common stock available for future issuance under the A&R ESPP.

2023 Equity Inducement Plan

On October 11, 2023, our Board of Directors approved and adopted our 2023 Equity Inducement Plan (the “2023 EINP”). On the effective date of the 2023 EINP, 2,000,000 shares of our common stock were reserved for issuance and as of June 30, 2025, there were 1,466,489 shares of common stock available for future issuance. The 2023 EINP permits the granting of non-qualified stock options and restricted stock unit awards. The 2023 EINP terminates on the later of (i) October 11, 2033 or (ii) ten years from the last date that additional shares are added to the EINP by the Compensation Committee of our Board of Directors.

Note 11. Stockholders' Equity

Share Repurchases

During the six months ended June 30, 2025, we had no cash repurchases of our common stock.

During the year ended December 31, 2024, we repurchased 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

Securities Repurchase Program

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of June 30, 2025, we had $150.1 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$131	$466	$369	$979
Research and development	1,584	7,123	4,796	16,332
Sales and marketing	413	1,726	1,474	3,866
General and administrative	5,784	8,732	12,530	26,159
Total share-based compensation expense	$7,912	$18,047	$19,169	$47,336

During the three and six months ended June 30, 2025, we capitalized share-based compensation expense of $0.2 million and $0.6 million, respectively. During the three and six months ended June 30, 2024, we capitalized share-based compensation expense of $1.4 million and $2.7 million, respectively. As of June 30, 2025, total unrecognized share-based compensation expense was approximately $23.7 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.4 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	7,386,965	$10.58
Granted	6,375,000	1.49
Released	(3,607,602)	7.70
Forfeited	(1,489,576)	18.44
Balance at June 30, 2025	8,664,787	$3.69

Note 12. Restructuring Charges

May 2025 Restructuring Plan

In May 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2025, we recorded $19.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. We estimate we will incur between $11 million and $13 million of additional restructuring charges over the next two fiscal quarters and we expect the plan to be substantially completed by the first quarter of the fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Six Months Ended June 30, 2025
Beginning balance	$—
Restructuring charges	19,056
Restructuring payments	(10,809)
Ending balance	$8,247

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2025, we recorded $17.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of the third quarter of fiscal 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Six Months Ended June 30, 2025
Beginning balance	$3,915
Restructuring charges	2,458
Restructuring payments	(6,141)
Ending balance	$232

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2025, we recorded $10.3 million of cumulative restructuring charges. During the three and six months ended June 30, 2024, we recorded $6.7 million of restructuring charges. Restructuring charges are primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and the plan is completed.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Six Months Ended June 30, 2025
Beginning balance	$3,395
Restructuring charges	328
Restructuring payments	(3,723)
Ending balance	$—

Note 13. Segment Information

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

The following table presents information about our significant segment expenses and includes a reconciliation to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$105,120	$163,147	$226,507	$337,497
Less:
Cost of revenues	35,478	45,411	89,451	91,908
Research and development	28,717	43,651	58,145	88,086
Paid marketing expenses(1)	7,054	8,116	23,433	24,451
Other sales and marketing(2)	10,363	15,429	19,598	29,469
General and administrative	59,966	54,016	99,340	109,550
Impairment expense	—	481,531	2,000	481,531
Total segment expenses	141,578	648,154	291,967	824,995
Other segment items(3)	795	(131,877)	12,313	(130,806)
Net loss	$(35,663)	$(616,884)	$(53,147)	$(618,304)
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

The following table presents our total net revenues for our Subscription Services and Skills and Other product lines (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription Services	$89,727	$146,813	$197,293	$300,864
Skills and Other	15,393	16,334	29,214	36,633
Total net revenues	$105,120	$163,147	$226,507	$337,497

The following table presents our total net revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$90,145	$141,653	$195,642	$293,785
International	14,975	21,494	30,865	43,712
Total net revenues	$105,120	$163,147	$226,507	$337,497

The following table presents our long-lived assets by geographic area (in thousands):

	June 30, 2025	December 31, 2024
United States	$132,311	$172,483
International	22,598	20,421
Total long-lived assets	$154,909	$192,904

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

Exploration of Strategic Alternatives

On February 24, 2025, we announced that we are undertaking a strategic review process and exploring a range of alternatives to maximize shareholder value, including being acquired, undertaking a go-private transaction, or remaining as a standalone public company. This review is ongoing with our continued investment, innovation, and execution. We have not set a timetable for the completion of this process, and there can be no assurance that it will result in any transaction or outcome.

Business Updates and Developments

Recent technological shifts, notably Google's roll out of its AI Overviews search experience, or AIO, and continued increase in adoption of free and paid generative AI services by students, have created and are expected to continue to create headwinds for our industry and our business, most notably a reduction in traffic to our website and customers subscribing to our services. In August 2024, Google broadly rolled out AIO, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and will only continue to increase. While we continue to study the changes and adjust our SEO strategy, we expect Google to continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition.

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

In May 2025, we announced an additional restructuring plan to further manage costs and align with the market. The May 2025 restructuring plan included a reduction in workforce and the closure of one office. We estimate we will incur between $11 million and $13 million of additional restructuring charges over the next two fiscal quarters and we expect the plan to be substantially completed by the first quarter of the fiscal year 2026. For fiscal years 2025 and 2026, we expect to realize cost savings as a result of the May 2025 restructuring plan. See Note 12, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

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

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Net revenues	$105,120	100%	$163,147	100%	$226,507	100%	$337,497	100%
Cost of revenues(1)	35,478	34	45,411	28	89,451	39	91,908	27
Gross profit	69,642	66	117,736	72	137,056	61	245,589	73
Operating expenses:
Research and development(1)	28,717	27	43,651	27	58,145	26	88,086	26
Sales and marketing(1)	17,417	17	23,545	14	43,031	19	53,920	16
General and administrative(1)	59,966	57	54,016	33	99,340	44	109,550	32
Impairment expense	—	n/m	481,531	n/m	2,000	1	481,531	n/m
Total operating expenses	106,100	101	602,743	n/m	202,516	89	733,087	n/m
Loss from operations	(36,458)	(35)	(485,007)	n/m	(65,460)	(29)	(487,498)	n/m
Total interest expense, net and other income, net	2,018	2	6,468	4	14,548	6	16,598	5
Loss before provision for income taxes	(34,440)	(33)	(478,539)	n/m	(50,912)	(22)	(470,900)	n/m
Provision for income taxes	(1,223)	(1)	(138,345)	n/m	(2,235)	(1)	(147,404)	n/m
Net loss	$(35,663)	(34)%	$(616,884)	n/m	$(53,147)	(23)%	$(618,304)	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Cost of revenues	$131		$466		$369		$979
Research and development	1,584		7,123		4,796		16,332
Sales and marketing	413		1,726		1,474		3,866
General and administrative	5,784		8,732		12,530		26,159
Total share-based compensation expense	$7,912		$18,047		$19,169		$47,336

Restructuring charges:
Cost of revenues	$741		$191		$741		$191
Research and development	6,833		2,082		7,792		2,082
Sales and marketing	2,010		906		2,142		906
General and administrative	9,338		3,549		11,167		3,549
Total restructuring charges	$18,922		$6,728		$21,842		$6,728
____________________________________
*n/m - not meaningful

Three and Six Months Ended June 30, 2025 and 2024

Net Revenues

The following tables present our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Subscription Services	$89,727	$146,813	$(57,086)	(39)%
Skills and Other	15,393	16,334	(941)	(6)
Total net revenues	$105,120	$163,147	$(58,027)	(36)

	Six Months Ended June 30,		Change
	2025	2024	$	%
Subscription Services	$197,293	$300,864	$(103,571)	(34)%
Skills and Other	29,214	36,633	(7,419)	(20)
Total net revenues	$226,507	$337,497	$(110,990)	(33)

Subscription Services revenues decreased $57.1 million, or 39%, and $103.6 million, or 34%, during the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The decrease was primarily due to a 40% and 31% decrease in subscribers who have paid to access our services during the three months ended June 30, 2025 and March 31, 2025, respectively, compared to the same periods in 2024.

Skills and Other revenues decreased $0.9 million, or 6%, during the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in Chegg Skills of $3.3 million related to lower enrollments and a decrease in advertising services revenue of $3.9 million due to lower fulfillment partially offset by content licensing revenue of $6.6 million. Skills and Other revenues decreased $7.4 million, or 20%, during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in Chegg Skills of $8.3 million related to lower enrollments and a decrease in advertising services revenues of $7.7 million due to lower fulfillment partially offset by content licensing revenue of $10.6 million.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenues(1)	$35,478	$45,411	$(9,933)	(22)%

(1)Includes share-based compensation expense of:	$131	$466	$(335)	(72)%
(1)Includes restructuring charges of:	$741	$191	$550	288%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenues(1)	$89,451	$91,908	$(2,457)	(3)%

(1)Includes share-based compensation expense of:	$369	$979	$(610)	(62)%
(1)Includes restructuring charges of:	$741	$191	$550	288%

Cost of revenues decreased $9.9 million, or 22%, during the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower payment processing and other order fees of $4.8 million, primarily due to the decrease in subscribers who have paid to access our services, lower employee-related expenses of $1.2 million, and lower depreciation and amortization expense of $2.8 million. Gross margins decreased to 66% during the three months ended June 30, 2025, from 72% during the same period in 2024.

Cost of revenues decreased $2.5 million, or 3%, during the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower contractor spend of $1.5 million, lower employee-related expenses of $2.2 million, lower payment processing and other order fees of $8.5 million, which is primarily due to the decrease in subscribers who have paid to access our services, which was partially offset by higher depreciation and amortization expense of $10.5 million primarily due to the accelerated depreciation recorded as we streamlined our product experiences. Gross margins decreased to 61% during the six months ended June 30, 2025, from 73% during the same period in 2024.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Research and development(1)	$28,717	$43,651	$(14,934)	(34)%
Sales and marketing(1)	17,417	23,545	(6,128)	(26)
General and administrative(1)	59,966	54,016	5,950	11
Impairment expense	—	481,531	(481,531)	n/m
Total operating expenses	$106,100	$602,743	$(496,643)	(82)

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$1,584	$7,123	$(5,539)	(78)%
Sales and marketing	413	1,726	(1,313)	(76)
General and administrative	5,784	8,732	(2,948)	(34)
Share-based compensation expense	$7,781	$17,581	$(9,800)	(56)

Restructuring charges:
Research and development	$6,833	$2,082	$4,751	228%
Sales and marketing	2,010	906	1,104	122
General and administrative	9,338	3,549	5,789	163
Restructuring charges	$18,181	$6,537	$11,644	178
______________________________
*n/m - not meaningful

	Six Months Ended June 30,		Change
	2025	2024	$	%
Research and development(1)	$58,145	$88,086	$(29,941)	(34)%
Sales and marketing(1)	43,031	53,920	(10,889)	(20)
General and administrative(1)	99,340	109,550	(10,210)	(9)
Impairment expense	2,000	481,531	(479,531)	n/m
Total operating expenses	$202,516	$733,087	$(530,571)	(72)

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$4,796	$16,332	$(11,536)	(71)%
Sales and marketing	1,474	3,866	(2,392)	(62)
General and administrative	12,530	26,159	(13,629)	(52)
Share-based compensation expense	$18,800	$46,357	$(27,557)	(59)

Restructuring charges:
Research and development	$7,792	$2,082	$5,710	274%
Sales and marketing	2,142	906	1,236	136
General and administrative	11,167	3,549	7,618	215
Restructuring charges	$21,101	$6,537	$14,564	223
______________________________
*n/m - not meaningful

Operating expenses decreased $496.6 million, or 82%, and $530.6 million, or 72%, during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to the absence of impairment expenses of $481.5 million recognized fiscal year 2024. The remaining decrease was primarily related to lower employee-related expenses and contractor spend as a result of restructuring actions. See "Note 1, “Background and Basis of Presentation” and Note 12, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information regarding impairment expense and the restructuring actions, respectively.

Research and Development

Research and development expenses decreased $14.9 million, or 34%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $16.7 million, including share-based compensation expense, and lower contractor spend of $1.6 million, partially offset by higher restructuring charges of $4.8 million. Research and development expenses as a percentage of net revenues were flat at 27% during the three months ended June 30, 2025 and 2024.

Research and development expenses decreased $29.9 million, or 34%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $30.2 million, including share-based compensation expense, lower contractor spend of $3.6 million, and $1.2 million in lower technology expenses, partially offset by higher restructuring charges of $5.7 million. Research and development expenses as a percentage of net revenues were flat at 26% during the six months ended June 30, 2025 and 2024.

Sales and Marketing

Sales and marketing expenses decreased by $6.1 million, or 26%, during the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower employee-related expenses of $3.6 million, including share-based compensation expense, lower paid marketing expenses of $1.1 million, lower indirect marketing expenses of $1.8 million, and lower amortization expense of $0.5 million, partially offset by higher restructuring charges of $1.1 million. Sales and marketing expenses as a percentage of net revenues were 17% during the three months ended June 30, 2025 compared to 14% during the same period in 2024.

Sales and marketing expenses decreased by $10.9 million, or 20%, during the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower employee-related expenses of $5.7 million, including share-based compensation expense, lower paid marketing expenses of $1.0 million, lower indirect marketing expenses of $2.9 million, and lower depreciation and amortization expense of $1.3 million, partially offset by higher restructuring charges of $1.2 million. Sales and marketing expenses as a percentage of net revenues were 19% during the six months ended June 30, 2025 compared to 16% during the same period in 2024.

General and Administrative

General and administrative expenses increased $6.0 million, or 11%, during the three months ended June 30, 2025 compared to the same period in 2024. The increase was due to higher restructuring charges of $5.8 million, a $6.0 million impairment loss on a strategic equity investment, and a $7.5 million loss contingency accrual, partially offset by lower employee-related expenses of $8.8 million, lower professional fees of $3.8 million, and lower contractor spend of $1.2 million. General and administrative expenses as a percentage of net revenues were 57% during the three months ended June 30, 2025 compared to 33% during the same period in 2024.

General and administrative expenses decreased $10.2 million, or 9%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease was due to lower employee-related expenses of $22.8 million, which is primarily due to share-based compensation expense, lower professional fees of $6.8 million, and lower contractor spend of $1.9 million, partially offset by higher restructuring charges of $7.6 million, a $6.0 million impairment loss on a strategic equity investment, and a $7.5 million loss contingency accrual. General and administrative expenses as a percentage of net revenues were 44% during the three months ended June 30, 2025 compared to 32% during the same period in 2024.

Impairment Expense

Impairment expense was $2.0 million during the six months ended June 30, 2025, consisting of impairment of property and equipment. See Note 5, Property and Equipment, Net” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information. Impairment expense was $481.5 million during the three and six months ended June 30, 2024, consisting of impairments of goodwill, intangible assets, and other related long-lived assets. See "Note 1, Background and Basis of Presentation" and "Note 5, Property and Equipment" of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Interest Expense, net and Other Income, Net

The following tables present our interest expense, net and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Interest expense, net	$(41)	$(651)	$610	(94)%
Other income, net	2,059	7,119	(5,060)	(71)
Interest expense, net and other income, net:	$2,018	$6,468	$(4,450)	(69)

	Six Months Ended June 30,		Change
	2025	2024	$	%
Interest expense, net	$(508)	$(1,301)	$793	(61)%
Other income, net	15,056	17,899	(2,843)	(16)
Interest expense, net and other income, net:	$14,548	$16,598	$(2,050)	(12)

Interest expense, net decreased $0.6 million, or 94%, and $0.8 million, or 61%, during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

Other income, net decreased $5.1 million, or 71%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a decrease in interest income of $5.7 million due to lower investment balances.

Other income, net decreased $2.8 million, or 16%, during the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a decrease in interest income of $7.8 million due to lower investment balances and the absence of the gain on sale of the strategic equity investment in Sound Ventures of $3.8 million, partially offset by the $7.4 million gain on early extinguishment of a portion of the 2026 notes.

Provision for income taxes
The following tables present our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Provision for income taxes	(1,223)	(138,345)	$137,122	n/m

	Six Months Ended June 30,		Change
	2025	2024	$	%
Provision for income taxes	(2,235)	(147,404)	$145,169	n/m
______________________________
*n/m - not meaningful

Provision for income taxes decreased $137.1 million and $145.2 million during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the valuation allowance established in fiscal year 2024 against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	June 30, 2025	December 31, 2024	$	%
Cash, cash equivalents and investments	$114,114	$528,374	$(414,260)	(78)%
Convertible senior notes, net(1)	62,516	485,949	(423,433)	(87)
______________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments decreased $414.3 million, or 78%, and convertible senior notes, net decreased $423.4 million, or 87% during the six months ended June 30, 2025. The decreases were primarily due to the net cash used for the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and investments totaling $114.1 million, which were held for working capital purposes. We believe that our existing sources of liquidity as well as net cash flows from operations will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of June 30, 2025, we have incurred cumulative losses of $942.6 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As part of our ongoing cash management, we intend to repatriate a portion of earnings from our subsidiary in India by the end of fiscal year 2025. Accordingly, we do not assert an indefinite reinvestment of earnings and accrued a withholding tax of $2.0 million as of June 30, 2025, related to a potential future distribution of such earnings. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for our subsidiary in India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash flows from operating activities	$19,686	$67,545	$(47,859)	(71)%
Net cash flows from investing activities	272,180	(64,096)	336,276	n/m
Net cash flows from financing activities	(417,138)	(5,635)	(411,503)	n/m
_______________________________________
*n/m - not meaningful

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash flows from operating activities decreased $47.9 million, or 71%, during the six months ended June 30, 2025 compared to the same period in 2024 and was primarily related to a decrease in impairment expense of $480.0 million, as well as a decrease in deferred tax assets of $140.9 million, partially offset by a decrease in net loss of $565.2 million.

Net cash flows from investing activities increased $336.3 million during the six months ended June 30, 2025 compared to the same period in 2024 and was primarily related to higher proceeds from the sale of investments of $181.2 million, fewer purchases of investments of $122.9 million, higher proceeds from the maturities of our investments of $17.8 million, fewer purchases of property and equipment of $29.9 million partially offset by the absence of proceeds from the sale of our strategic investment of $15.5 million that occurred in the six months ended June 30, 2024.

Net cash flows from financing activities decreased $411.5 million during the six months ended June 30, 2025 compared to the same period in 2024 and was primarily related to the repayment of our convertible debt of $416.5 million.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2025, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google LLC and Alphabet Inc. ("Google"), asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AIO search experience, and seeking damages, restitution, disgorgement, and injunctive relief. Google moved to dismiss the amended complaint on July 25, 2025. Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case.

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

We have in the past, and may in the future, be unable to comply with the listing standards of the New York Stock Exchange, or NYSE. Our failure to maintain compliance with the continued listing requirements of the NYSE could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.

Our common stock is currently listed on NYSE, which has minimum standards that a company must meet in order to remain listed. These standards provide that a company will be considered to be below compliance standards if the average closing price of its common stock is less than $1.00 over a consecutive 30 trading-day period. On April 1, 2025, we were notified by NYSE that we were not in compliance with NYSE's minimum share price requirement. On July 1, 2025, following a period of stock price appreciation we received a price cure letter from NYSE confirming we had regained compliance with the minimum share price requirement. However, closing prices of our common stock on NYSE have remained close to $1.00 more recently and, accordingly, there can be no assurance that we will remain in compliance with NYSE’s minimum share price requirement or any of the NYSE’s other applicable continued listing standards. Any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could result in a suspension or delisting, and have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, loss of confidence from stakeholders, employees and potential business partners, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets, result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended June 30, 2025.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended June 30, 2025.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/2016	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	3/21/2023	3.1
10.1*	Amendment No. 1 to the Chegg, Inc. 2023 Equity Incentive Plan	8-K	001-36180	6/6/2025	10.1
31.01	Certification of Nathan Schultz, Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
August 8, 2025	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)