Form 10-Q
period 2025-09-30
CHEGG, INC
filed 2025-11-10
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of November 5, 2025, the Registrant had 109,273,108 outstanding shares of Common Stock.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations and results of operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plan to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the risks described under "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$38,180	$161,475
Short-term investments	58,209	154,249
Accounts receivable, net of allowance of $147 and $190 at September 30, 2025 and December 31, 2024, respectively	15,440	23,641
Prepaid expenses	18,742	17,100
Other current assets	72,788	81,094
Total current assets	203,359	437,559
Long-term investments	15,277	212,650
Property and equipment, net	125,598	170,648
Intangible assets, net	7,117	10,347
Right of use assets	18,088	22,256
Other assets	8,832	15,491
Total assets	$378,271	$868,951
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,850	$15,159
Deferred revenue	32,148	39,217
Accrued liabilities	111,048	115,360
Current portion of convertible senior notes, net	62,558	358,605
Total current liabilities	214,604	528,341
Long-term liabilities
Convertible senior notes, net	—	127,344
Long-term operating lease liabilities	15,355	18,509
Other long-term liabilities	2,259	1,776
Total long-term liabilities	17,614	147,629
Total liabilities	232,218	675,970
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 108,776,132 and 104,880,048 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	109	105
Additional paid-in capital	1,139,266	1,114,550
Accumulated other comprehensive loss	(33,263)	(32,233)
Accumulated deficit	(960,059)	(889,441)
Total stockholders' equity	146,053	192,981
Total liabilities and stockholders' equity	$378,271	$868,951
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$77,742	$136,593	$304,249	$474,090
Cost of revenues	31,701	43,420	121,152	135,328
Gross profit	46,041	93,173	183,097	338,762
Operating expenses:
Research and development	18,350	41,337	76,495	129,423
Sales and marketing	11,583	26,508	54,614	80,428
General and administrative	33,232	51,910	132,572	161,460
Impairment expense	—	195,708	2,000	677,239
Total operating expenses	63,165	315,463	265,681	1,048,550
Loss from operations	(17,124)	(222,290)	(82,584)	(709,788)
Interest expense, net and other income, net:
Interest expense, net	(41)	(658)	(549)	(1,959)
Other income, net	1,377	7,586	16,433	25,485
Total interest expense, net and other income, net	1,336	6,928	15,884	23,526
Loss before provision for income taxes	(15,788)	(215,362)	(66,700)	(686,262)
(Provision for) benefit from income taxes	(1,683)	2,723	(3,918)	(144,681)
Net loss	$(17,471)	$(212,639)	$(70,618)	$(830,943)
Net loss per share, basic and diluted	$(0.16)	$(2.05)	$(0.66)	$(8.08)
Weighted average shares used to compute net loss per share, basic and diluted	108,450	103,723	106,851	102,893
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(17,471)	$(212,639)	$(70,618)	$(830,943)
Other comprehensive income (loss)
Change in unrealized gains and losses on investments	44	5,060	(514)	2,971
Change in foreign currency translation adjustments	43	4,806	(516)	1,719
Other comprehensive income (loss)	87	9,866	(1,030)	4,690
Total comprehensive loss	$(17,384)	$(202,773)	$(71,648)	$(826,253)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2025	107,821	$108	$1,133,686	$(33,350)	$(942,588)	$157,856
Issuance of common stock upon issuance of ESPP	—	—	—	—	—	—
Net share settlement of equity awards	955	1	(605)	—	—	(604)
Share-based compensation expense	—	—	6,185	—	—	6,185
Other comprehensive income	—	—	—	87	—	87
Net loss	—	—	—	—	(17,471)	(17,471)
Balances at September 30, 2025	108,776	$109	$1,139,266	$(33,263)	$(960,059)	$146,053

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2024	103,361	$103	$1,075,989	$(39,915)	$(670,677)	$365,500
Issuance of common stock upon issuance of ESPP	—	—	—	—	—	—
Net share settlement of equity awards	607	1	(823)	—	—	(822)
Share-based compensation expense	—	—	23,076	—	—	23,076
Other comprehensive income	—	—	—	9,866	—	9,866
Net loss	—	—	—	—	(212,639)	(212,639)
Balances at September 30, 2024	103,968	$104	$1,098,242	$(30,049)	$(883,316)	$184,981
See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
Issuance of common stock upon issuance of ESPP	558	1	388	—	—	389
Net share settlement of equity awards	3,338	3	(1,642)	—	—	(1,639)
Share-based compensation expense	—	—	25,970	—	—	25,970
Other comprehensive loss	—	—	—	(1,030)	—	(1,030)
Net loss	—	—	—	—	(70,618)	(70,618)
Balances at September 30, 2025	108,776	$109	$1,139,266	$(33,263)	$(960,059)	$146,053

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2023	102,824	$103	$1,031,627	$(34,739)	$(52,373)	$944,618
Repurchase of common stock	(2,116)	(2)	(112)	—	—	(114)
Issuance of common stock upon issuance of ESPP	557	—	2,188	—	—	2,188
Net share settlement of equity awards	2,703	3	(8,648)	—	—	(8,645)
Share-based compensation expense	—	—	73,187	—	—	73,187
Other comprehensive income	—	—	—	4,690	—	4,690
Net loss	—	—	—	—	(830,943)	(830,943)
Balances at September 30, 2024	103,968	$104	$1,098,242	$(30,049)	$(883,316)	$184,981
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(70,618)	$(830,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	25,094	69,267
Depreciation and amortization expense	63,641	58,966
Deferred tax assets	319	141,103
Operating lease expense, net of accretion	2,883	4,647
Amortization of debt issuance costs	459	1,628
Loss from write-offs of property and equipment	793	2,024
Gain on early extinguishment of debt	(7,360)	—
Realized gain on sale of investments	(752)	—
Impairment expense	2,000	677,239
Impairment of lease related assets	3,004	2,189
Impairment of strategic equity investment	6,000	—
Loss contingency	—	5,100
Other non-cash items	1,049	222
Change in assets and liabilities:
Accounts receivable	8,592	8,019
Prepaid expenses and other current assets	7,822	(55,725)
Other assets	1,323	(469)
Accounts payable	(4,977)	(8,308)
Deferred revenue	(8,195)	(11,763)
Accrued liabilities	(3,301)	46,849
Other liabilities	(3,277)	(2,968)
Net cash provided by operating activities	24,499	107,077
Cash flows from investing activities
Purchases of property and equipment	(21,651)	(61,659)
Purchases of investments	(793)	(134,213)
Maturities of investments	111,124	96,907
Proceeds from sale of investments	181,158	—
Proceeds from sale of strategic equity investment	—	15,500
Net cash provided by (used in) investing activities	269,838	(83,465)
Cash flows from financing activities
Repayment of convertible senior notes	(416,492)	—
Payment of taxes related to the net share settlement of equity awards	(1,642)	(8,648)
Proceeds from common stock issued under stock plans	392	2,191
Net cash used in financing activities	(417,742)	(6,457)
Effect of exchange rate changes	(160)	(149)
Net (decrease) increase in cash, cash equivalents and restricted cash	(123,565)	17,006
Cash, cash equivalents and restricted cash, beginning of period	164,359	137,976
Cash, cash equivalents and restricted cash, end of period	$40,794	$154,982

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow data:
Cash paid during the period for:
Interest	$224	$449
Income taxes, net of refunds	$2,205	$3,531
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,429	$6,329
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,636	$9,686
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,750	$4,771

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$38,180	$152,073
Restricted cash included in other current assets	912	454
Restricted cash included in other assets	1,702	2,455
Total cash, cash equivalents and restricted cash	$40,794	$154,982
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), headquartered in Santa Clara, California, was incorporated as a Delaware corporation in July 2005. Chegg is a learning platform helping businesses bring new skills to their workforce and giving lifelong learners and students the skills and confidence to succeed. Focused on the large and growing skilling market, Chegg offers innovative tools for workplace readiness, professional upskilling, and language learning. Chegg also continues to offer students artificial intelligence (AI)-driven, personalized support. Chegg remains committed to its mission of improving learning outcomes and career opportunities for millions around the world.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2025, our results of operations, results of comprehensive loss, and stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the nine months ended September 30, 2025 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. ASU 2025-06 modernizes the accounting for software costs that are accounted for under Accounting Standards Codification (ASC) 350-40 and 350-50 by removing references to prescriptive and sequential software development stages and specifying that disclosures under 360-10 are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Early adoption is permitted and the guidance may be applied on either a prospective, retrospective or modified basis. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. We did not early adopt ASU 2025-06 and we are currently in the process of evaluating the impact of this guidance.

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

The following tables present our total net revenues for the periods shown disaggregated for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Subscription Services	$69,100	$119,804	$(50,704)	(42)%
Skills and Other	8,642	16,789	(8,147)	(49)
Total net revenues	$77,742	$136,593	$(58,851)	(43)

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Subscription Services	$266,393	$420,668	$(154,275)	(37)%
Skills and Other	37,856	53,422	(15,566)	(29)
Total net revenues	$304,249	$474,090	$(169,841)	(36)

During the three and nine months ended September 30, 2025, we recognized revenues of $22.5 million and $38.0 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2024, we recognized revenues of $33.3 million and $52.3 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	September 30, 2025	December 31, 2024	$	%
Accounts receivable, net	$15,440	$23,641	$(8,201)	(35)%
Contract assets	6,440	7,027	(587)	(8)
Deferred revenue	32,148	39,217	(7,069)	(18)

During the nine months ended September 30, 2025, our accounts receivable, net balance decreased by $8.2 million, or 35%, primarily due to lower bookings, higher cash collections, and seasonality of our business. During the nine months ended September 30, 2025, our contract assets balance decreased by $0.6 million, or 8%, primarily due to cash collections from our Chegg Skills service. During the nine months ended September 30, 2025, our deferred revenue balance decreased by $7.1 million, or 18%, primarily due to lower bookings and seasonality of our business.

Note 3. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(17,471)	$(212,639)	$(70,618)	$(830,943)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	108,450	103,723	106,851	102,893

Net loss per share, basic and diluted	$(0.16)	$(2.05)	$(0.66)	$(8.08)

During the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share was the same, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares related to stock plan activity	3,226	9,262	8,177	7,551
Shares related to convertible senior notes	583	9,234	2,573	9,234
Total common stock equivalents	3,809	18,496	10,750	16,785

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$25,699	$—	$—	$25,699
Money market funds	Level 1	12,481	—	—	12,481
Total cash and cash equivalents		$38,180	$—	$—	$38,180
Short-term investments:
Corporate debt securities	Level 2	$57,988	$221	$—	$58,209
Long-term investments:
Corporate debt securities	Level 2	$15,164	$113	$—	$15,277

	December 31, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$28,716	$—	$—	$28,716
Money market funds	Level 1	132,759	—	—	132,759
Total cash and cash equivalents		$161,475	$—	$—	$161,475
Short-term investments:
Corporate debt securities	Level 2	$113,968	$157	$(29)	$114,096
U.S. treasury securities	Level 1	40,162	—	(9)	40,153
Total short-term investments		$154,130	$157	$(38)	$154,249
Long-term investments:
Corporate debt securities	Level 2	$133,516	$736	$(78)	$134,174
U.S. treasury securities	Level 1	78,405	97	(26)	78,476
Total long-term investments		$211,921	$833	$(104)	$212,650

During the three and nine months ended September 30, 2025 and 2024, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of September 30, 2025 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$57,988	$58,209
Due after one year through three years	15,164	15,277
Investments not due at a single maturity date	12,481	12,481
Total	$85,633	$85,967

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Strategic Investments

In July 2022, we completed an investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. During the nine months ended September 30, 2025, we recorded a $6.0 million impairment charge on our investment in Knack included within general and administrative expense on our condensed consolidated statements of operations. Our impairment assessment was the result of changes in our rights as an investor and uncertainty around Knack's ability to support their future operations.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2026 notes. The estimated fair value of the 2026 notes was determined based on the trading price as of the last day of trading for the period. We consider the fair value of the 2026 notes to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of September 30, 2025 and December 31, 2024 was $52.6 million and $105.8 million, respectively. For further information on the 2026 notes, refer to Note 7, “Convertible Senior Notes.”

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Content	$347,680	$381,629
Software	44,912	67,612
Leasehold improvements	7,898	8,207
Furniture and fixtures	2,419	3,346
Computer and equipment	2,456	2,953
Property and equipment	405,365	463,747
Less accumulated depreciation	(279,767)	(293,099)
Property and equipment, net	$125,598	$170,648

Depreciation expense during the three and nine months ended September 30, 2025 was $14.2 million and $60.4 million, respectively. Depreciation expense during the three and nine months ended September 30, 2024 was $18.2 million and $50.0 million, respectively.

During the nine months ended September 30, 2025, we streamlined our product experiences. As a result, we elected to abandon certain content and internal-use software assets and recorded charges of $18.2 million, consisting of $16.2 million of accelerated depreciation classified as cost of revenues on our condensed consolidated statements of operations and $2.0 million of impairment of in-progress internal-use software assets classified as impairment expense on our condensed consolidated statements of operations.

Note 6. Balance Sheet Details

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Insurance loss recovery	$55,000	$55,000
Restricted cash	912	956
Other	16,876	25,138
Other current assets	$72,788	$81,094

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Loss contingency	$62,000	$62,000
Taxes payable	11,366	11,319
Current operating lease liabilities	5,123	5,625
Restructuring liability	8,373	7,310
Other	24,186	29,106
Accrued liabilities	$111,048	$115,360

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

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. During the three months ended September 30, 2025, the circumstances allowing holders of the 2026 notes to convert were not met. On or after June 1, 2026 for the 2026 notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the circumstances. As of September 30, 2025, the 2026 notes were classified as a current liability on our condensed consolidated balance sheets as they will be convertible at the option of the holders at any time beginning June 1, 2026 and will mature on September 1, 2026, both of which are within the next twelve months.

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

The following table presents the net carrying amount of the notes (in thousands):

	September 30, 2025		December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$62,710	$—	$127,906	$358,914
Unamortized issuance costs	(152)	—	(562)	(309)
Net carrying amount	$62,558	$—	$127,344	$358,605

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	41	163	151	484
Total 2026 notes interest expense	$41	$163	$151	$484
2025 notes:
Contractual interest expense	$—	$111	$90	$331
Amortization of issuance costs	—	384	308	1,144
Total 2025 notes interest expense	$—	$495	$398	$1,475

Capped Call Transactions

Concurrently with the offering of the 2026 notes, we used $103.4 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of September 30, 2025, cover 9,297,800 shares of our common stock for the 2026 notes. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 8. Commitments and Contingencies

We may from time to time be involved in certain legal proceedings and regulatory compliance matters in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and contractual and related disputes brought through private actions, class actions, administrative proceedings, regulatory actions or other litigation. We may also, from time to time, be involved in various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters.

On June 27, 2025, Alicia Freeman, individually and on behalf of all others similarly situated, filed a complaint in California Superior Court, Santa Clara County asserting violations of certain California privacy laws and seeking declaratory relief and compensatory, punitive, and statutory damages, and attorneys’ fees. The parties have agreed that the matter be referred to binding arbitration and this case be stayed pending completion of the arbitration. Currently, losses are reasonably possible, but not estimable. The Company disputes these claims and intends to vigorously defend itself in this matter.

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

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint seeking unspecified compensatory damages, costs, and expenses, including counsel and expert fees. On September 26, 2024, the parties participated in an in-person mediation and reached a settlement in principle to pay $55.0 million wherein the Company denies any and all allegations of fault, liability, wrongdoing, or damages. On November 6, 2024, Plaintiffs filed a motion for preliminary approval of the settlement. The Court held a final approval hearing on April 24, 2025 and issued its final order approving of the settlement on May 21, 2025. The Court entered its Final Judgment and Order of Dismissal on June 20, 2025. On October 29, 2025, Plaintiffs filed their final Motion for Distribution with the Court, which will result in final approval for all accepted claims and will direct distribution of funds. Insurance funds are now expected to be disbursed in the fourth quarter of fiscal year 2025 or the first quarter of fiscal year 2026. The estimated contingent liability for the loss contingency recorded was $55.0 million as of September 30, 2025 and was included within accrued liabilities on our condensed consolidated balance sheets. The same amount was recorded for expected insurance loss recoveries, which is included within other current assets on our condensed consolidated balance sheets.

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

On June 18, 2020, we received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) regarding certain alleged deceptive or unfair acts or practices related to consumer privacy and/or data security. On October 31, 2022, the FTC published the parties’ agreed-upon consent order regarding Chegg’s privacy and data security practices. On January 27, 2023, the FTC finalized its order (Final Order) requiring Chegg to implement a comprehensive information security program, limit the data the Company can collect and retain, offer users multi factor authentication to secure their accounts, and allow users to request access to and delete their data. The FTC investigated our implementation of the final order, and that investigation has been resolved without any requirements or payments.

We also cooperated with the FTC with respect to another CID (the "ROSCA CID") relating to our compliance with the Federal Trade Commission Act and the Restore Online Shoppers' Confidence Act. The investigation concerned certain of our practices related to online transactions and consumer cancellation options. On September 28, 2025 a federal district court entered a settlement agreement between us and the FTC in connection with the ROSCA CID that contains injunctive provisions and a monetary component of $7.5 million, which we have paid. The Court entered its Order approving the parties Stipulated Order for Permanent Injunction, Monetary Judgment, and Other Relief on September 18, 2025 and resolving the matter. As such, we have relieved the $7.5 million contingent liability previously included within accrued liabilities on our condensed consolidated balance sheets with the associated general and administrative expense remaining on our condensed consolidated statements of operations as of September 30, 2025.

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, as of September 30, 2025, the net impact of contingent liabilities less the related insurance loss recovery is $7.0 million. For those matters upon which we have sufficient insurance coverage, we have recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our condensed consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of September 30, 2025.

Note 10. Stockholders' Equity

Share Repurchases

During the nine months ended September 30, 2025, we had no cash repurchases of our common stock.

During the year ended December 31, 2024, we repurchased 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

Securities Repurchase Program

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of September 30, 2025, we had $150.1 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$102	$471	$471	$1,450
Research and development	1,141	7,492	5,937	23,824
Sales and marketing	352	2,100	1,826	5,966
General and administrative	4,330	11,868	16,860	38,027
Total share-based compensation expense	$5,925	$21,931	$25,094	$69,267

During the three and nine months ended September 30, 2025, we capitalized share-based compensation expense of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2024, we capitalized share-based compensation expense of $1.2 million and $3.9 million, respectively. As of September 30, 2025, total unrecognized share-based compensation expense was approximately $15.6 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.2 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	7,386,965	$10.58
Granted	6,375,000	1.49
Released	(5,025,248)	6.88
Forfeited	(1,934,971)	15.33
Balance at September 30, 2025	6,801,746	$3.32

Note 11. Restructuring Charges

May 2025 Restructuring Plan

In May 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of September 30, 2025, we recorded $27.5 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. We estimate we will incur between $2 million and $3 million of additional restructuring charges over the next fiscal quarter and we expect the plan to be substantially completed by the first quarter of the fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$—
Restructuring charges	27,496
Restructuring payments	(19,757)
Ending balance	$7,739

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of September 30, 2025, we recorded $17.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2025.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$3,915
Restructuring charges	2,458
Restructuring payments	(6,311)
Ending balance	$62

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of September 30, 2025, we recorded $11.0 million of cumulative restructuring charges. During the three and nine months ended September 30, 2024, we recorded $2.1 million and $8.8 million of restructuring charges, respectively. Restructuring charges are primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$3,395
Restructuring charges	1,020
Restructuring payments	(3,843)
Ending balance	$572

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

The following table presents information about our significant segment expenses and includes a reconciliation to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$77,742	$136,593	$304,249	$474,090
Less:
Cost of revenues	31,701	43,420	121,152	135,328
Research and development	18,350	41,337	76,495	129,423
Paid marketing expenses(1)	4,403	15,625	27,836	40,076
Other sales and marketing(2)	7,180	10,883	26,778	40,352
General and administrative	33,232	51,910	132,572	161,460
Impairment expense	—	195,708	2,000	677,239
Total segment expenses	94,866	358,883	386,833	1,183,878
Other segment items(3)	(347)	9,651	11,966	(121,155)
Net loss	$(17,471)	$(212,639)	$(70,618)	$(830,943)
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

The following table presents our total net revenues for our Subscription Services and Skills and Other product lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription Services	$69,100	$119,804	$266,393	$420,668
Skills and Other	8,642	16,789	37,856	53,422
Total net revenues	$77,742	$136,593	$304,249	$474,090

The following table presents our total net revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$64,841	$119,038	$260,483	$412,823
International	12,901	17,555	43,766	61,267
Total net revenues	$77,742	$136,593	$304,249	$474,090

The following table presents our long-lived assets by geographic area (in thousands):

	September 30, 2025	December 31, 2024
United States	$121,876	$172,483
International	21,810	20,421
Total long-lived assets	$143,686	$192,904

Note 13. Subsequent Events

October 2025 Restructuring Plan

In October 2025, we announced a restructuring plan that includes a reduction of our global workforce as well as other actions to streamline our operations. We estimate that we will incur charges of approximately $15 million to $19 million in connection with these actions, primarily consisting of expenditures for employee transition and severance payments, employee benefits and other related costs. We expect that substantially all of these charges will be incurred by the first quarter of 2026, with approximately $12 million to $16 million by the fourth quarter of 2025. The accounting for the October 2025 restructuring plan is in process as of the issuance date of our condensed consolidated financial statements and therefore we are unable to make any additional disclosures.

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

Overview

Chegg is a learning platform helping businesses bring new skills to their workforce and giving lifelong learners and students the skills and confidence to succeed. Focused on the large and growing skilling market, Chegg offers innovative tools for workplace readiness, professional upskilling, and language learning. Chegg also continues to offer students artificial intelligence (AI)-driven, personalized support. Chegg remains committed to its mission of improving learning outcomes and career opportunities for millions around the world.

Along those lines, Chegg is evolving into a skills focused organization, investing in two large growth areas: language learning, and workplace readiness and upskilling. These businesses are expected to serve as primary growth engines, while Chegg Study should remain a valuable service for millions of students and also generate cash to support investments in the growth businesses. We believe the investments we are making will allow us to return to revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail below and in Part II, Item 1A, “Risk Factors.”

Conclusion of Process to Explore Strategic Alternatives

On October 27, 2025, we announced that our Board of Directors unanimously approved the conclusion of its review of strategic alternatives that was announced in February 2025.

Business Updates and Developments

Recent technological shifts, notably Google's AI Overviews search experience, or AIO, and continued increase in adoption of free and paid generative AI services by students, have created and are expected to continue to create headwinds for our industry and our business, most notably a reduction in traffic to our website and customers subscribing to our services. In August 2024, Google broadly rolled out AIO, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and will only continue to increase. We expect Google to continue its shift from being a search origination point to the destination, which we believe has materially adversely affected our business, operating results and financial condition.

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

In May 2025, we announced an additional restructuring plan to further manage costs and align with the market. The May 2025 restructuring plan included a reduction in workforce and the closure of one office. We estimate we will incur between $2 million and $3 million of additional restructuring charges over the next fiscal quarter and we expect the plan to be substantially completed by the first quarter of the fiscal year 2026. For fiscal years 2025 and 2026, we expect to realize cost savings as a result of the May 2025 restructuring plan. See Note 11, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

In October 2025, we announced a further restructuring plan that includes a reduction of our global workforce, which is expected to impact approximately 388 employees, or about 45% of our current workforce, as well as other actions to streamline the Company’s operations. We estimate we will incur between $12 million and $16 million of additional restructuring charges over the next fiscal quarter and we expect the plan to be substantially completed by the first quarter of the fiscal year 2026. For fiscal years 2025 and 2026, we expect to realize cost savings as a result of the October 2025 restructuring plan. See Note 13, “Subsequent Events” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional details.

We are evolving our learning platform into a skilling-focused business-to-business organization, building on its existing businesses in professional language learning, workplace readiness and AI-related skills courses. These businesses are expected to generate positive revenue in 2025 and achieve further growth in 2026. This new strategic focus positions Chegg for a return to sustainable revenue and profitability growth over time.

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

Skills and Other

Our Skills and Other product line includes revenues from Chegg Skills, advertising services, content licensing, print textbooks and eTextbooks. Our Chegg Skills learning platform offers professional courses focused on the latest technology skills. We work with leading brands and programmatic partners to deliver advertising across our platforms. Beginning in the first quarter of 2025, we enter into non-exclusive content library licensing agreements with third parties. Until July 1, 2025, we also provided a platform for students to rent or buy print textbooks and eTextbooks, which helps students save money compared to the cost of buying new.

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

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Net revenues	$77,742	100%	$136,593	100%	$304,249	100%	$474,090	100%
Cost of revenues(1)	31,701	41	43,420	32	121,152	40	135,328	29
Gross profit	46,041	59	93,173	68	183,097	60	338,762	71
Operating expenses:
Research and development(1)	18,350	24	41,337	30	76,495	25	129,423	27
Sales and marketing(1)	11,583	15	26,508	19	54,614	18	80,428	17
General and administrative(1)	33,232	43	51,910	38	132,572	44	161,460	34
Impairment expense	—	n/m	195,708	n/m	2,000	1	677,239	n/m
Total operating expenses	63,165	81	315,463	n/m	265,681	87	1,048,550	n/m
Loss from operations	(17,124)	(22)	(222,290)	n/m	(82,584)	(27)	(709,788)	n/m
Total interest expense, net and other income, net	1,336	2	6,928	5	15,884	5	23,526	5
Loss before provision for income taxes	(15,788)	(20)	(215,362)	n/m	(66,700)	(22)	(686,262)	n/m
Provision for income taxes	(1,683)	(2)	2,723	2	(3,918)	(1)	(144,681)	n/m
Net loss	$(17,471)	(22)%	$(212,639)	n/m	$(70,618)	(23)%	$(830,943)	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Cost of revenues	$102		$471		$471		$1,450
Research and development	1,141		7,492		5,937		23,824
Sales and marketing	352		2,100		1,826		5,966
General and administrative	4,330		11,868		16,860		38,027
Total share-based compensation expense	$5,925		$21,931		$25,094		$69,267

Restructuring charges:
Cost of revenues	$915		$12		$1,656		$203
Research and development	2,511		827		10,303		2,909
Sales and marketing	92		—		2,234		906
General and administrative	5,614		1,273		16,781		4,822
Total restructuring charges	$9,132		$2,112		$30,974		$8,840
____________________________________
*n/m - not meaningful

Three and Nine Months Ended September 30, 2025 and 2024

Net Revenues

The following tables present our total net revenues for the periods shown for our Subscription Services and Skills and Other product lines (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Subscription Services	$69,100	$119,804	$(50,704)	(42)%
Skills and Other	8,642	16,789	(8,147)	(49)
Total net revenues	$77,742	$136,593	$(58,851)	(43)

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Subscription Services	$266,393	$420,668	$(154,275)	(37)%
Skills and Other	37,856	53,422	(15,566)	(29)
Total net revenues	$304,249	$474,090	$(169,841)	(36)

Subscription Services revenues decreased $50.7 million, or 42%, and $154.3 million, or 37%, during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decrease was primarily due to a 43%, 38%, and 30% decrease in subscribers who have paid to access our services during the three months ended September 30, 2025, June 30, 2025 and March 31, 2025, respectively, compared to the same periods in 2024.

Skills and Other revenues decreased $8.1 million, or 49%, during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in advertising services revenue of $4.5 million due to lower fulfillment, a decrease in Chegg Skills of $1.9 million related to lower enrollments, and a decrease of $1.7 million as we no longer provide a platform for students to rent or buy print textbooks and eTextbooks. Skills and Other revenues decreased $15.6 million, or 29%, during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in advertising services revenues of $12.2 million due to lower fulfillment, a decrease in Chegg Skills of $10.2 million related to lower enrollments, and a $3.8 million decrease as we no longer provide a platform for students to rent or buy print textbooks and eTextbooks, partially offset by content licensing revenue of $10.6 million.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenues(1)	$31,701	$43,420	$(11,719)	(27)%

(1)Includes share-based compensation expense of:	$102	$471	$(369)	(78)%
(1)Includes restructuring charges of:	$915	$12	$903	n/m

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenues(1)	$121,152	$135,328	$(14,176)	(10)%

(1)Includes share-based compensation expense of:	$471	$1,450	$(979)	(68)%
(1)Includes restructuring charges of:	$1,656	$203	$1,453	n/m
____________________________________
*n/m - not meaningful

Cost of revenues decreased $11.7 million, or 27%, during the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower payment processing and other order fees of $4.3 million, primarily due to the decrease in subscribers who have paid to access our services, lower depreciation and amortization expense of $4.0 million, lower web hosting fees of $1.7 million and lower employee-related expenses of $1.1 million. Gross margins decreased to 59% during the three months ended September 30, 2025, from 68% during the same period in 2024.

Cost of revenues decreased $14.2 million, or 10%, during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower payment processing and other order fees of $12.8 million, which is primarily due to the decrease in subscribers who have paid to access our services, lower employee-related expenses of $3.3 million, lower web hosting fees of $2.4 million, lower contractor spend of $1.9 million, and lower advertising revenue costs of $1.0 million due to decreased spending, which was partially offset by higher depreciation and amortization expense of $6.5 million primarily due to the accelerated depreciation recorded as we streamlined our product experiences, and higher restructuring charges of $1.5 million. Gross margins decreased to 60% during the nine months ended September 30, 2025, from 71% during the same period in 2024.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Research and development(1)	$18,350	$41,337	$(22,987)	(56)%
Sales and marketing(1)	11,583	26,508	(14,925)	(56)
General and administrative(1)	33,232	51,910	(18,678)	(36)
Impairment expense	—	195,708	(195,708)	n/m
Total operating expenses	$63,165	$315,463	$(252,298)	(80)

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$1,141	$7,492	$(6,351)	(85)%
Sales and marketing	352	2,100	(1,748)	(83)
General and administrative	4,330	11,868	(7,538)	(64)
Share-based compensation expense	$5,823	$21,460	$(15,637)	(73)

Restructuring charges:
Research and development	$2,511	$827	$1,684	204%
Sales and marketing	92	—	92	n/m
General and administrative	5,614	1,273	4,341	341
Restructuring charges	$8,217	$2,100	$6,117	291
______________________________
*n/m - not meaningful

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Research and development(1)	$76,495	$129,423	$(52,928)	(41)%
Sales and marketing(1)	54,614	80,428	(25,814)	(32)
General and administrative(1)	132,572	161,460	(28,888)	(18)
Impairment expense	2,000	677,239	(675,239)	n/m
Total operating expenses	$265,681	$1,048,550	$(782,869)	(75)

(1) Includes share-based compensation expense and restructuring charges as follows:

Share-based compensation expense:
Research and development	$5,937	$23,824	$(17,887)	(75)%
Sales and marketing	1,826	5,966	(4,140)	(69)
General and administrative	16,860	38,027	(21,167)	(56)
Share-based compensation expense	$24,623	$67,817	$(43,194)	(64)

Restructuring charges:
Research and development	$10,303	$2,909	$7,394	n/m
Sales and marketing	2,234	906	1,328	n/m
General and administrative	16,781	4,822	11,959	n/m
Restructuring charges	$29,318	$8,637	$20,681	n/m
______________________________
*n/m - not meaningful

Operating expenses decreased $252.3 million, or 80%, and $782.9 million, or 75%, during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to the absence of impairment expenses of $195.7 million and $677.2 million recognized in the three and nine months ended September 30, 2024, respectively. The remaining decrease was primarily related to lower employee-related expenses and contractor spend as a result of restructuring actions. See "Note 1, “Background and Basis of Presentation” and Note 11, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information regarding impairment expense and the restructuring actions, respectively.

Research and Development

Research and development expenses decreased $23.0 million, or 56%, during the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $20.2 million including share-based compensation expense, lower web hosting fees of $1.9 million, lower contractor spend of $1.2 million, and lower technology expenses of $0.7 million, partially offset by higher restructuring charges of $1.7 million. Research and development expenses as a percentage of net revenues were 24% during the three months ended September 30, 2025 compared to 30% during the same period in 2024.

Research and development expenses decreased $52.9 million, or 41%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $50.4 million including share-based compensation expense, lower contractor spend of $4.8 million, lower technology expenses of $1.9 million, lower web hosting fees of $1.8 million, and lower depreciation and amortization expense of $0.8 million, partially offset by higher restructuring charges of $7.4 million. Research and development expenses as a percentage of net revenues were 25% during the nine months ended September 30, 2025 compared to 27% during the same period in 2024.

Sales and Marketing

Sales and marketing expenses decreased by $14.9 million, or 56%, during the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower paid marketing expenses of $11.2 million and lower employee-related expenses of $4.4 million including share-based compensation expense, partially offset by higher indirect marketing expenses of $0.9 million. Sales and marketing expenses as a percentage of net revenues were 15% during the three months ended September 30, 2025 compared to 19% during the same period in 2024.

Sales and marketing expenses decreased by $25.8 million, or 32%, during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower paid marketing expenses of $12.2 million, lower employee-related expenses of $10.1 million including share-based compensation expense, lower indirect marketing expenses of $2.0 million, lower depreciation and amortization expense of $1.3 million, and $0.5 million in lower technology expenses, partially offset by higher restructuring charges of $1.3 million. Sales and marketing expenses as a percentage of net revenues were 18% during the nine months ended September 30, 2025 compared to 17% during the same period in 2024.

General and Administrative

General and administrative expenses decreased $18.7 million, or 36%, during the three months ended September 30, 2025 compared to the same period in 2024. The decrease was due to lower employee-related expenses of $15.6 million including share-based compensation expense, $5.1 million in lower loss contingency accruals, lower contractor spend of $0.9 million, and lower professional fees of $0.7 million, partially offset by higher restructuring charges of $4.3 million. General and administrative expenses as a percentage of net revenues were 43% during the three months ended September 30, 2025 compared to 38% during the same period in 2024.

General and administrative expenses decreased $28.9 million, or 18%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was due to lower employee-related expenses of $38.4 million including share-based compensation expense, lower professional fees of $7.5 million, and lower contractor spend of $2.8 million, partially offset by higher restructuring charges of $12.0 million, a $6.0 million impairment loss on a strategic equity investment, and higher loss contingency accruals of $2.4 million. General and administrative expenses as a percentage of net revenues were 44% during the nine months ended September 30, 2025 compared to 34% during the same period in 2024.

Impairment Expense

Impairment expense was $2.0 million during the nine months ended September 30, 2025, consisting of impairment of property and equipment. See Note 5, Property and Equipment, Net” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information. Impairment expense was $195.7 million and $677.2 million during the three and nine months ended September 30, 2024, consisting of impairments of goodwill, intangible assets, and other related long-lived assets. See "Note 1, Background and Basis of Presentation" and "Note 5, Property and Equipment" of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Interest Expense, net and Other Income, Net

The following tables present our interest expense, net and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Interest expense, net	$(41)	$(658)	$617	(94)%
Other income, net	1,377	7,586	(6,209)	(82)
Interest expense, net and other income, net:	$1,336	$6,928	$(5,592)	(81)

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Interest expense, net	$(549)	$(1,959)	$1,410	(72)%
Other income, net	16,433	25,485	(9,052)	(36)
Interest expense, net and other income, net:	$15,884	$23,526	$(7,642)	(32)

Interest expense, net decreased $0.6 million, or 94%, and $1.4 million, or 72%, during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

Other income, net decreased $6.2 million, or 82%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in interest income of $6.0 million due to lower investment balances.

Other income, net decreased $9.1 million, or 36%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in interest income of $13.8 million due to lower investment balances and $3.0 million of lower realized gains on investments, partially offset by the $7.4 million gain on early extinguishment of a portion of the 2026 notes.

Provision for income taxes
The following tables present our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
(Provision for) benefit from income taxes	(1,683)	2,723	$(4,406)	n/m

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Provision for income taxes	(3,918)	(144,681)	$140,763	n/m
______________________________
*n/m - not meaningful

Provision for income taxes increased $4.4 million during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the absence of discrete one-time tax benefits from fiscal year 2024 and restructuring losses in foreign jurisdictions. Provision for income taxes decreased $140.8 million during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the valuation allowance established in fiscal year 2024 against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	September 30, 2025	December 31, 2024	$	%
Cash, cash equivalents and investments	$111,666	$528,374	$(416,708)	(79)%
Convertible senior notes, net(1)	62,558	485,949	(423,391)	(87)
______________________________________
(1) Consists of the current and long-term portion of convertible senior notes, net.

Cash, cash equivalents, and investments decreased $416.7 million, or 79%, and convertible senior notes, net decreased $423.4 million, or 87% during the nine months ended September 30, 2025. The decreases were primarily due to the net cash used for the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and investments totaling $111.7 million, which were held for working capital purposes. We believe that our existing sources of liquidity as well as net cash flows from operations will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of September 30, 2025, we have an accumulated deficit of $960.1 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As part of our ongoing cash management, we intend to repatriate a portion of earnings from our subsidiary in India by the end of fiscal year 2026.

Accordingly, we do not assert an indefinite reinvestment of earnings and accrued a withholding tax of $2.4 million as of September 30, 2025, related to a potential future distribution of such earnings. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for our subsidiary in India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

There were no material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash flows provided by operating activities	$24,499	$107,077	$(82,578)	(77)%
Net cash flows provided by (used in) investing activities	269,838	(83,465)	353,303	n/m
Net cash flows used in financing activities	(417,742)	(6,457)	(411,285)	n/m
_______________________________________
*n/m - not meaningful

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with students, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash flows from operating activities decreased $82.6 million, or 77%, during the nine months ended September 30, 2025 compared to the same period in 2024 and was primarily related to the net effect of a decrease in net loss of $760.3 million, a decrease in impairment expense of $675.2 million, and a decrease in deferred tax assets of $140.8 million.

Net cash flows from investing activities increased $353.3 million during the nine months ended September 30, 2025 compared to the same period in 2024 and was primarily related to higher proceeds from the sale of investments of $181.2 million, fewer purchases of investments of $133.4 million, higher proceeds from the maturities of our investments of $14.2 million, fewer purchases of property and equipment of $40.0 million partially offset by the absence of proceeds from the sale of our strategic investment of $15.5 million that occurred in the nine months ended September 30, 2024.

Net cash flows from financing activities decreased $411.3 million during the nine months ended September 30, 2025 compared to the same period in 2024 and was primarily related to the repayment of our convertible debt of $416.5 million.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2025, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be involved in certain legal proceedings and regulatory compliance matters in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and contractual and related disputes brought through private actions, class actions, administrative proceedings, regulatory actions or other litigation. We may also, from time to time, be involved in various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. See Note 8, “Commitments and Contingencies,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for more information on our legal proceedings.

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

In addition, the Company may in the future be subject to additional inquiries, investigations, litigation or other proceedings or actions, regulatory or otherwise. An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by those described in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K, as supplemented by those described in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, except as described below:

The failure to realize the anticipated benefits of our most recent restructuring plan, leadership transition and new strategy, including our evolution into a skills focused organization and related cost rationalization initiatives, could adversely impact our business and financial results.

The successful implementation of our strategy and completion of our business evolution presents organizational and infrastructure challenges. We may not be able to implement and realize the anticipated benefits from our strategy or business evolution plan. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to implement our strategy and business evolution in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings of our strategy and business evolution plan are substantially realized, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, because of our restructuring efforts in connection with our strategy and business evolution plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

As part of our strategy, we are evolving our learning platform into a skilling-focused business-to-business organization, building on our existing businesses in professional language learning, workplace readiness and AI-related skills courses. It is uncertain whether this new focus will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy in a competitive job market. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer needs, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market strategy also must adjust to customers' changing preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences. New product and services offerings may also increase our risk of liability and cause us to incur significant technical, legal or other costs. If we are unable to correctly respond to these issues, our business could be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended September 30, 2025.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended September 30, 2025.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/2016	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	3/21/2023	3.1
10.1	Transition and Separation Agreement, dated October 27, 2025, between the Company and Nathan Schultz	8-K	001-36180	10/27/2025	10.1
10.2	Offer Letter, dated October 27, 2025, between the Company and Dan Rosensweig	8-K	001-36180	10/27/2025	10.2
31.01	Certification of Nathan Schultz, Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
November 10, 2025	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)