Form 10-K
period 2025-12-31
CHEGG, INC
filed 2026-03-09
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-36180

CHEGG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3237489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2261 Market Street STE 46218	3990 Freedom Circle
San Francisco, CA 94114	Santa Clara, CA, 95054
(Address of principal executive offices)	(Former address of principal executive offices)
(408) 855-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CHGG	The New York Stock Exchange
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

Large Accelerated Filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
•Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
•The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by the New York Stock Exchange on such date, was $126,089,139. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
•As of February 28, 2026, the Registrant had 111,798,694 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the Registrant's 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2025.

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

RISK FACTOR SUMMARY

Below is a summary of the material risks that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission ("SEC"), before making an investment decision regarding our common stock.

Risks Related to Our Business and Growth
•Failure to successfully execute our skilling-focused business-to-business strategy and realize the anticipated benefits of our business transformation and related restructuring plan could have a material adverse effect on our business financial results.
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

Risks Related to Ownership of Our Securities
•Our failure to regain compliance with the continued listing requirements of the NYSE, or any future failure to remain in compliance with such standards, could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
•Our stock price has been and will likely continue to be volatile.
•Our securities repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
•Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow or cash on hand to repay them, settle conversions in cash or to repurchase them upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase.

PART I

ITEM 1. BUSINESS

Overview

Chegg is a learning platform helping businesses bring new skills to their workforce and giving lifelong learners and students the skills and confidence to succeed. Focused on the large and growing skilling market, Chegg offers innovative tools for workplace readiness, professional upskilling, and language learning. Chegg also continues to offer students artificial intelligence (AI)-driven, personalized support. Chegg remains committed to its mission of improving learning outcomes and career opportunities for millions of people around the world.

Our long-term strategy is focused on helping learners achieve better outcomes by combining academic support with practical, career-relevant skills across the learning lifecycle. We are evolving our platform to support learners both in the classroom and beyond, leveraging AI to deliver faster, more personalized, and more effective learning experiences. We continue to invest in expanding our skilling offerings and integrating them with our core academic services to provide a differentiated, end-to-end solution that supports the whole learner. Our use of AI in our platform is designed to enable us to scale personalized support, improve learning outcomes, and increase course completion while maintaining high standards of quality and accuracy. We believe these investments position us to drive deeper engagement, expand our addressable market, and return the business to sustainable revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail below and in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Our service and product offerings fall into two categories: Chegg Skilling and Academic Services.

Chegg Skilling

Our language learning platform provides subscribers access to a premium language learning platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a community of members to practice alongside. A team of leading experts have developed our online learning instruction to bring students from novice to advanced speakers in a fast-paced, enjoyable environment and we currently offer comprehensive courses taught by highly qualified teachers in 14 languages.

We also provide workforce skilling programs that help employers develop and retain talent. Our workforce skilling programs align workforce needs with learner outcomes by combining in-demand technical skills such as AI, coding, data analytics, and cybersecurity, with foundational business and human-centered durable skills. We keep our portfolio current by working closely with employers, including Fortune 1000 companies, to understand emerging role requirements and workforce needs. Programs feature engaging, modular online content, practice opportunities, and support. Our platform tracks learner progress in real time, delivering predictive nudges and timely interventions that improve engagement, retention, and completion rates. Our approach is informed by learning science to help skills stick, so learners can apply what they learn with confidence at work.

Academic Services

Our legacy academic learning services are headlined by Chegg Study Pack, a premium subscription bundle that includes all of the benefits of Chegg Study, Chegg Writing and Chegg Math. Chegg Study subscribers have access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. Subscribers engage with our conversational experience that delivers the right support at the right time. Our Chegg Writing subscription service consists of a suite of essential tools including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Subscribers can also have a writing professional proofread papers for personalized feedback. Our Chegg Math subscription service provides students with a computational engine to help them understand and solve math problems. We also work with leading brands and programmatic partners to deliver advertising across our platforms.

Technology and Platform Integration

Technology is at the core of our learning platform. We leverage the latest in distributed systems, machine learning, data analytics, and generative AI to increase efficiency and scale in our business. The key elements of our technology platform are:

AI

Our technology, which includes computational engines, machine learning, decision tools, and proprietary generative AI capabilities, allows us to build an industry-leading personalized learning assistant without compromising quality and safety. We have built large language models, and are leveraging frontier models, specific to academic subjects and use cases that cater to learner needs. Our AI capabilities allow us to leverage our data and expertise to optimize the learning experience effectively and efficiently.

Proprietary Data

We have over a hundred million pieces of proprietary learning content powering our learning platform. We are leveraging this data within our product to improve the learning experience of the students. Our unique dataset enables personalized learning and powers new capabilities to enhance the learning experience.

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

Sales and Marketing

Students

Our direct-to-consumer marketing strategy focuses on increasing awareness of the Chegg brand and its services, and driving traffic to our site. We use several major direct marketing channels to reach students, including social media. The size and quality of our content catalog drives organic traffic to Chegg. Our lifecycle marketing focuses on increasing activation, engagement and retention. We utilize three types of customer relationship management campaigns: onboarding programs to drive activation and retention, personalized cross-sell campaigns to deepen engagement, and promotional campaigns to drive sales and interests.

Customers

Our customers include learners and businesses. We rely on a variety of customers and are not materially dependent on any single customer or group of customers. No customers represented over 10% of net revenues during the years ended December 31, 2025, 2024 or 2023).

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face significant competition from education and learning companies, many of which are developing their own AI products and technologies, as well as other companies that are not specifically focused on education and learning services but whose broad AI offerings may nonetheless significantly impact education and learning. Our services face competition from other education and learning companies based on the particular offering. The competitors for our language learning platform primarily include similar language learning platforms such as GoFluent, Speexx, and Duolingo. For our workforce skilling program, we face competition from other online learning platforms and online “skills accelerator” course providers, both white-label and co-branded, which compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc. Our competitors that are not specifically focused on education and learning services, but whose AI offerings may impact education and learning, include companies such as Google, OpenAI, Microsoft, Meta, and Anthropic. Certain educational institutions, such as the University of Michigan, are also developing AI tools which may compete with our offerings. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Brainly, and Khan Academy. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math, we face competition from other equation solver services, such as Photomath, Gauthmath, and Symbolab.

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

Government Regulation

We are subject to a number of laws and regulations in the United States and abroad that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and students in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, cybersecurity, artificial intelligence, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services, and intellectual property ownership and infringement. In addition, we may be subject to state oversight for Chegg's skills-based learning programs, including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and internationally, that have a direct impact on our business and operations. For example:

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) establishes requirements for sending commercial email and requires commercial email senders to honor consumers’ requests to not receive email. Violators of CAN-SPAM are subject to both civil and potentially criminal penalties. The U.S. Federal Trade Commission (FTC) Act imposes responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Similarly, several states have enacted laws that prohibit “falsity or deception” in commercial emails and that give recipients of such emails a right of action and ability to seek damages.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by a number of states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards, including state laws and industry standards that have data security obligations beyond federal requirements. In particular, we are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, reputational damage, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and creates the potential for liability under state consumer protection and data security laws, and our business and results of operations could be adversely affected.

Requirements related to Title IV of the Higher Education Act and regulations promulgated thereunder by the U.S. Department of Education, and other similar laws, regulate the recruitment of students to colleges and other institutions of higher learning.

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

The Children’s Online Privacy Protection Act (COPPA) imposes restrictions on the ability of online services to collect, use, and disclose personal information from minors. The FTC recently amended COPPA to expand the requirements for online services that collect personal information from children, such as requiring operators to implement a written children’s security program with certain safeguards. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.” Delaware Code 1204C prohibits websites and applications directed at children from marketing or advertising products or services that are inappropriate for children.

California’s Privacy Rights for California Minors in the Digital World Act (Eraser Law) permits minors to remove or request and obtain removal of content or information posted on our services. The Eraser Law also prohibits directing the marketing and advertising of certain products to children based on personal information specific to a minor or knowingly using, disclosing or compiling or allowing a third party to do so.

California has several laws protecting the literary works read by California residents. The California Reader Privacy Act protects information about the books California residents read from electronic services. Such information cannot be disclosed except pursuant to an individual’s affirmative consent, a warrant or court order with limited exceptions, such as imminent danger of serious injury. California Education Code Section 99122 requires each private nonprofit and for-profit postsecondary educational institution to post its social media privacy policy on its website.

The Digital Millennium Copyright Act (DMCA) prohibits the circumvention of technological protection measures and includes a safe harbor intended to reduce the liability of online service providers for hosting, caching, serving as a mere conduit for the transmission of or linking to third-party content that infringes copyrights of others.

The Communications Decency Act provides that interactive computer services, including websites and platforms, shall not be treated as publishers or speakers of any information provided by others, i.e., as individuals who post content on the interactive computer service’s website or platform.

Additionally, numerous states have enacted comprehensive privacy laws regulating the processing of the personal data of consumers. For example, the California Consumer Privacy Act, (CCPA), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act in 2023, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CCPA also includes special requirements for California consumers under the age of 16. Under amendments to the CCPA that went into effect on January 1, 2026, the personal information of consumers under 16 years old is now considered sensitive personal information, which may trigger additional compliance requirements. The CCPA imposes civil penalties for violations and grants a private right of action for certain data breaches. This private right of action may increase both the likelihood and risks of data breach litigation. Similar comprehensive state privacy laws have been enacted, including the Virginia Consumer Data Protection Act (CDPA) and Colorado Privacy Act (CPA) which both went into effect on January 1, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CDPA includes special requirements for Virginia consumers under the age of 16 and additional requirements for consumers under the age of 13. The CPA also includes special requirements for Colorado consumers under the age of 18. The CCPA also includes special requirements for California consumers under the age of 16.

The Nevada Online Privacy Law, which went into effect October 1, 2021, provides Nevada residents with the right to know our data practices and the right to opt-out of the sale of certain “covered information.”

The General Data Protection Regulation (GDPR) which went into effect in May 2018 gives European Union (EU) residents, among other things, the right to know what personal data we collect from them, how it is used, and the right to access, correct, delete, and opt out of the sale of their personal information to third parties. We are also required to obtain consent from consumers in certain circumstances and adhere to certain data transfer mechanisms to transfer EU personal data to certain other jurisdictions. We rely on standard contractual clauses for data transfers from the EU. As regulatory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints or regulatory investigations or fines. The GDPR sets a maximum fine of €20 million or 4% of annual global turnover for infringements – whichever is greater. If we are unable to transfer data between and among countries in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our systems and operations and could adversely affect our financial results.

The United Kingdom’s Data Protection Act 2018 (Data Protection Act) and UK General Data Protection Regulation (“UK GDPR”) apply to our activities in the United Kingdom. They have similar requirements to those noted above relating to GDPR. The UK GDPR set a maximum fine of £17.5 million or 4% of annual global turnover for infringements – whichever is greater – for infringements.

Israel’s Basic Law: Human Dignity and Liberty, 5752 1992 (IBL HDL), the Protection of Privacy Law, 5741-1981 and the regulations promulgated thereunder (collectively, the PPL), and the guidelines of the Israel Privacy Authority (IPA Guidelines) apply to our activities in Israel. PPL gives Israeli residents, among other things, the right to know what personal data we collect from them, how it is used, and the right to access, correct, and erase their personal information to third parties. Under the PPL, we are required to, among other things, register our databases in Israel, take steps to secure personal data and sensitive data such as creating a database settings document, developing an information security policy and training employees. PPL also has strict regulations regarding transferring data outside of Israel. PPL provides for both civil and criminal penalties with significant financial penalties capped at 5% of a business’s annual turnover and a maximum criminal penalty of imprisonment for up to five years.

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

Human Capital

As of December 31, 2025, we had 595 employees, of which 564 were full-time and 31 were part-time, with 411 located outside the United States. Following our acquisition of Busuu in 2022, a small portion of our international workforce is covered under a collective bargaining agreement, however, the majority of our workforce is not covered by any collective bargaining agreement. We prioritize the retention, growth, and development of our employees.

In 2025, in order to continue to attract and retain a highly engaged workforce, we offered a company-wide short-term retention cash bonus plan to run on a calendar year, from January 1, 2025 through December 31, 2025, and a bonus plan based on the attainment of revenue and adjusted EBITDA goals for a select group of vice presidents and above. We continue to offer our award-winning suite of benefits that are highly appreciated by our employees.

In May 2025 and October 2025, we announced restructuring plans that included reductions of our global workforce of approximately 640 employees, or approximately 56% of our then-current workforce, to better align our cost structure with recent industry challenges that are negatively impacting our business, including increased competition and student adoption of generative AI products.

Seasonality

We are generally not subject to significant seasonal fluctuations.

Corporate History

We were incorporated in Delaware in July 2005 and appointed our current Chief Executive Officer in 2025, who previously served as our Chief Executive Officer from February 2010 to June 2024. Our principal executive offices are located at 2261 Market Street STE 46218, San Francisco, California 94114 and our telephone number is (408) 855-5700.

Available Information

Our website address is www.chegg.com and our Investor Relations website address is www.investor.chegg.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the SEC, which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed with the SEC are available free of charge on the SEC's website and on our website at www.investor.chegg.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use our www.chegg.com/press website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor www.chegg.com/press, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

Risks Related to Our Business and Growth

Failure to successfully execute our skilling-focused business-to-business strategy and realize the anticipated benefits of our business transformation and related restructuring plan could have a material adverse effect on our business financial results.

We are evolving our learning platform into a skilling-focused business-to-business organization, building on our existing businesses in professional language learning, workplace readiness and AI-related skills courses. This transformation involves a number of risks, including organizational, operational, financial, and technological challenges, such as the risks that we may not be able to develop novel or useful products, that we may not be able to attract or retain customers to these products, or that we may not have or hire the right talent to execute our business strategy in a competitive job market. Further, market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer needs, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market strategy also must adjust to customers' changing preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences. New product and services offerings may also increase our risk of liability and cause us to incur significant technical, legal or other costs. Additionally, our transformed organization will compete with numerous other organizations, many of which have greater resources and offer their products at a lower price than we do.

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

Our business depends on our ability to attract new customers to use our products and services and to engage and retain existing customers to our learning platform while maintaining pricing levels. Our Academic Services business, representing the majority of our revenues, depends on small transactions made by a widely dispersed student population with an inherently high rate of turnover primarily as a result of graduation, and our Skilling business depends on attracting both enterprise customers and engaging with individual learners. The rate at which our customer base expands or declines, the rate at which we retain existing learners, and the engagement with our learning platform may fluctuate because of several factors, including, among others:

•our ability to locate and attract new customers to use our products and services and convert visitors to paying subscribers given the availability of competing content, including free content;
•our ability to attract new customers to grow our Skilling business;
•our ability to engage learners with our content;
•our ability to introduce new products and services that are favorably received by business customers and learners, including integrating AI-enabled products;
•piracy and unauthorized use of our content;
•our ability to localize our content, localize our pricing, localize our payment and commerce tools, and create new apps in different languages and for different geographies to further our international expansion through increased conversion and retention;
•our ability to increase our total addressable market beyond STEM-B (science, technology, engineering, mathematics and business);
•changes in customer spending levels and habits; and
•the effectiveness of our sales and marketing efforts, including generating word-of-mouth referrals.

If we do not attract more customers, retain our existing customers, or if customers do not increase their level of engagement with our platform, our revenues will continue to decline. The willingness of business customers to invest in their workers is subject to numerous factors, including the overall economy, and the student demographic is characterized by rapidly changing tastes, preferences, behavior, brand loyalty, and price sensitivity. Attracting new customers depends not only on our investment in our brand and content and our marketing efforts, but also on the perceived value of our products and services versus alternatives, some of which are free. If our efforts to satisfy our existing customer base are not successful or become less effective, or if the cost of such efforts were to significantly increase, we may not be able to attract new customers and we may not be able to retain existing customers on our platform. As a result, our business, growth, results of operations, and financial condition could be adversely affected.

Additionally, even if we succeed in establishing brand awareness and loyalty, we may be unable to maintain and grow our customer base if we cannot offer competitive prices for our products and services, adequately prevent unauthorized account sharing of our subscription program services, or prevent the piracy and illegal reproduction of our content. If we fail to maintain and expand our user base, our business, results of operations, and financial condition could be adversely affected.

If we fail to innovate and offer new products and services in response to rapidly evolving technological and market developments, including AI, our competitive position and business prospects may be harmed.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These include new software applications or related services based on AI and machine learning, among other developments. New technologies, including those based on AI, can provide students with more immediate responses than traditional tools. These new technologies have resulted in headwinds to our business, and over time, the accuracy of these tools and their ability to handle complex questions is expected to improve, which would further disrupt our business. Our success also depends, in part, on our ability to develop and scale a high-performance technology infrastructure to efficiently handle increased usage by students, especially during peak periods each academic term. We may develop new products, services, and technologies independently, by acquisition, or in conjunction with third parties.

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

Our products and services compete for customers, and we expect such competition to increase as our industry evolves rapidly. We face significant competition from education and learning companies, many of which are developing their own AI products and technologies, as well as other companies that are not specifically focused on education and learning services but whose broad AI offerings may nonetheless significantly impact education and learning. Our services face competition from other education and learning companies based on the particular offering. The competitors for our language learning platform primarily include similar language learning platforms such as GoFluent, Speexx, and Duolingo. For our workforce skilling program, we face competition from other online learning platforms and online “skills accelerator” course providers, both white-label and co-branded, which compete for adult learners through third party institutions, including 2U, Inc., Simplilearn, General Assembly, Galvanize, Inc., Flatiron School, Codecademy, DataCamp, and Lambda, Inc. For Chegg Study, our competitors primarily include platforms that provide study materials and online instructional systems, such as Course Hero, Quizlet, Brainly, and Khan Academy. For Chegg Writing, we primarily face competition from other citation generating and grammar and plagiarism services, such as Grammarly. For Chegg Math, we face competition from other equation solver services, such as Photomath, Gauthmath, and Symbolab.

Our competitors that are not specifically focused on education and learning services but whose AI offerings may impact education and learning include companies such as Google, OpenAI, Microsoft, Meta, and Anthropic. In particular, Google's roll out of Artificial Intelligence Overview (AIO) has created and is expected to continue to create headwinds for our industry and our business, most notably reductions in traffic to our website and customers subscribing to our services. In August 2024, Google began to significantly expand its AIO search experience, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and may continue to increase. We expect Google may continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition. As described in more detail in Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K, on February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google LLC and Alphabet Inc. ("Google"), asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AIO search experience ("Google suit"). Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case or whether Google will seek to counterclaim, or the likelihood of success should Google do so. This claim could result in costly litigation, require significant amounts of management time, and divert significant resources. See "— Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business" in this "Risk Factors" section. In addition, we have licensed certain of our content to other entities who may use this content to train AI models that may compete with our products in the market.

Certain educational institutions, such as the University of Michigan, are also developing AI tools which may compete with our offerings. AI technologies may also significantly facilitate the entry of new competitors into our industry. Our competition may develop products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products. Further, our ability to continue to develop and effectively deploy AI technologies depends on access to specific third-party large language models, equipment and other physical infrastructure, such as processing hardware and network capacity, which we cannot control the availability or pricing of, especially in a highly competitive environment.

Across our industry, there has been a continued increase in the adoption of free and paid generative AI products for academic support, and students are increasingly turning to generative AI for academic support, such as homework and exams, as well as assistance in other areas of daily life. This shift in student behavior impacts education technology companies broadly, where students see generative AI products like ChatGPT and others as strong alternatives to vertically specialized solutions for education such as Chegg. These developments have negatively impacted our industry and our business and may continue to impact our overall traffic and accelerate the decline in the number of new subscribers that sign up for our services.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies (including free offerings), less stringent standards for user-uploaded content, and devote substantially more resources to marketing, website, and systems development than we do. As a result, we have experienced, and could continue to experience, a material adverse effect on our operating results, growth and financial condition.

U.S. colleges have faced, and may continue to face, reduced enrollment, which could negatively impact our business and results of operations.

According to the National Student Clearinghouse, since 2010, total undergraduate college enrollment in the United States has decreased by approximately 2.8 million. Chegg derives a significant portion of its revenue from students attending U.S. colleges; and as such, a further decrease in the number of students enrolled in U.S. colleges could materially negatively impact our business, growth, results of operations, and financial condition.

We have a limited operating history in international jurisdictions and our expansion efforts into international markets may not be successful.

We periodically expand our international operations and presence in order to make our products and services available in more international markets. However, we have a limited operating history in international jurisdictions, and expanding our international operations will require considerable management attention and resources to attract talented employees and students. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally that could constrain our operations, increase our cost structure, and compromise our growth prospects, including:

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
•difficulties in staffing and managing employment of individuals in foreign operations, including differing compensation and benefits regulations, relying on professional employer organizations and staffing agencies to provide personnel, foreign employees becoming part of labor unions, employee representative bodies, workers’ councils or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
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

Given the current environment of uncertainty, we may not be able to provide annual financial guidance accurately, or at all. We expect our results of operations to fluctuate in the future based on a variety of factors set forth above and elsewhere in this "Risk Factors" section, which may result in period-to-period comparisons of our results of operations not being a good indicator of our future or long-term performance.

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

In August 2024, Google broadly rolled out its AIO search experience, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results instead of leading them to Chegg’s site. AIO’s prevalence will only continue to increase. While we continue to study these changes and adjust our marketing strategy, we expect Google to continue its shift from being a search origination point to the destination, which could materially adversely affect our business, operating results and financial condition.

Our website has experienced recent declines in search result rankings, and we anticipate that these declines will persist in the future. Global non-subscriber traffic to Chegg declined year-over-year and a continued decline in traffic to our site would materially adversely affect our business, operating results and financial condition.

Similarly, our competitors may achieve higher social media engagement than ours, social media companies may alter their algorithms in ways that disadvantage our content, or the social media platforms we use may become less popular with students, each of which may adversely impact the effectiveness of our campaigns. If our competitors’ efforts to increase user traffic are more successful than ours, our decline could accelerate, including the number of Academic Services subscribers, student engagement could decrease, and fewer students may use our platform. Any reduction in the number of students directed to our learning platform could harm our business and results of operations.

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

•maintain our reputation as a trusted technology platform and source of content and services;
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

Our business depends on, among other factors, general economic conditions, which affect student spending, and brand advertising. Adverse economic conditions, including inflation, fluctuating interest rates, market uncertainty, and war (including the war in Ukraine and the Israel-Hamas war), may adversely impact our ability to attract new students to, and retain existing students on, our platform. To the extent that these conditions continue, students may elect to not attend colleges and universities and may reduce the amount they spend on educational content. In addition to decreased spending by students as a result of these economic conditions, business partners may reduce their spending on our offerings and brands may reduce their spending on our advertising services. Any of these may have an adverse effect on our business.

We have a history of losses, and we may not achieve or sustain profitability in the future.

We have experienced cumulative net losses since our incorporation in July 2005, and we may continue to experience net losses in the future. As of December 31, 2025, we had an accumulated deficit of $992.9 million. We expect to make significant investments in the development and expansion of our business and, as a result, our cost of revenues and operating expenses may increase. We may not succeed in increasing our revenues sufficiently to offset these higher expenses, and our efforts to grow the business may be more expensive than we anticipate. We may incur significant losses in the future for a number of reasons, including lower demand for our products and services, increasing competition, decreased spending on education, and other risks described in this Annual Report on Form 10-K. We may encounter unforeseen expenses, challenges, complications, delays, and other unknown factors, as we pursue our business plan. To achieve profitability, we may need to change our operating infrastructure, scale our operations more efficiently, reduce our costs, or implement changes in our product and services offerings. If we fail to timely implement these changes or we cannot implement them for any reason, including due to factors beyond our control, our business may suffer, which may hinder our ability to sustain or increase such profitability.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

We depend on the continued contributions of our senior management and other key personnel. In particular, we rely on the contributions of our Chief Executive Officer and Executive Chairman, Dan Rosensweig. All of our executive officers and key employees are at-will employees, meaning they may terminate their employment relationship at any time. If we lose the services of one or more members of our senior management team or other key personnel, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Our future success also depends on our ability to identify, attract, and retain highly skilled personnel. Competition for these employees is intense. Qualified individuals are in high demand, and if we cannot attract or retain the personnel we need to succeed, our business may suffer.

As of December 31, 2025, there were 6,606,932 shares available for grant under the 2023 Equity Incentive Plan. Given the number of shares available for grant and given the decrease in our stock price, we may need to request that our shareholders vote on a new equity incentive plan sooner than previously anticipated. If our shareholders do not approve a new equity incentive plan or if we are not able to grant employees the appropriate number of shares, we may not be successful in compensating our key employees commensurate with other technology companies with whom we compete for talent, and we may lose their services. In addition, we may not be able to attract their replacements. If we cannot retain our key employees or attract adequate replacements, we may not be able to achieve our business objectives and our financial condition could be materially negatively impacted.

We have undertaken, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

From time to time, we have undertaken and may continue to undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, in May 2025 and October 2025, we announced restructuring plans that included reductions of our global workforce of approximately 640 employees, or approximately 56% of our workforce, to better align our cost structure with recent industry challenges that are negatively impacting our business, including increased competition and student adoption of generative AI products.

We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies, or other benefits that we may initially expect. In addition, restructuring activities result in the loss of institutional knowledge and expertise, and may result in attrition beyond our intended reduction in force, or a negative impact on employee morale and productivity or on our ability to attract highly skilled employees. Internal restructurings also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.

We depend on customers having access to and choosing to use our mobile apps in order to acquire new student users and expand their engagement with our learning platform.

There is no guarantee that students will use our mobile apps, our website, and Chegg Study, rather than competing products. We depend on the interoperability of our mobile apps with popular third-party mobile operating systems such as Google's Android and Apple's iOS, and their placement in popular app stores like the Google Play Store and the Apple App Store, and any changes in such systems that degrade our products’ functionality or give preferential treatment or app store placement to competitive products could adversely affect the access to and usage of our applications on mobile devices. Each operating system provider has broad discretion to make changes to its operating systems or payment services or change the manner in which their mobile operating systems function and to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products, our ability to access native functionality, or other aspects of mobile devices, and our ability to access information about our users that they collect. If it is more difficult for students to access and use our apps on their mobile devices, our student user base and engagement levels could be harmed.

Our wide variety of accepted payment methods subjects us to third-party payment processing-related risks, including risks associated with credit card fraud.

We accept payments from students using a variety of methods, including credit cards, debit cards, and PayPal. As we offer new payment options to students, we may be subject to additional regulations, compliance requirements and incidents of fraud.. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. For example, we have in the past experienced higher transaction fees from our third-party processors as a result of chargebacks on credit card transactions.

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

We rely on AWS and other third-party software and service providers to provide systems, storage, and services, including user login authentication, for our website. Our reliance makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by third-party providers, including AWS, could harm our reputation or brand, cause us to lose subscribers or revenues or incur substantial recovery costs and distract management from operating our business. These third-party software and service providers also may experience operational difficulties, including increased usage of their software and services from time to time. If they cannot adapt to the increase in demand or fail to ensure availability of their software and services, our ability to service users’ requests may be impacted, which could have an adverse impact on our results of operations.

AWS may terminate its agreement with us upon 30 days’ notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational disruptions and inefficiencies until the transition is complete.

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

Our business strategy includes increasing our revenues from brand advertising. Brands may not do business with us, or may reduce their advertising spend with us, if we do not deliver ads, sponsorships, and other commercial content and marketing programs effectively, or if they do not believe that their investment will generate a competitive return relative to other alternatives. Additionally, if platforms such as Google Chrome, Safari, or Firefox, limit our access to or understanding of advertising and marketing audiences, they could reduce our advertising rates and ultimately reduce our revenues from brand advertising. For example, the release of iOS 14 on Apple devices brought with it a number of new changes, including the need for app users to opt in before their identifier for advertisers (IDFA) can be accessed by an app. Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As more users opt out of granting IDFA access, the ability of advertisers to accurately target and measure their advertising campaigns at the user level may become significantly limited and we may experience increased cost per registration. Our ability to attract and retain brands that use our advertising, and ultimately to generate advertising revenues, depends on a number of factors, some of which are outside of our control, such as the impact of macroeconomic conditions and legal developments relating to data privacy, advertising, legislation and regulation and litigation.

We may need additional capital, and we cannot be sure that additional financing will be available on favorable terms, if at all.

Investments in our business have historically substantially exceeded the cash we have generated from our operations. We have funded our operating losses and capital expenditures through proceeds from equity and debt financings, and cash flow from operations. We are attempting to grow our skilling business, and although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, including those related to investing in our skilling business and strengthening our balance sheet, we may require additional financing. Additional financing may not be available to us on favorable terms when required or at all, and may result in additional debt on our balance sheet. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution.

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

Currently, we are involved in various legal proceedings, including securities litigation, derivative suits, putative class actions, and other matters described elsewhere herein. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by subscribers, employees, suppliers, competitors, government agencies, stockholders, or others. For example, we are a party to the matters described in more detail in Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business in the way that it is currently operated, which could have an adverse effect on our business, financial condition, and operating results.

If we are not able to manage the changes in our business both in terms of scale and complexity, our business could be adversely affected.

Managing the transition to a focus on our Skilling business and growing its product offerings will increase the complexity of our business, and managing it will become more challenging. Acquisitions of new companies, products, and services create integration risk, while developing and enhancing products and services involves significant time, labor, and expense as well as other challenges, including managing the length of the development cycle, entering new markets, regulatory compliance, evolution of sales and marketing, and protecting proprietary rights. Any future expansion will likely place significant demand on our resources, capabilities and systems, and we may need to develop new processes and procedures and expand our infrastructure to respond to these demands. If we are not able to manage expansion of our business, including international expansion, we may not be able to maintain or increase our revenues as anticipated or recover any associated acquisition or development costs, and our business could be adversely affected.

Risks Related to Our Industry

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our business, results of operations, and financial condition.

Our ability to deliver course content to students enrolled in Chegg's skills-based learning programs may be subject to state oversight including regulatory approvals and licensure for the course content, the faculty members teaching the content, and the recruiting, admissions, and marketing activities associated with the business. Chegg's efforts to obtain necessary approvals and licenses began prior to our acquisition of the business and continues following the acquisition. We monitor changes to the state regulatory requirements applicable to our business activities, including Chegg's skills-based learning programs; however, if we do not obtain the appropriate licenses or address evolving state requirements, it may result in governmental or regulatory proceedings or actions by private litigants, which could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws related to students, such as FERPA, the Delaware Higher Education Privacy Act, and the California Education Code which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance requires, without limitation, making disclosures, obtaining consents, and restrictions on transferring data for which we may in the future need to build further infrastructure to support. We cannot guarantee that we or our acquired companies have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines.

Moreover, as the education industry continues to evolve, increasing regulation by federal, state, and foreign agencies becomes more likely. For example, California adopted the Student Online Personal Information Protection Act which went into effect in 2016 and prohibits operators of online services used for K-12 school purposes from using or sharing student personal information, Illinois adopted the Student Online Personal Protection Act which went into effect on July 1, 2021 and regulates how we collect and process data, and Colorado’s Student Data Transparency and Security Act which went into effect in 2016 and is designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is unclear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Additionally, for-profit postsecondary institutions, many of which provide course offerings predominantly online, remain under intense regulatory and other scrutiny. Allegations of abuse of federal financial aid funds and other legal violations against for-profit higher education companies, even if unfounded, could negatively impact our opportunity to succeed due to increased regulation or decreased demand for our offerings.

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

Similarly, the adoption of any laws or regulations affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments, such as the Restore Online Shoppers’ Confidence Act (ROSCA), may materially adversely affect our business, financial condition and results of operations. ROSCA bans online negative options, such as pre-checked online subscriptions or automatic sign-ups at checkout, unless the company: 1) clearly discloses all material terms of the deal before obtaining a consumer’s billing information; 2) gets the consumer’s express informed consent before making the charge; and 3) provides simple mechanisms for stopping recurring charges. Failure to comply could result in a violation of the FTC Act, subjecting us to penalties, including monetary fines and injunctive relief, including from State Attorney Generals. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. States, and have been recently passed or updated in states such as California and New York. We are and have been in the past, and may be in the future, the subject of investigations, inquiries, and claims under such laws or regulations, including from the Federal Trade Commission (FTC).

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

Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on. For example: CAN-SPAM regulates unsolicited commercial emails and imposes civil and criminal penalties for abusive practices; the FTC imposes penalties on companies for misleading and deceptive marketing practices; TCPA restricts telemarketing and the use of automated telephone equipment and prerecorded/artificially voiced calls; and CCPA requires us to make certain disclosures regarding our marketing practices, allows consumers to opt-out of certain data sharing practices. Other state privacy laws such as CDPA and CPA place additional restrictions on our marketing practices.

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

Our customers outside of the United States generated approximately 15% of our net revenues during the year ended December 31, 2025, and our growth strategy includes further expanding our operations and customer base across all major global markets. An escalation in sanctions or export controls against regions where we operate, or the issuance of new sanctions designations or export restrictions against individuals and entities located in various regions, could result in decreased ability to provide our platform, services and software applications to existing or potential customers. Any limitation on our ability to operate in various global markets could adversely affect our business performance and growth prospects.

Risks Related to Taxes and Accounting Matters

We may be subject to greater than anticipated liabilities for income, property, sales, and other taxes, and any successful action by federal, state, foreign, or other authorities to collect additional taxes could adversely harm our business.

We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals and could have a negative effect on our financial position and results of operations. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing and allocating income from our intercompany transactions, which could increase our worldwide effective income tax rate. We collect sales taxes in all U.S. states with a sales tax and most local jurisdictions on our sales and digital services sold through our commerce system. In June 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al ruled that a state can require an online retailer with no in-state property or personnel to collect and remit sales and use tax on sales made to the state’s residents. It is possible that such taxes could be assessed by certain states retroactively for periods before the Wayfair decision on acquired products that are not sold through our commerce system. Any successful action by federal, state, foreign or other authorities to impose or collect additional income tax or compel us to collect and remit additional sales, use, value-added or similar taxes, either retroactively, prospectively or both, could harm our business, financial condition, and results of operations.

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

The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters including revenue recognition and deferred revenue, impairment of acquired intangible assets and other long-lived assets, goodwill and indefinite lived intangible assets, share-based compensation expense, and provision for income taxes. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized amounts. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Significant Judgments and Estimates~~.~~” of this Annual Report on Form 10-K.

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

A substantial portion of our revenue comes from our Academic Services and the distribution of our educational content to our paid subscribers through our learning platform. Our content has been subject to unauthorized copying and widespread digital dissemination without an economic return to us. Some students may misuse our products and services in ways that violate our Terms of Use, our Honor Code, other company policies, applicable laws, or the code of conduct at their educational institutions. We have experienced improper sharing and misappropriation of user credentials, allowing for parties to access content and services that they have not paid for. Through such misuse of our platform and content, students may be able to access our offerings for free or at a reduced cost relative to our paid subscription, which has and may continue to negatively impact our ability to attract students to, and retain students on, our platform. The impact of misuse of our platform and content on our revenues and subscriptions is hard to quantify, but we believe that illegal copying and dissemination of our content, improper sharing and misappropriation of user credentials, and other forms of unauthorized activity have had a substantial negative impact on our revenues and subscriptions. Also, despite the potential benefits of AI technology, the advancement of AI may increase certain risks and adverse impacts associated with misuse of our content, including the development of AI applications that may facilitate piracy and new forms of intellectual property infringement through the unauthorized reproduction of copyrighted content to “train” AI applications and to create unauthorized derivative works.

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

As a publisher and distributor of online content, including both our content and content uploaded by our users, we face potential liability for claims related to intellectual property rights including copyright and trademark infringement, rights of publicity or privacy, defamation, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, or other claims based on the nature and content of materials that we publish or distribute. In addition, the applicability and scope of these and other laws and regulations, as interpreted by the courts, remain uncertain and could be interpreted in ways that harm our business. For example, we rely on statutory safe harbors, like those set forth in the DMCA and Section 230 of the Communications Decency Act in the U.S. and the E-Commerce Directive in Europe, to protect against liability. Legislation (such as the Sunset to Reform Section 230 Act) or court rulings affecting these safe harbors may adversely affect us and may impose significant operational challenges. There are legislative proposals and pending litigation in the U.S. (currently in district and appellate courts around the country), EU, and around the world that could diminish or eliminate safe harbor protection for websites and online platforms.

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

The DMCA has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting or for serving as a mere conduit for the transmission of or linking to, content or third-party websites that include materials or other content that infringe copyrights, provided we comply with the strict statutory requirements of the DMCA. The applications and interpretations of the statutory requirements of the DMCA are evolving and may be modified by court rulings and industry practice. Accordingly, if we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to potential liability for caching or hosting, or for serving as a mere conduit for the transmission of, content or third-party websites that include materials or other content that infringe copyrights. The safe harbors available under the DMCA can limit liability for copyright infringement in the U.S., but they do not limit our liability for infringement of other intellectual property or proprietary rights, they do not automatically apply outside the U.S., and they do not prevent or address requests for injunctive relief. Any determination in litigation that a DMCA safe harbor does not shield us from liability could negatively impact our business, financial condition, and results of operations.

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

While we ultimately prevailed in the NetSoc Action and we intend to vigorously defend any intellectual property claims, our technologies may not be able to withstand all third-party claims or rights against their use. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that a favorable outcome will be obtained. We also may be required to settle such litigation and disputes on terms that are unfavorable to us. The terms of any settlement or judgment may require us to cease some or all of our operations and/or pay substantial amounts to the other party.

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

In October 2022, without any admission of liability, we entered into an agreement with the FTC containing a proposed consent order that will significantly impact our data security and privacy practices. The FTC consent order was finalized in January 2023. The FTC consent order requires us to establish, implement and maintain a comprehensive information security program, provide multi-factor authentication methods as an option or requirement for consumers, document and adhere to a detailed information retention schedule and provide consumers with online tools they can use to request access to or the deletion of their personal information. The consent order also requires us to obtain initial and biennial assessments of our

Information Security and Governance Program ("ISP") from an independent third-party assessor and comply with detailed reporting requirements for the 20 year-duration of the order. Although we have completed our second such independent assessment of our ISP with no material findings, we are unable to guarantee that there will not be future issues, and any such issues and the steps required to remediate them could negatively impact our business, results of operations, and financial condition.

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

We also rely on computer systems globally to manage our operations. We have experienced and expect to continue to experience periodic service interruptions and delays involving our systems. While we maintain a fail-over capability to switch our operations from one facility to another in the event of a service outage, that process would still result in service interruptions that could be significant in duration. Such interruptions could have a disproportionate effect on our operations if they were to occur during one of our peak periods or if multiple of our service facilities experiences outages at the same time. Our facilities are also vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events as well as the cyber-attacks and security risks and threats discussed above.

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

Students who use some of our services, including high school students who use our services, may be under the age of 18. Accordingly, our business is subject to certain laws covering the protection of minors. For example, various U.S. and international laws restrict the distribution of materials considered harmful to minors and impose additional restrictions on the ability of online services to collect information from minors. Although our policy is to avoid knowingly collecting personal information from children under the age of 13 and we do not believe that our websites or online services are directed to children under the age of 13, regulators or private plaintiffs could disagree with this assessment and challenge our compliance with the COPPA which impose enhanced notice, verifiable parental consent, data minimization, security and other data privacy requirements on child-directed sites and online services that our services are not designed to support.

Additionally, we may be subject to certain marketing laws that govern our use of personal information. For example, the CAN-SPAM and the TCPA impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Furthermore, under various other privacy laws and other obligations, we may be required to obtain certain consents to process personal data.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses (“SCCs”), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. The SCCs also impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland similarly restricts personal data transfers outside of those jurisdictions to countries that do not provide an adequate level of personal data protection.

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

We use AI, including generative AI, and ML technologies in our products and services (collectively, “AI/ML” technologies). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the world, including Europe and certain U.S. states, including California, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Noncompliance with certain privacy and data security laws we may be subject to could subject us to particularly significant penalties. For example, violations of federal and state calling/texting/marketing laws can result in civil penalties imposed by the Federal Communications Commission, the Federal Trade Commission, or states attorneys general, or private civil litigation that can seek statutory damages awards of thousands of dollars per violation (i.e., per call or text), which, when aggregated in a class action, can create significant exposure for large volume outreach program. Additionally, the CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Furthermore, under the EU GDPR, companies may face temporary or definitive bans on data processing, fines of up to 20 million Euros or 4% of annual global revenue (whichever is greater), audits and inspections, private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, among other penalties.

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

We have in the past and may in the future be subject to regulatory investigations and actions or litigation in connection with any noncompliance with our privacy obligations or a security breach or related issue, and we could also be liable to third parties for these types of incidents. For instance, we have been subject to litigation and investigations as a result of past security incidents, as further described in the risk factor titled “The compromise of our information technology systems or data, including through computer malware, viruses, hacking, phishing attacks, spamming and other security incidents, could harm our business and results of operations,” and a consent order has been finally approved and entered by the FTC related to the same, as further described in “Note 10. Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We could face similar actions, or other actions related to our privacy and data security practices, in the future.

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

For example, proposed or recently adopted EU laws could significantly affect our business in the future. For example, the Digital Services Act or “DSA”, took effect in February of 2024, imposes restrictions and requirements for our products and services, such as a prohibition on targeted advertising to minors in the EEA, and may significantly increase our compliance costs. The European Union AI Act establishes a risk-based governance framework for AI and imposes new obligations that may affect our business, such as transparency requirements, training data obligations, and regular evaluations of AI model. The legal landscape with respect to privacy and data security in the U.S. and elsewhere is similarly in flux with a number of pending legislative and regulatory proposals that could have significant impacts on our business, if effected.

In addition, the FTC has moved to revive its recently announced “click-to-cancel” rule, which will require subscription services like Chegg to make it as easy for consumers to cancel their enrollment as it was to sign up. The “click-to-cancel” rule was vacated by the U.S. Court of Appeals for the Eighth Circuit in July 2025, but the FTC submitted a new rulemaking process in January 2026. Other jurisdictions and states, such as California, are contemplating similar legislation. This new legislation and regulation could have a material negative impact on our business, financial condition, and results of operations.

Risks Related to Our Securities

Our failure to regain compliance with the continued listing requirements of the NYSE, or any future failure to remain in compliance with such standards, could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.

On December 12, 2025, we were notified by the New York Stock Exchange (NYSE) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock as of December 11, 2025 was less than $1.00 over a consecutive 30 trading-day period. On, or around, December 24, 2025 we notified the

NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within an applicable cure period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. We are considering options to regain compliance with the NYSE’s minimum share price requirement or cure the deficiency, which may include, if necessary, effecting a reverse stock split, subject to approval by the board of directors and our stockholders. We cannot guarantee that closing price of our common stock will increase such that we will regain compliance with the NYSE’s minimum share price requirement during the cure period; that, if necessary, we will obtain stockholder approval with respect to a reverse stock split in order to cure the deficiency; or that we will remain in compliance with any of the NYSE’s other applicable continued listing standards. Our failure to regain compliance with the NYSE’s minimum share price requirement within the applicable cure period could lead to suspension and delisting procedures. Any suspension and delisting procedures taken by the NYSE, any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, loss of confidence from stakeholders, employees and potential business partners, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, in the event of a delisting, holders of the 2026 notes will have the right to require us to repurchase all or a portion of their 2026 notes before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 notes to be repurchased, plus accrued and unpaid interest, if any. A suspension or delisting could impair our ability to raise additional capital through the public markets, result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.

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
•regulatory developments in our target markets affecting us, students, colleges, brands, or our competitors;
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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•our Board is classified into three classes of directors with staggered three-year terms and directors can only be removed from office for cause and by the approval of the holders of at least two-thirds of our outstanding common stock;
•subject to certain limitations, our Board has the sole right to set the number of directors and to fill a vacancy resulting from any cause or created by the expansion of our Board, which prevents stockholders from being able to fill vacancies on our Board;
•only our Board is authorized to call a special meeting of stockholders;
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
•our restated bylaws can only be amended by our Board or by the approval of the holders of at least two-thirds of our outstanding common stock; and
•certain provisions of our restated certificate of incorporation can only be amended by the approval of the holders of at least two-thirds of our outstanding common stock.

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

In November 2024, our Board approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of February 20, 2026, as a result of the Note Repurchase Transaction defined in the following risk factor, we had $122.4 million remaining under the securities repurchase program. The securities repurchase program has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our Board.

Repurchases pursuant to our securities repurchase program could affect the price of our common stock and increase its volatility. The existence of our securities repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our common stock. Any repurchases made pursuant to our securities repurchase program, including for our goal of repurchasing our outstanding 2026 notes by the end of 2026, will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase securities after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our securities repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow or cash on hand to repay them, settle conversions in cash or to repurchase them upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase.

In August 2020, we issued $1.0 billion in aggregate principal amount of 2026 notes, which as of December 31, 2025 had an outstanding principal amount of $53.9 million. On February 13, 2026, we entered into an individual, privately negotiated repurchase agreement with a holder of our outstanding 2026 notes to repurchase $20.0 million in aggregate principal amount of the 2026 notes for an aggregate cash repurchase price of $19.4 million (the “Notes Repurchase Transaction”). The Notes Repurchase Transaction was entered into in connection with our previously announced securities repurchase program and closed on February 20, 2026. Following the closing, $33.9 million aggregate principal amount of the 2026 notes remain outstanding

Our ability to make scheduled payments of or to refinance our indebtedness, including the 2026 notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We may not be able to generate cash flow from operations, in the foreseeable future, sufficient to service any of our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2026 notes will depend on the capital markets and our financial condition at such time. Given the volume of our repurchases of the 2026 notes to date and our intention to repurchase all of the outstanding 2026 notes by the end of 2026, our future repurchases may be restrained by the quantity available for sale on the capital markets. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

Holders of the 2026 notes will have the right to require us to repurchase all or a portion of their 2026 notes upon the occurrence of a fundamental change, which includes if our common stock ceases to be listed on the New York Stock Exchange, before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 notes surrendered therefore or pay cash with respect to 2026 notes being converted. If we elect to deliver shares of our common stock to settle such conversion, the issuance of our common stock may cause immediate and significant dilution.

In addition, our ability to repurchase the 2026 notes or to pay cash upon conversions of 2026 notes may be limited by law, regulatory authority or agreements governing any future indebtedness. Our failure to repurchase the 2026 notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of 2026 notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 notes or to pay cash upon conversions of 2026 notes.

General Risk Factor

Our operations are susceptible to earthquakes, floods, rolling blackouts and other types of power loss, and public health crises. If these or other natural or man-made disasters were to occur, our business and results of operations would be adversely affected.

Our business and operations could be materially adversely affected in the event of earthquakes, blackouts, or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, wars, public health crises, inclement weather, shelving accidents, or similar events. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or those of our service providers, our results of operations would suffer. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Chegg and its Board recognize the critical importance of maintaining the trust and confidence of our students, business partners, and employees. We have established an ISP utilizing the National Institute of Standards and Technology Cybersecurity Framework as an authoritative source of cybersecurity standards and framework for measurement. The ISP is comprised of the following components: (i) policies which describe the core requirements and design aspects of the program, (ii) standards that provide quantifiable and prescriptive requirements to meet the program's design, (iii) processes that provide operational requirements to meet the ISP's policies and standards consistently, and (iv) implementation playbooks which are created, maintained, and used by the respective team responsible for implementation.

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
•compliance and cybersecurity teams enable the identification of emerging risks in daily operation of our business, providing compliance and oversight in the form of frameworks, policies, tools, and techniques to support management; and
•third-party independent assessors provide objective evaluation by assessing whether the first and second functions above are operating successfully, providing assurance that controls are effective in both design and operation.

The Audit Committee of the Board (the “Audit Committee”) provides independent oversight of the ISP. As a component of the ISP, the Audit Committee receives a report on the health and performance of the ISP on at least an annual basis. The Audit Committee provides guidance and oversight to help ensure the ISP meets the needs of all interested parties and fulfills its core functions. Management provides the Audit Committee a quarterly update on cybersecurity risks and incidents. Cybersecurity risks, including through oversight of the ISP, are considered alongside other operational and strategic risks as part of Chegg’s broader risk management and reporting.

Our Trust and Security organization (“T&S”) is responsible for implementing the ISP. T&S is led by our Chief Information Security Officer (“CISO”) who reports to our Chief Technology Officer (“CTO”). T&S is made up of two sub-teams, each led by a director who reports to the CISO:

•Information Security, which is responsible for implementing all aspects of the ISP and is structured around the following pillars: (i) Application Security, (ii) Infrastructure (Cloud) Security, (iii) Corporate IT Security, and (iv) Security Operations.

•Compliance and Privacy, which is responsible for assessing and preparing internal teams for regulatory compliance pertaining to information security, secured financial reporting, and privacy and is structured around the following pillars: (i) Privacy, (ii) Compliance, (iii) Vendor Risk Management, (iv) Security Awareness, (v) Governance and Risk Management, and (vi) Privacy and Abuse Engineering.

Our CISO has served various roles in information technology and security for over 25 years, including serving as CISO. Our CISO holds an undergraduate degree in Information Technology with a specialization in Information Assurance and Security and was a distinguished graduate of the US Air Force Secure Communications school. Our CTO holds an undergraduate degree in computer science and has more than 25 years of experience in technology and operations. Our CEO and CFO each hold degrees in their respective fields, and each have over 20 years of experience managing risks at Chegg and other companies, including risks arising from cybersecurity threats.

During the year ended December 31, 2025, Chegg did not experience any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For discussion of our risk factors relating to cybersecurity and data privacy, see the “Risks Related to Data Privacy” section included in Part I, Item 1A, “Risk factors” of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2025, we no longer maintain a corporate headquarters office in the U.S. as we do not believe this is necessary to support our globally-distributed workforce. We lease corporate offices internationally in India, the United Kingdom, and Spain which expire at varying times between 2026 and 2033. We believe our facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in certain legal proceedings and regulatory compliance matters in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and contractual and related disputes brought through private actions, class actions, administrative proceedings, regulatory actions or other litigation. We may also, from time to time, be involved in various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. For further information on our legal proceedings, see “Note 10. Commitments and Contingencies,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google, asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AIO search experience, and seeking damages, restitution, disgorgement, and injunctive relief. Google moved to dismiss the amended complaint on July 25, 2025. Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case.

In addition, we may in the future be subject to additional inquiries, investigations, litigation or other proceedings or actions, regulatory or otherwise. An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CHGG.”

Stockholders of Record

As of February 28, 2026, there were 23 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

We had no unregistered sales of our securities during the year ended December 31, 2025.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended December 31, 2025.

Securities Repurchase Program

In November 2024, our Board approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of December 31, 2025, we had $141.8 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our Board.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 24, 2025, which is available free of charge on the SEC's website at sec.gov and on our website at investor.chegg.com. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See the section titled “Note about Forward-Looking Statements” in this Annual Report on Form 10-K for additional information. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Chegg is a learning platform helping businesses bring new skills to their workforce and giving lifelong learners and students the skills and confidence to succeed. Focused on the large and growing skilling market, Chegg offers innovative tools for workplace readiness, professional upskilling, and language learning. Chegg also continues to offer students artificial intelligence (AI)-driven, personalized support. Chegg remains committed to its mission of improving learning outcomes and career opportunities for millions of people around the world.

Our long-term strategy is focused on helping learners achieve better outcomes by combining academic support with practical, career-relevant skills across the learning lifecycle. We are evolving our platform to support learners both in the classroom and beyond, leveraging AI to deliver faster, more personalized, and more effective learning experiences. We continue to invest in expanding our skilling offerings and integrating them with our core academic services to provide a differentiated, end-to-end solution that supports the whole learner. Our use of AI in our platform is designed to enable us to scale personalized support, improve learning outcomes, and increase course completion while maintaining high standards of quality and accuracy. We believe these investments position us to drive deeper engagement, expand our addressable market, and return the business to sustainable revenue growth over time. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, which are described in greater detail below and in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Our service and product offerings fall into two categories: Chegg Skilling and Academic Services, which are described below. We have changed our revenue disaggregation from Subscription Services and Skills and Other to Chegg Skilling and Academic Services to better reflect the nature of revenue and cash flows.

Chegg Skilling

Our language learning platform provides subscribers access to a premium language learning platform that offers comprehensive support through self-paced lessons, live classes with expert tutors and a community of members to practice alongside. A team of leading experts have developed our online learning instruction to bring students from novice to advanced speakers in a fast-paced, enjoyable environment and we currently offer comprehensive courses taught by highly qualified teachers in 14 languages.

We also provide workforce skilling programs that help employers develop and retain talent. Our workforce skilling programs align workforce needs with learner outcomes by combining in-demand technical skills such as AI, coding, data analytics, and cybersecurity, with foundational business and human-centered durable skills. We keep our portfolio current by working closely with employers, including Fortune 1000 companies, to understand emerging role requirements and workforce needs. Programs feature engaging, modular online content, practice opportunities, and support. Our platform tracks learner progress in real time, delivering predictive nudges and timely interventions that improve engagement, retention, and completion rates. Our approach is informed by learning science to help skills stick, so learners can apply what they learn with confidence at work.

Academic Services

Our legacy academic learning services are headlined by Chegg Study Pack, a premium subscription bundle that includes all of the benefits of Chegg Study, Chegg Writing and Chegg Math. Chegg Study subscribers have access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. Subscribers engage with our conversational experience that delivers the right support at the right time. Our Chegg Writing subscription service consists of a suite of essential tools including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Subscribers can also have a writing professional proofread papers for personalized feedback. Our Chegg Math subscription service provides students with a computational engine to help them understand and solve math problems. We also work with leading brands and programmatic partners to deliver advertising across our platforms.

Conclusion of Process to Explore Strategic Alternatives

On February 24, 2025, we announced that we were undertaking a strategic review process and exploring a range of alternatives to maximize shareholder value, including being acquired, undertaking a go-private transaction, or remaining as a standalone public company. On October 27, 2025, we announced that our Board unanimously approved the conclusion of its review of strategic alternatives in support of the evolution of our business, including into a skilling-focused business-to-business organization, building on existing relationships with businesses in professional language learning, workplace readiness and AI-related skills courses. In connection with this transformation, we are restructuring the way we operate our academic learning products.

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

In addition, across our industry, there has been a continued increase in the adoption of free and paid generative AI products for academic support, and students are increasingly turning to generative AI for academic support, such as homework and exams, as well as assistance in other areas of daily life. This issue impacts education technology companies broadly, where students see generative AI products like ChatGPT and others as strong alternatives to vertically specialized solutions for education such as Chegg. These developments have negatively impacted our industry and our business and are expected to continue to impact our overall traffic and accelerate the decline in the number of new subscribers that sign up for our services, resulting in continued negative impacts to our growth, business, operating results and financial condition. See Part I, Item 1A, “Risk Factors” for additional details.

In May 2025 and October 2025, we announced workforce reductions that resulted in management approved restructuring plans, which also included the closure of our offices in the United States. During the year ended December 31, 2025, we recorded $51.5 million of restructuring charges and for fiscal year 2026, we expect to realize cost savings as a result of the restructuring plans. See Part I, Item 1A, “Risk Factors”, “Note 9. Leases”, and “Note 15. Restructuring Charges” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

During the years ended December 31, 2025, and 2024, we generated net revenues of $376.9 million and $617.6 million, respectively, and in the same periods had net losses of $103.4 million and $837.1 million, respectively.

Components of Results of Operations

Net Revenues

We recognize revenues net of allowances for refunds or charge backs from our payment processors who process payments from credit cards, debit cards, and PayPal. Revenues from our language learning platform and Academic Services are primarily recognized ratably over the monthly subscription period. Revenues from our workforce skilling programs are recognized over the delivery period, adjusted for an estimate of non-redemption, or upon fulfillment. Revenues from advertising services and content licensing are recognized upon fulfillment.

Cost of Revenues

Cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services including content amortization expense, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, employee-related expenses, which includes salaries, benefits and share-based compensation expense, contractor costs, and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

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

Research and Development

Research and development expenses consist of employee-related expenses, which includes salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development expenses also include technology costs to support our research and development, web hosting fees, contractor costs, and outside services. We expense substantially all of our research and development expenses as they are incurred. Our research and development expenses continue to support new products and services as well as expand our infrastructure capabilities to support back-end processes associated with our revenue transactions and internal systems.

Sales and Marketing

Sales and marketing expenses consist of user and advertiser-facing marketing and promotional expenditures through a number of targeted online marketing channels, sponsored search, display advertising, social media campaigns, and other initiatives. We incur employee-related expenses, which includes salaries, benefits and share-based compensation expenses for our employees engaged in marketing, business development and sales, and sales support functions. Our marketing expenses are largely variable and to the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we could see a corresponding change in our sales and marketing expenses.

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

Interest Expense, Net and Other Income, Net

Interest expense, net consists primarily of the amortization of debt issuance costs related to the convertible senior notes. Other income, net consists primarily of interest income, gains on early extinguishment of the convertible senior notes, and realized gains and losses on the sale of our investments.

Provision For Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain non-U.S. jurisdictions.

Results of Operations
The following table presents our historical consolidated statements of operations (in thousands, except percentage of total net revenues):

	Years Ended December 31,
	2025		2024
Net revenues	$376,908	100%	$617,574	100%
Cost of revenues(1)	152,151	40	180,927	29
Gross profit	224,757	60	436,647	71
Operating expenses:
Research and development(1)	93,453	25	170,431	28
Sales and marketing(1)	68,754	18	108,329	18
General and administrative(1)	177,406	47	217,756	35
Impairment expense	2,000	1	677,239	n/m
Total operating expenses	341,613	91	1,173,755	n/m
Loss from operations	(116,856)	(31)	(737,108)	n/m
Total interest expense, net and other income, net	16,714	4	48,742	9
Loss before provision for income taxes	(100,142)	(27)	(688,366)	n/m
Provision for income taxes	(3,279)	(1)	(148,702)	n/m
Net loss	$(103,421)	(28)%	$(837,068)	n/m

(1) Includes share-based compensation expense and restructuring charges as follows:
Share-based compensation expense:
Cost of revenues	$503		$1,786
Research and development	6,812		28,044
Sales and marketing	2,174		7,466
General and administrative	22,375		47,318
Total share-based compensation expense	$31,864		$84,614

Restructuring charges:
Cost of revenues	$2,099		$762
Research and development	15,376		11,387
Sales and marketing	4,793		2,630
General and administrative	29,271		9,824
Total restructuring charges	$51,539		$24,603
_______________________________________
*n/m - not meaningful

Years Ended December 31, 2025 and 2024

Net Revenues

The following table presents our total net revenues for the periods shown for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Years Ended December 31,		Change in 2025
	2025	2024	$	%
Chegg Skilling	$68,654	$73,959	$(5,305)	(7)%
Academic Services	308,254	543,615	(235,361)	(43)
Total net revenues	$376,908	$617,574	$(240,666)	(39)

Chegg Skilling revenues decreased by $5.3 million, or 7%, during the year ended December 31, 2025 compared to the same period in 2024. The decrease was due to lower revenues of $8.9 million related to our workforce skilling platform primarily related to reduced direct-to-consumer transactions, partially offset by an increase of revenue of $3.6 million from our language learning platform primarily related to business-to-business growth. Chegg Skilling revenues as a percentage of net revenues were 18% during the year ended December 31, 2025 compared to 12% during the same period in 2024.

Academic Services revenues decreased by $235.4 million, or 43%, during the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due to a decrease in subscription revenue of $223.8 million primarily related to reduced traffic which led to fewer subscribers, a decrease in advertising services revenue of $18.0 million due to lower fulfillment, and a decrease of print textbook and eTextbook revenue of $4.4 million because we no longer provide this platform, partially offset by content licensing revenue of $10.8 million. Academic Services revenues as a percentage of net revenues were 82% during the year ended December 31, 2025 compared to 88% during the same period in 2024.

Cost of Revenues

The following table presents our cost of revenues for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2025
	2025	2024	$	%
Cost of revenues(1)	$152,151	$180,927	$(28,776)	(16)%

(1) Includes share-based compensation expense of:	$503	$1,786	$(1,283)	(72)%
(1) Includes restructuring charges of:	$2,099	$762	$1,337	175%

Cost of revenues decreased $28.8 million, or 16%, during the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due to lower payment processing and other order fees of $16.3 million, which is primarily due to the decrease in subscribers who have paid to access our services, lower employee-related expenses of $4.6 million, lower web hosting fees of $4.0 million, lower write-offs of content and internally developed software of $3.1 million, lower contractor spend of $2.4 million, and lower advertising services revenue costs of $1.0 million, partially offset by higher depreciation and amortization expense of $3.2 million and higher restructuring charges of $1.3 million. Gross margins decreased to 60% during the year ended December 31, 2025, from 71% during the same period in 2024.

Operating Expenses

The following table presents our total operating expenses for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2025
	2025	2024	$	%
Research and development(1)	$93,453	$170,431	$(76,978)	(45)%
Sales and marketing(1)	68,754	108,329	(39,575)	(37)
General and administrative(1)	177,406	217,756	(40,350)	(19)
Impairment expense	2,000	677,239	(675,239)	(100)
Total operating expenses	$341,613	$1,173,755	$(832,142)	(71)

(1) Includes share-based compensation expense of:
Research and development	$6,812	$28,044	$(21,232)	(76)%
Sales and marketing	2,174	7,466	(5,292)	(71)
General and administrative	22,375	47,318	(24,943)	(53)
Total share-based compensation expense	$31,361	$82,828	$(51,467)	(62)

(1) Includes restructuring charges of:
Research and development	$15,376	$11,387	$3,989	35%
Sales and marketing	4,793	2,630	2,163	82
General and administrative	29,271	9,824	19,447	198
Total restructuring charges	$49,440	$23,841	$25,599	107

Operating expenses decreased $832.1 million, or 71% during the year ended December 31, 2025, compared to the same period in 2024, primarily due to the absence of impairment expense of $677.2 million recognized in 2024. The remaining decreases were primarily related to lower employee-related expenses and contractor spend as a result of the restructuring plans. See “Note 7. Goodwill and Intangible Assets” and “Note 15. Restructuring Charges” included in our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information regarding impairment expense and the restructuring plans, respectively.

Research and Development

Research and development expenses decreased $77.0 million, or 45%, during the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $65.4 million, including share-based compensation expense, lower contractor spend of $6.2 million, lower web hosting fees of $4.1 million, lower technology expenses of $3.3 million, and lower depreciation and amortization expense of $1.2 million, partially offset by higher restructuring charges of $4.0 million. Research and development expenses as a percentage of net revenues were 25% during the year ended December 31, 2025 compared to 28% during the same period in 2024.

Sales and Marketing

Sales and marketing expenses decreased by $39.6 million, or 37%, during the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due to lower paid marketing expenses of $22.1 million, lower employee-related expenses of $14.3 million including share-based compensation expense, lower indirect marketing expenses of $2.7 million, and lower depreciation and amortization expense of $1.3 million, partially offset by higher restructuring charges of $2.2 million. Sales and marketing expenses as a percentage of net revenues were 18% during each of the years ended December 31, 2025 and 2024.

General and Administrative

General and administrative expenses decreased $40.4 million, or 19%, during the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses of $50.9 million including share-based compensation expense, lower professional fees of $6.0 million, lower loss contingency accruals of $4.5 million, lower contractor spend of $3.0 million, and lower facility expenses of $2.9 million, partially offset by higher restructuring charges of $19.4 million, an impairment loss on our equity investment of $6.0 million, and higher impairments of lease-related assets of $1.8 million. General and administrative expenses as a percentage of net revenues were 47% during the year ended December 31, 2025 compared to 35% during the same period in 2024.

Impairment Expense

Impairment expense was $2.0 million during the year ended December 31, 2025, consisting of impairment of property and equipment. Impairment expense was $677.2 million during the year ended December 31, 2024 consisting of impairments of goodwill, intangible assets, and other related property and equipment. See “Note 6. Property and Equipment, Net” and “Note 7. Goodwill and Intangible Assets” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Interest Expense, Net and Other Income, Net

The following table presents our interest expense, net, and other income, net, for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2025
	2025	2024	$	%
Interest expense, net	$(590)	$(2,590)	$2,000	(77)%
Other income, net	17,304	51,332	(34,028)	(66)
Total interest expense, net and other income, net	$16,714	$48,742	$(32,028)	(66)

Interest expense, net decreased by $2.0 million, or 77%, during the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due lower interest expense recognized as a result of the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

Other income, net decreased $34.0 million, or 66%, during the year ended December 31, 2025 compared to the same period in 2024, primarily due to a decrease in interest income of $19.2 million due to lower investment balances, a decrease in gain on early extinguishment of a portion of the 2026 notes of $11.7 million, and the absence of a gain on the sale of our equity investment of $3.8 million.
See “Note 8. Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the gain on early extinguishment of a portion of the 2026 notes and the maturity of the 2025 notes.

Provision for income taxes

The following table presents our provision for income taxes for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2025
	2025	2024	$	%
Provision for income taxes	$(3,279)	$(148,702)	$145,423	n/m
_______________________________________
*n/m - not meaningful
Provision for income taxes decreased by $145.4 million during the year ended December 31, 2025 compared to the same period in 2024, primarily due to the establishment of a valuation allowance against our U.S. federal and state deferred tax assets in 2024.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

	As of December 31,		Change in 2025
	2025	2024	$	%
Cash, cash equivalents, investments	$85,212	$528,374	$(443,162)	(84)%
Convertible senior notes, net(1)	53,765	485,949	(432,184)	(89)
_____________________________________________________
(1) Consists of the current and long-term portion.

Cash, cash equivalents, and investments decreased $443.2 million, or 84%, during the year ended December 31, 2025 primarily due to the maturity of the 2025 notes and early extinguishment of a portion of the 2026 notes of $424.8 million and purchases of property and equipment of $28.1 million, partially offset by the net cash provided by operating activities of $15.5 million.

Convertible senior notes, net decreased $432.2 million, or 89%, during the year ended December 31, 2025 primarily due to the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

The 2026 notes mature on September 1, 2026 unless converted, redeemed, or repurchased in accordance with their terms prior to such date. Holders of the 2026 notes may convert their notes at any time on or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the respective maturity dates. See “Note 8. Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on our 2026 notes.

On February 13, 2026, we entered into an individual, privately negotiated repurchase agreement with a holder of our outstanding 2026 notes to repurchase $20.0 million in aggregate principal amount of the 2026 notes for an aggregate cash repurchase price of $19.4 million (the “Notes Repurchase Transaction”). The Notes Repurchase Transaction was entered into in connection with our previously announced securities repurchase program and closed on February 20, 2026. Following the closing, $33.9 million aggregate principal amount of the 2026 notes remain outstanding and $122.4 million remain available under our securities repurchase program.

As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and investments totaling $85.2 million, which were held for working capital purposes. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services, and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of December 31, 2025, we have incurred cumulative losses of $992.9 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. In December 2025, our subsidiary in India distributed an additional $10.8 million to the United States, resulting in a remittance of $1.6 million in withholding tax. As of December 31, 2025, the net cumulative tax expense related to future distribution amounts is $1.1 million. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for our subsidiary in India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

The following table presents our contractual obligations and other commitments as of December 31, 2025 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Convertible senior notes (1)	$53,860	$53,860	$—
Purchase obligations (2)	81,767	25,852	55,915
Operating lease obligations (3)	22,511	4,795	17,716
Total contractual obligations	$158,138	$84,507	$73,631
_____________________________________________________
(1) Consists of the remaining principal amount due upon maturity. As of December 31, 2025, our convertible senior notes are recorded on our consolidated balance sheets at the carrying amounts of $53.8 million.
(2) Represents contractual obligations primarily related to information technology services.
(3) Our corporate offices are leased under operating leases, which expire at various dates through 2033.

In addition, we are also subject to certain legal proceedings and claims, including in the ordinary course of business, and record a liability when we believe that a loss is probable and reasonably estimable. See “Note 10. Commitments and Contingencies" of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

The following table presents our consolidated statements of cash flows data for the periods shown (in thousands, except percentages):

	Years Ended December 31,		Change in 2025
	2025	2024	$	%
Net cash provided by operating activities	$15,490	$125,205	$(109,715)	(88)%
Net cash provided by investing activities	282,297	11,345	270,952	n/m
Net cash used in financing activities	(428,479)	(109,142)	(319,337)	n/m

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with learners, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash provided by operating activities decreased $109.7 million, or 88%, during the year ended December 31, 2025, compared to the same period in 2024 and was primarily related to the net effect of a decrease in net loss of $733.6 million, a decrease in impairment expense of $675.2 million, and a decrease in deferred tax assets of $142.3 million.

Net cash provided by investing activities increased $271.0 million during the year ended December 31, 2025, compared to the same period in 2024 and was primarily related to fewer purchases of investments of $170.2 million, higher proceeds from the sale of investments of $111.1 million, and fewer purchases of property and equipment of $46.8 million, partially offset by a lower cash from investment maturities of $41.6 million and the absence of proceeds from the sale of our equity investment of $15.5 million.

Net cash used in financing activities increased $319.3 million during the year ended December 31, 2025, compared to the same period in 2024 and was primarily related to higher repayments of our convertible senior notes of $328.3 million, partially offset by lower taxes paid related to the net share settlement of equity awards of $6.6 million and the absence of repurchases of our common stock of $2.6 million.

Critical Accounting Estimates

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that assumptions and estimates of the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information on all of our significant accounting policies, see “Note 2. Significant Accounting Policies”, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For all of our offerings, aside from print textbooks and eTextbooks which are no longer provided, we control our services and recognize revenues and cost of revenues on a gross basis.

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

Impairment of Intangible Assets and Long-Lived Assets

Intangible assets and long-lived assets are tested for impairment, at the asset group level, at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that we consider include the recognition of goodwill impairment charges or planned changes in the use of the asset group. When measuring the recoverability, we make assumptions regarding our estimated future undiscounted cash flows expected to be generated by the asset group. If the asset group is not recoverable, we proceed to estimating the fair value of the asset group, which includes assumptions regarding future growth rates and the amount and timing of expected future cash flow. If our estimates or related assumptions are inaccurate, our conclusion on whether these assets are recoverable or impaired could be incorrect, which could impact whether we recognize an impairment in a given period.

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

If our qualitative assessment concludes that it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment is performed. Performing a quantitative impairment test includes the determination of fair value and involves significant estimates and assumptions including, among others, forecasted revenue growth rates, operating margins and capital expenditures, and discount rates used to calculate projected future cash flows. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess. If estimates or related assumptions change, this could have a significant impact on either the fair value of our reporting unit, the amount of any goodwill impairment, or both.

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

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see “Note 2. Significant Accounting Policies”, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We accept foreign currencies from our international customers and our international revenues were 15%, 13% and 14% of total net revenues during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, a portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies. Unfavorable fluctuations in foreign currency exchange rates may have an adverse impact on our total net revenues or total operating expenses, however, we do not believe a hypothetical 10% strengthening or weakening of the U.S. dollar against foreign currencies would have a material impact on our results of operations. To date, we have not entered into derivatives or hedging strategies to mitigate risk related to changes in foreign currency exchange rates and continually monitor our foreign currency exchange exposure.

Interest Rate Sensitivity

As of December 31, 2025 and 2024, we had cash and cash equivalents totaling $31.1 million and $161.5 million, respectively, and investments of $54.1 million and $366.9 million, respectively. Our cash and cash equivalents consist of cash and money market funds and investments consist of corporate debt securities. Changes in U.S. interest rates, affect the interest earned on our cash and cash equivalents and the market value of our investments. A hypothetical 100 basis point increase or decrease in interest rates would result in an immaterial increase or decline in the fair value of our investments as of December 31, 2025. Any realized gains or losses resulting from interest rate changes would only occur if we sold the investments prior to maturity. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash, cash equivalents, and investments in which we invested our cash.

The 2026 notes do not bear interest, and therefore we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value, however, may fluctuate when interest rates and the market price of our stock changes. For more information, see “Note 8. Convertible Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Convertible Senior Notes — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

In March and December 2025, the Company extinguished $65.2 million and $8.9 million, respectively, of the principal amount of the convertible senior notes due in 2026 (2026 notes) for a reacquisition price of $57.6 million and $8.4 million, respectively. The Company elected to reacquire and not cancel the partially extinguished 2026 notes and left the associated capped call transactions outstanding. This resulted in a total gain on early extinguishment of debt of $7.9 million recorded during the year ended December 31, 2025.

Auditing the following elements involved a higher degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required of the Company’s accounting assessment of the settlement including the conclusion that the settlement should be accounted for as an extinguishment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the partial extinguishments of the 2026 notes included the following, among others:

•We tested the design, implementation, and operating effectiveness of the internal controls over the Company’s accounting for the partial extinguishments of the 2026 notes.
•Our testing included reading the underlying repurchase agreements and evaluating the Company’s accounting analysis underlying the accounting of the 2026 notes, evaluating the determination that the partial repurchases of the 2026 notes were a debt extinguishment, obtaining audit evidence of the repurchases and recalculating the gain on early extinguishment.
•We utilized more experienced professionals on our team when evaluating management’s assessment of the accounting for the partial extinguishments.

/S/ DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2026

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chegg, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chegg, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

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

/S/ DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2026

CHEGG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$31,146	$161,475
Short-term investments	41,674	154,249
Accounts receivable, net of allowance of $156 and $190 at December 31, 2025 and December 31, 2024, respectively	15,604	23,641
Prepaid expenses	16,331	17,100
Other current assets	16,857	81,094
Total current assets	121,612	437,559
Long-term investments	12,392	212,650
Property and equipment, net	115,168	170,648
Intangible assets, net	6,041	10,347
Right of use assets	13,188	22,256
Other assets	9,613	15,491
Total assets	$278,014	$868,951
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,258	$15,159
Deferred revenue	29,675	39,217
Accrued liabilities	54,249	115,360
Current portion of convertible senior notes, net	53,765	358,605
Total current liabilities	140,947	528,341
Long-term liabilities
Convertible senior notes, net	—	127,344
Long-term operating lease liabilities	15,205	18,509
Other long-term liabilities	2,239	1,776
Total long-term liabilities	17,444	147,629
Total liabilities	158,391	675,970
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value – 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value – 400,000,000 shares authorized; 110,985,562 and 104,880,048 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	111	105
Additional paid-in capital	1,145,371	1,114,550
Accumulated other comprehensive loss	(32,997)	(32,233)
Accumulated deficit	(992,862)	(889,441)
Total stockholders’ equity	119,623	192,981
Total liabilities and stockholders’ equity	$278,014	$868,951
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net revenues	$376,908	$617,574	$716,295
Cost of revenues	152,151	180,927	225,941
Gross profit	224,757	436,647	490,354
Operating expenses:
Research and development	93,453	170,431	191,705
Sales and marketing	68,754	108,329	126,591
General and administrative	177,406	217,756	236,183
Impairment expense	2,000	677,239	3,600
Total operating expenses	341,613	1,173,755	558,079
Loss from operations	(116,856)	(737,108)	(67,725)
Interest expense, net and other income, net
Interest expense, net	(590)	(2,590)	(3,773)
Other income, net	17,304	51,332	121,810
Total interest expense, net and other income, net	16,714	48,742	118,037
(Loss) income before provision for income taxes	(100,142)	(688,366)	50,312
Provision for income taxes	(3,279)	(148,702)	(32,132)
Net (loss) income	$(103,421)	$(837,068)	$18,180
Net (loss) income per share
Basic	$(0.96)	$(8.10)	$0.16
Diluted	$(0.96)	$(8.10)	$(0.34)
Weighted average shares used to compute net (loss) income per share
Basic	107,484	103,300	116,504
Diluted	107,484	103,300	128,569
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(103,421)	$(837,068)	$18,180
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments, net of tax	(621)	585	5,534
Change in foreign currency translation adjustments, net of tax	(143)	1,921	17,215
Other comprehensive (loss) income	(764)	2,506	22,749
Total comprehensive (loss) income	$(104,185)	$(834,562)	$40,929
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	126,474	$126	$1,244,504	$(57,488)	$(70,553)	$1,116,589
Repurchases of common stock	(26,506)	(26)	(337,683)	—	—	(337,709)
Issuance of common stock upon exercise of stock options and under ESPP	512	1	4,162	—	—	4,163
Net share settlement of equity awards	2,344	2	(16,440)	—	—	(16,438)
Share-based compensation expense	—	—	136,787	—	—	136,787
Net proceeds from capped call related to extinguishments of 2025 notes	—	—	297	—	—	297
Other comprehensive income	—	—	—	22,749	—	22,749
Net income	—	—	—	—	18,180	18,180
Balances at December 31, 2023	102,824	103	1,031,627	(34,739)	(52,373)	944,618
Repurchases of common stock	(2,116)	(2)	(16)	—	—	(18)
Issuance of common stock under ESPP	859	1	2,632	—	—	2,633
Net share settlement of equity awards	3,313	3	(9,239)	—	—	(9,236)
Share-based compensation expense	—	—	89,546	—	—	89,546
Other comprehensive income	—	—	—	2,506	—	2,506
Net loss	—	—	—	—	(837,068)	(837,068)
Balances at December 31, 2024	104,880	105	1,114,550	(32,233)	(889,441)	192,981
Issuance of common stock under ESPP	812	1	584	—	—	585
Net share settlement of equity awards	5,294	5	(2,600)	—	—	(2,595)
Share-based compensation expense	—	—	32,837	—	—	32,837
Other comprehensive loss	—	—	—	(764)	—	(764)
Net loss	—	—	—	—	(103,421)	(103,421)
Balances at December 31, 2025	110,986	$111	$1,145,371	$(32,997)	$(992,862)	$119,623
See Notes to Consolidated Financial Statements.

CHEGG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(103,421)	$(837,068)	$18,180
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	31,864	84,614	133,502
Depreciation and amortization expense	78,637	78,344	129,718
Deferred tax assets	1,348	143,319	26,575
Gain on early extinguishments of debt	(7,838)	(19,515)	(85,926)
Loss contingency	—	—	7,000
Impairment expense	2,000	677,239	3,600
Loss from write-offs of property and equipment	1,959	5,795	4,137
Amortization of debt issuance costs	500	2,147	3,156
Operating lease expense, net of accretion	3,641	5,864	6,079
Realized (gain) loss on sale of investments	(752)	27	2,106
Impairment of lease related assets	7,315	5,557	—
Impairment of equity investment	6,000	—	—
Other non-cash items	1,423	656	(1,228)
Change in assets and liabilities:
Accounts receivable	8,439	7,771	(7,799)
Prepaid expenses and other current assets	66,370	(41,732)	3,476
Other assets	21	1,130	10,829
Accounts payable	(9,660)	(12,376)	13,057
Deferred revenue	(10,677)	(15,885)	(1,585)
Accrued liabilities	(59,723)	47,103	(7,342)
Other liabilities	(1,956)	(7,785)	(11,337)
Net cash provided by operating activities	15,490	125,205	246,198
Cash flows from investing activities
Purchases of property and equipment	(28,123)	(74,953)	(83,052)
Proceeds from disposition of textbooks	—	—	9,787
Purchases of investments	(793)	(170,950)	(637,939)
Proceeds from sale of investments	181,158	70,077	394,533
Maturities of investments	130,055	171,671	597,197
Proceeds from sale of equity investments	—	15,500	—
Purchases of equity investments	—	—	(11,853)
Net cash provided by investing activities	282,297	11,345	268,673
Cash flows from financing activities
Proceeds from common stock issued under stock plans	590	2,636	4,165
Payment of taxes related to the net share settlement of equity awards	(2,600)	(9,239)	(16,440)
Repayment of convertible senior notes	(424,848)	(96,520)	(505,986)
Proceeds from exercise of convertible senior notes capped call	—	—	297
Payment of withholding tax	(1,621)	(3,450)	—
Repurchase of common stock	—	(2,569)	(334,806)
Net cash used in financing activities	(428,479)	(109,142)	(852,770)
Effect of exchange rate changes	(256)	(1,025)	21
Net (decrease) increase in cash, cash equivalents and restricted cash	(130,948)	26,383	(337,878)
Cash, cash equivalents and restricted cash, beginning of period	164,359	137,976	475,854
Cash, cash equivalents and restricted cash, end of period	$33,411	$164,359	$137,976
See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flow data:
Cash paid during the period for:
Interest	$224	$449	$741
Income taxes, net of refunds	$4,589	$8,085	$11,074
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,964	$7,243	$9,042
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,636	$10,108	$12,407
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$185	$5,850	$9,650

	December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,146	$161,475	$135,757
Restricted cash included in other current assets	575	956	—
Restricted cash included in other assets	1,690	1,928	2,219
Total cash, cash equivalents and restricted cash	$33,411	$164,359	$137,976
See Notes to Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”), was incorporated as a Delaware corporation in July 2005. Chegg is a learning platform helping businesses bring new skills to their workforce and giving lifelong learners and students the skills and confidence to succeed. Focused on the large and growing skilling market, Chegg offers innovative tools for workplace readiness, professional upskilling, and language learning. Chegg also continues to offer students artificial intelligence (AI)-driven, personalized support. Chegg remains committed to its mission of improving learning outcomes and career opportunities for millions of people around the world.
Basis of Presentation

Our fiscal year ends on December 31 and in this report, we refer to the year ended December 31, 2025, December 31, 2024, and December 31, 2023 as 2025, 2024, and 2023, respectively.

Reclassification of Prior Period Presentation

In order to conform with current period presentation, $1.0 million of deferred tax assets have been reclassified from deferred tax assets to other assets on our consolidated balance sheet as of December 31, 2024. This change in presentation does not affect previously reported results.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent liabilities. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill, intangible assets and long-lived assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations.

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

Investments

We hold investments in corporate debt securities. We classify our investments as available-for-sale that are either short or long-term based on the remaining contractual maturity of the investment. Our investments are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, net of taxes, included in other comprehensive (loss) income on our consolidated statements of stockholders’ equity. Unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other income, net on our consolidated statements of operations, rather than as a reduction to other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of eighteen months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer or industry sector and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio. We determine realized gains or losses on the sale of investments on a specific identification method and record such gains or losses as other income, net.

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

Accounts Receivable, Net of Allowance

Accounts receivable is recorded at the invoiced amount and is non-interest bearing. We generally grant uncollateralized credit terms to our customers.

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
Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. No customers represented over 10% of our net accounts receivable balance as of December 31, 2025 and December 31, 2024. No customers represented over 10% of net revenues during the years ended December 31, 2025, 2024 or 2023.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and content amortization. Depreciation and content amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Content	5 years
Internal-use software and website development	3 years
Leasehold improvements	Shorter of the remaining lease term or 5 years
Furniture and fixtures	5 years
Computers and equipment	3 years

We capitalize all costs associated with the development of content that is utilized in our products and services. Content amortization is classified within cost of revenues on our consolidated statements of operations.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and content amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in loss from operations. When assets are abandoned prior to the end of their useful lives, we accelerate depreciation over the revised shortened useful life. Accelerated depreciation expense is classified consistently with the initial depreciation expense.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (ROU) assets, accrued liabilities, and long-term operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease agreements typically do not provide an implicit rate and therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments. Our incremental borrowing rate is estimated based on the estimated rate incurred to borrow, on a collateralized basis over a similar term as our leases, an amount equal to the lease payments in a similar economic environment. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheets with a term of one year or less. We do not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Some of our leases include payments that are dependent on an index, such as the Consumer Price Index (CPI), and our minimum lease payments include payments based on the index at inception with any future changes in such indices recognized as an expense in the period of change. Where leases contain escalation clauses, rent abatement, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line operating lease cost over the lease term. ROU assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Equity Investments

Investments in entities where we do not have the ability to exercise significant influence and which do not have readily determinable fair values are accounted for at cost, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. Equity investments are included in other assets on our consolidated balance sheets. We assess our equity investments for impairment whenever events or changes in circumstances indicate that they may be impaired. The factors we consider in our evaluation include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations or working capital deficiencies.

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

Revenues are presented net of sales tax collected from customers to be remitted to governmental authorities and net of allowances for estimated and actual refunds, which are based on historical data. Revenues from our language learning platform and Academic Services are primarily recognized ratably over the monthly subscription period. Revenues from our workforce skilling programs are recognized over the delivery period, adjusted for an estimate of non-redemption, or upon fulfillment. Revenues from advertising services and content licensing are recognized upon fulfillment.

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

For sales of third-party products, we evaluate whether we are acting as a principal or an agent. Where our role in a transaction is that of principal, revenues are recognized on a gross basis. This requires revenue to comprise the gross value of the transaction billed to the customer, after trade discounts, with any related expenditure charged as a cost of revenues. Where our role in a transaction is that of an agent, revenues are recognized on a net basis with revenues representing the margin earned. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. When deciding the most appropriate basis for presenting revenues or costs of revenues, both the legal form and substance of the agreement between us and our business partners are reviewed to determine each party’s respective role in the transaction. For all of our offerings, aside from print textbooks and eTextbooks which are no longer provided, we control our services and recognize revenues and cost of revenues on a gross basis.

Contract receivables are presented as accounts receivable, net on our consolidated balance sheets and represent unconditional consideration that will be received solely due to the passage of time. Contract assets are contained within other current assets and other assets on our consolidated balance sheets and represent the goods or services that we have transferred to a customer before invoicing the customer and primarily consist of the income sharing payment arrangements we offer to students for our workforce skilling programs. Contract liabilities are presented as deferred revenue on our consolidated balance sheets and primarily consists of advanced payments from learners related to subscription performance obligations that have not been satisfied and estimated variable consideration. Deferred revenue related to subscription performance obligations is recognized as revenues ratably over the term for subscriptions or when the services are provided, and all other revenue recognition criteria have been met. Deferred revenue related to variable consideration is recognized as revenues during each reporting period based on the estimated amount we believe we will earn over the life of the contract. Deferred contract costs are contained within other current assets on our consolidated balance sheets and are recognized if we expect to receive a future benefit from such costs. Deferred contract cost amortization expense is recognized consistent with the pattern of revenue recognition as cost of revenues on our consolidated statements of operations.

Cost of Revenues

Cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services including content amortization expense, web hosting fees, customer support fees, payment processing costs, amortization of acquired intangible assets, employee-related expenses, which includes salaries, benefits and share-based compensation expense, contractor costs, and other direct costs related to providing content or services. In addition, cost of revenues includes allocated information technology and facilities costs.

Research and Development Expense

Research and development expenses consist of employee-related expenses, which includes salaries, benefits, and share-based compensation expense for employees on our product, engineering, and technical teams who are responsible for maintaining our website, developing new products, and improving existing products. Research and development expenses also include technology costs to support our research and development, web hosting fees, contractor costs, and outside services. We expense substantially all of our research and development expenses as they are incurred.

Paid Marketing Expense

Paid marketing expense is expensed as incurred and consist primarily of online advertising and marketing promotional expenditures. During the years ended December 31, 2025, 2024, and 2023, paid marketing expense was $33.3 million, $55.4 million, and $57.4 million, respectively.

Share-based Compensation Expense

Share-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs) with either a market-based condition or financial and strategic performance targets, and employee stock purchase plan (ESPP) is accounted for under the fair value method based on the grant-date fair value of the award. Share-based compensation expense for RSUs and PSUs with financial and strategic performance targets is measured based on the closing fair market value of our common stock, PSUs with a market-based condition are estimated using a Monte Carlo simulation model, and ESPP is estimated using the Black-Scholes-Merton option pricing model. We recognize share-based compensation expense on a straight-line basis for RSUs and ESPP and on a graded basis for PSUs. Share-based compensation expense is reduced by estimated forfeitures, which are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Vesting for all awards is subject to continued service over the requisite service period, which is generally the vesting period. Vesting of PSUs with a market-based condition is also subject to the achievement of certain per share price of our common stock targets and vesting of PSUs with financial and strategic performance targets is also subject to our achievement of specified financial and strategic performance targets. RSUs and PSUs are converted into shares of our common stock upon vesting on a one-for-one basis. RSUs typically vest over one or three years, while PSUs with a market-based condition or financial and strategic performance targets typically vest over a three-year period. Share-based compensation expense for PSUs with a market-based condition is recognized regardless of whether the market condition is satisfied whereas share-based compensation expense for PSUs with financial performance targets is recognized upon estimated or actual achievement of such targets. We assess the achievement of financial and strategic performance targets on a quarterly basis and adjust our share-based compensation expense as appropriate.

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

Foreign Currency Translation and Remeasurement

The functional currency of our foreign subsidiaries is the local currency, and our reporting currency is the U.S. Dollar. Adjustments resulting from the translation of foreign currencies into U.S. Dollars for balance sheet amounts are based on the exchange rates as of the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity and on the consolidated balance sheets. Gains or losses resulting from the remeasurement of foreign currency transactions, which are denominated in currencies other than the functional currency, are included in general and administrative expense on the consolidated statements of operations. During the year ended December 31, 2025, net losses from remeasurement of foreign currency transactions were $1.4 million. During the years ended December 31, 2024 and 2023, the gains and losses from remeasurement of foreign currency transactions were not material.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-12, Codification Improvements. ASU 2025-12 makes incremental improvements to the Accounting Standards Codification (ASC) and U.S. GAAP. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively to the beginning of the earliest comparative period presented. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. We did not early adopt ASU 2025-12 and we are currently in the process of evaluating the impact of this guidance.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow Scope Improvements. ASU 2025-11 improves the guidance in ASC 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We did not early adopt ASU 2025-11 and we are currently in the process of evaluating the impact of this guidance.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. ASU 2025-06 modernizes the accounting for software costs that are accounted for under ASC 350-40 and 350-50 by removing references to prescriptive and sequential software development stages and requiring capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable that the project will be completed and used as intended. Early adoption is permitted and the guidance may be applied on either a prospective, retrospective or modified basis. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. We did not early adopt ASU 2025-06 and we are currently in the process of evaluating the impact of this guidance.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses. ASU 2025-05 introduces a practical expedient related to applying ASC 326-20 to current accounts receivable and contract assets. Early adoption is permitted, and the guidance will be applied on a prospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We did not early adopt ASU 2025-05 and do not believe its adoption will significantly impact our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options. ASU 2024-04 improves the relevance and consistency in application of the induced conversion guidance requirements in ASC 470-20—Debt. Early adoption is permitted, and the guidance can be applied on either a prospective or retrospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We did not early adopt ASU 2024-04 and do not believe its adoption will significantly impact our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to financial statements. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We did not early adopt ASU 2024-03 and we are currently in the process of evaluating the impact of this guidance.

Recently Adopted Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s ASC. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We adopted ASU 2024-02 on January 1, 2025 under the prospective method and there was not a significant impact on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid that meet a quantitative threshold. Early adoption is permitted, and the guidance will be applied prospectively with the option to apply retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 on January 1, 2025 under the prospective method and the adoption of this guidance did not have an effect on our financial position, results of operations or cash flows as the adoption only resulted in additional disclosures. For further information on the additional disclosures refer to “Note 14. Income Taxes”.

Note 3. Revenues

Revenue Recognition

We have changed our revenue disaggregation from Subscription Services and Skills and Other to Chegg Skilling and Academic Services to better reflect the nature of revenue and cash flows. The following table presents our total net revenues for the periods shown disaggregated for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Years Ended December 31,			Change in 2025		Change in 2024
	2025	2024	2023	$	%	$	%
Chegg Skilling	$68,654	$73,959	$76,812	$(5,305)	(7)%	$(2,853)	(4)%
Academic Services	308,254	543,615	639,483	(235,361)	(43)	(95,868)	(15)
Total net revenues	$376,908	$617,574	$716,295	$(240,666)	(39)	$(98,721)	(14)

During the years ended December 31, 2025, 2024, and 2023, we recognized revenues of $39.2 million, $53.5 million, and $54.5 million, respectively, that were included in our deferred revenue balance at the beginning of each respective fiscal year. During the years ended December 31, 2025, 2024, and 2023, we recognized revenues from performance obligations satisfied in previous periods of an immaterial amount, $2.8 million, and an immaterial amount, respectively. As of December 31, 2025 and 2024, the closing balance of deferred contract costs was $3.1 million and $2.8 million, respectively, and during the years ended December 31, 2025, 2024, and 2023, we recognized deferred contract cost amortization of $14.3 million, $16.1 million, and $15.8 million, respectively.

Contract Balances

The following table presents our accounts receivable, net, contract assets, and deferred revenue balances (in thousands, except percentages):

	December 31,		Change
	2025	2024	$	%
Accounts receivable, net	$15,604	$23,641	$(8,037)	(34)%
Contract assets	6,536	7,027	(491)	(7)
Deferred revenue	29,675	39,217	(9,542)	(24)

During the year ended December 31, 2025, our accounts receivable, net balance decreased by $8.0 million, or 34%, primarily due to lower bookings and higher cash collections. During the year ended December 31, 2025, our contract assets balance decreased by $0.5 million or 7%, primarily due to cash collections. During the year ended December 31, 2025, our deferred revenue balance decreased by $9.5 million, or 24%, primarily due to lower bookings.

Note 4. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Basic
Numerator:
Net (loss) income	$(103,421)	$(837,068)	$18,180
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	107,484	103,300	116,504

Net (loss) income per share, basic	$(0.96)	$(8.10)	$0.16

Diluted
Numerator:
Net (loss) income	$(103,421)	$(837,068)	$18,180
Convertible senior notes activity, net of tax	—	—	(61,694)
Net loss, diluted	$(103,421)	$(837,068)	$(43,514)
Denominator:
Weighted average shares used to compute net (loss) income per share, basic	107,484	103,300	116,504
Shares related to convertible senior notes	—	—	12,065
Weighted average shares used to compute net loss per share, diluted	107,484	103,300	128,569

Net loss per share, diluted	$(0.96)	$(8.10)	$(0.34)

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2025	2024	2023
Shares related to stock plan activity	3,786	7,206	8,442
Shares related to convertible senior notes	2,069	9,234	—
Total common stock equivalents	5,855	16,440	8,442

Note 5. Cash and Cash Equivalents, and Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value (in thousands):

	December 31, 2025
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$16,942	$—	$—	$16,942
Money market funds	Level 1	14,204	—	—	14,204
Total cash and cash equivalents		$31,146	$—	$—	$31,146
Short-term investments:
Corporate debt securities	Level 2	$41,549	$125	$—	$41,674
Long-term investments:
Corporate debt securities	Level 2	$12,290	$102	$—	$12,392

	December 31, 2024
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$28,716	$—	$—	$28,716
Money market funds	Level 1	132,759	—	—	132,759
Total cash and cash equivalents		$161,475	$—	$—	$161,475
Short-term investments:
Corporate debt securities	Level 2	$113,968	$157	$(29)	$114,096
U.S. treasury securities	Level 1	40,162	—	(9)	40,153
Total short-term investments		$154,130	$157	$(38)	$154,249
Long-term investments:
Corporate debt securities	Level 2	$133,516	$736	$(78)	$134,174
U.S. treasury securities	Level 1	78,405	97	(26)	78,476
Total long-term investments		$211,921	$833	$(104)	$212,650

During the years ended December 31, 2025, 2024 and 2023, we did not recognize any losses on our investments due to credit related factors.

The following table presents the realized gain and loss related to the sale of our investments (in thousands):

	Years Ended December 31,
	2025	2024	2023
Realized gain	$813	$16	$346
Realized loss	(61)	(43)	(2,452)
Total realized gain (loss)	$752	$(27)	$(2,106)

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity (in thousands):

	December 31, 2025
	Adjusted Cost	Fair Value
Due within one year	$41,549	$41,674
Due after one year through three years	12,290	12,392
Investments not due at a single maturity date	14,204	14,204
Total	$68,043	$68,270

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Equity Investment

In July 2022, we completed an equity investment of $6.0 million in Knack Technologies, Inc. (Knack), a privately held U.S. based peer-to-peer tutoring platform for higher education institutions. We do not have the ability to exercise significant influence over Knack's operating and financial policies and have elected to account for our investment at cost as it does not have a readily determinable fair value. During the year ended December 31, 2025, we recorded a $6.0 million impairment charge on our investment in Knack included within general and administrative expense on our consolidated statements of operations. Our impairment assessment was the result of changes in our rights as an investor and uncertainty around Knack's ability to support their future operations.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2026 notes. The estimated fair value was determined based on the trading price as of the last day of trading for the period and we consider it to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of December 31, 2025 and 2024 was $45.0 million and $105.8 million, respectively. For further information on the 2026 notes refer to "Note 8. Convertible Senior Notes.”

Note 6. Property and Equipment, Net

The following table presents our property and equipment, net balances (in thousands):

	December 31,
	2025	2024
Content	$351,416	$381,629
Internal-use software and website development	42,677	67,612
Leasehold improvements	2,827	8,207
Furniture and fixtures	1,127	3,346
Computer and equipment	1,949	2,953
Property and equipment	399,996	463,747
Less accumulated depreciation	(284,828)	(293,099)
Property and equipment, net	$115,168	$170,648

Depreciation expense during the years ended December 31, 2025, 2024, and 2023 was $74.3 million, $68.3 million, and $105.3 million, respectively.

During the year ended December 31, 2025, we streamlined our product experiences. As a result, we elected to abandon certain content and internal-use software assets and recorded charges of $18.2 million, consisting of $16.2 million of accelerated depreciation expense classified as cost of revenues on our consolidated statements of operations and $2.0 million of impairment of in-progress internal-use software assets classified as impairment expense on our consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of our goodwill balance (in thousands):

December 31, 2024
Beginning balance	$631,995
Impairment expense	(635,391)
Foreign currency translation adjustment	3,396
Ending balance	$—

As of December 31, 2024, the carrying amount of goodwill was fully impaired. In September 2024 and June 2024, in consideration of the sustained decline in our stock price, industry developments, and our financial performance, we evaluated our current operating performance. Accordingly, we determined that there were indicators of impairment and a quantitative assessment was necessary. In the quantitative assessment, we estimated the fair value of our reporting unit utilizing an income approach, based on the present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the weighted average cost of capital, growth rates, and amount and timing of expected future cash flows. As a result of the quantitative assessment, we determined that goodwill was impaired as the fair value of our reporting unit was less than the carrying value. As such, during the year ended December 31, 2024, we recorded impairment expense of $635.4 million equal to the excess of the carrying value of our reporting unit over the estimated fair value, limited to the remaining balance of goodwill, which was classified as impairment expense on our consolidated statements of operations.

Intangible Assets

The following table presents our intangible assets balances (in thousands, except weighted-average amortization period):

	December 31, 2025
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(67,335)	$(29,369)	$(3,958)	$6,041
Content libraries	60	12,230	(12,230)	—	—	—
Customer lists	35	34,190	(32,892)	—	(1,298)	—
Trade and domain names	52	16,213	(13,343)	(2,493)	(377)	—
Total intangible assets	67	$169,336	$(125,800)	$(31,862)	$(5,633)	$6,041

	December 31, 2024
	Weighted-Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount
Developed technologies	80	$106,703	$(63,029)	$(29,369)	$(3,958)	$10,347
Content libraries	60	12,230	(12,230)	—	—	—
Customer lists	35	34,190	(32,892)	—	(1,298)	—
Trade and domain names	52	16,213	(13,343)	(2,493)	(377)	—
Total intangible assets	67	$169,336	$(121,494)	$(31,862)	$(5,633)	$10,347

During the years ended December 31, 2025, 2024 and 2023, intangible assets amortization expense was $4.3 million, $10.0 million and $24.4 million, respectively.

In conjunction with our goodwill impairment analysis in June 2024, we determined that there were indicators of impairment for our Busuu intangible assets and a recoverability test was necessary. In the recoverability test, we determined that the expected future undiscounted cash flows for the asset group were not sufficient to recover the carrying value. We then proceeded in estimating the fair value of the asset group utilizing the income approach, based on a present value of future discounted cash flows, which is classified as Level 3 in the fair value hierarchy. Significant estimates used to determine fair value include the growth rates and amount and timing of expected future cash flows. As a result of the impairment test, we determined the asset group was impaired and recorded a $31.9 million impairment expense related to the intangible assets during the year ended December 31, 2024, which was classified as impairment expense on our consolidated statements of operations.

The following table presents the estimated future intangible assets amortization expense (in thousands):

December 31, 2025
2026	3,831
2027	1,776
2028	407
2029	27
Total	$6,041

Note 8. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. As of December 31, 2025, the total principal amount of 2026 notes outstanding was $53.9 million and 9,297,800 shares remained underlying the 2026 notes.

In March/April 2019, we issued $800 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (2025 notes). The 2025 notes matured on March 15, 2025 and we paid $358.9 million to repay the outstanding 2025 notes which was classified as a financing activity on our consolidated statements of cash flows.

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. As of December 31, 2025, the circumstances allowing holders of the 2026 notes to convert were not met. On or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity dates, holders may convert their notes at any time, regardless of the circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election. As of December 31, 2025, the 2026 notes were classified as a current liability on our consolidated balance sheets as they will be convertible at the option of the holders at any time beginning June 1, 2026 and will mature on September 1, 2026, both of which are within the next twelve months.

In December 2025, in connection with our securities repurchase program, we extinguished $8.9 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for a total consideration of $8.3 million, which was paid to the holders in cash. We also incurred an immaterial amount of fees resulting in a total reacquisition price of $8.4 million. The carrying amount of the extinguished notes was $8.8 million resulting in a $0.5 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding.

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

The following table presents the net carrying amount of the notes (in thousands):

	December 31, 2025		December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal amount	$53,860	$—	$127,906	$358,914
Unamortized issuance costs	(95)	—	(562)	(309)
Net carrying amount	$53,765	$—	$127,344	$358,605

The following table presents the total interest expense recognized related to the notes (in thousands):

	Years Ended December 31,
	2025	2024	2023
2026 notes:
Contractual interest expense	$—	$—	$—
Amortization of issuance costs	192	620	1,035
Total 2026 notes interest expense	$192	$620	$1,035
2025 notes:
Contractual interest expense	$90	$443	$621
Amortization of issuance costs	308	1,527	2,121
Total 2025 notes interest expense	$398	$1,970	$2,742

Capped Call Transactions

Concurrently with the offering of the 2026 notes, we used $103.4 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of December 31, 2025, cover 9,297,800 shares of our common stock for the 2026 notes. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 9. Leases

Our operating lease commitments are related to our corporate offices. As of December 31, 2025 and 2024, we had operating lease ROU assets of $13.2 million and $22.3 million, respectively, and operating lease liabilities of $19.5 million and $24.1 million, respectively. As of December 31, 2025 and 2024, our weighted average remaining lease term in years was 5.9 and 6.3, respectively, and our weighted average discount rate was 6.0% and 5.6%, respectively.

In connection with the May 2025 and October 2025 restructuring plans, we announced the closure of our Santa Clara and Portland offices. As a result, during the year ended December 31, 2025, we recorded a full impairment of $7.3 million, consisting of $6.4 million impairment of ROU assets and $0.9 million impairment of leasehold improvements, which was classified as general and administrative expense on our consolidated statements of operations. Our intent and ability to sublease the offices as well as the local market conditions were factored in when measuring the amount of impairment. For further information on the May 2025 and October 2025 restructuring plans, see “Note 15. Restructuring Charges.”

During the year ended December 31, 2025, we obtained $1.6 million of ROU assets in exchange for lease liabilities primarily due to the commencement of a two year operating lease for a corporate office space in the United Kingdom.

During the years ended December 31, 2025, 2024 and 2023, operating lease expense, net of immaterial sublease income, was $4.9 million, $7.5 million and $7.6 million, respectively. During the years ended December 31, 2025, 2024 and 2023, variable lease cost and short-term lease cost were immaterial.

The following table presents the future minimum lease payments and reconciliation to total operating lease liabilities (in thousands):

December 31, 2025
2026	$4,795
2027	4,393
2028	3,439
2029	1,867
2030	2,163
Thereafter	5,854
Total future minimum lease payments	22,511
Less imputed interest	(3,027)
Total operating lease liabilities	$19,484

Note 10. Commitments and Contingencies

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

On March 1, 2023, Plaintiff Shiva Stein, derivatively on behalf of Chegg, filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0244-NAC) asserting breach of fiduciary duty, unjust enrichment, and waste of corporate asset claims against members of Chegg’s Board and certain Chegg officers. On January 20, 2026, the Court entered an Order dismissing this matter without prejudice pursuant to a stipulation of the parties.

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”). JPMC seeks such repayment pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC has alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. Although the Company is not alleged to have made or participated in any of the allegedly false or fraudulent statements, it is pursuing resolution with JPMC of JPMC's claims related to the Support Agreement.

On March 30, 2022, Joseph Robinson, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws and breaches of fiduciary duties. On February 22, 2023, Plaintiff filed an Amended Shareholder Derivative Complaint. This matter has been consolidated with Choi, below. Effective March 4, 2026, Chegg entered into a Settlement Agreement with the Plaintiffs (including Robinson and Choi). Pursuant to the Settlement Agreement, Plaintiffs released their claims, and Chegg agreed to certain governance changes and that Chegg or our insurance carrier will pay the fees of Plaintiffs’ counsel. Chegg’s insurance carrier agreed that it will make the payment to Plaintiffs.

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On February 22, 2023, Plaintiff filed an Amended Shareholder Derivative Complaint. This matter has been consolidated with Robinson, above. Effective March 4, 2026, Chegg entered into a Settlement Agreement with the Plaintiffs (including Robinson and Choi). Pursuant to the Settlement Agreement, Plaintiffs released their claims, and Chegg agreed to certain governance changes and that Chegg or our insurance carrier will pay the fees of Plaintiffs’ counsel. Chegg’s insurance carrier agreed that it will make the payment to Plaintiffs.

On December 22, 2021, Steven Leventhal, individually and on behalf of all others similarly situated, filed a purported securities fraud class action on behalf of all purchasers of Chegg common stock between May 5, 2020 and November 1, 2021, inclusive, against Chegg and certain of its current and former officers in the United States District Court for the Northern District of California (Case No. 5:21-cv-09953), alleging that Chegg and several of its officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the Exchange Act). On September 7, 2022, KBC Asset Management and The Pompano Beach Police & Firefighters Retirement System were appointed as lead plaintiff in the case. On December 8, 2022, Plaintiff filed his Amended Complaint seeking unspecified compensatory damages, costs, and expenses, including counsel and expert fees. On September 26, 2024, the parties participated in an in-person mediation and reached a settlement in principle to pay $55.0 million wherein the Company denies any and all allegations of fault, liability, wrongdoing, or damages. On November 6, 2024, Plaintiffs filed a motion for preliminary approval of the settlement. The Court held a final approval hearing on April 24, 2025 and issued its final order approving of the settlement on May 21, 2025. The Court entered its Final Judgment and Order of Dismissal on June 20, 2025. This matter was fully concluded with entry of a Court order on November 18, 2025 to disburse final funds. As such, as of December 31, 2025, we have relieved the $55.0 million contingent liability previously included within accrued liabilities on our consolidated balance sheets and expected insurance loss recoveries, previously included within other current assets on our consolidated balance sheets.

We also cooperated with the FTC with respect to another CID (the "ROSCA CID") relating to our compliance with the Federal Trade Commission Act and the ROSCA. The investigation concerned certain of our practices related to online transactions and consumer cancellation options. On September 28, 2025 a federal district court entered a settlement agreement between us and the FTC in connection with the ROSCA CID that contains injunctive provisions and a monetary component of $7.5 million, which we have paid. The Court entered its Order approving the parties Stipulated Order for Permanent Injunction, Monetary Judgment, and Other Relief on September 18, 2025 and resolving the matter. As such, we recognized a loss contingency of $7.5 million within general and administrative expense on our consolidated statements of operations during the year ended December 31, 2025.

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. Related to the above matters, as of December 31, 2025, the net impact of contingent liabilities less the related insurance loss recovery is $7.0 million. For those matters upon which we have sufficient insurance coverage, we have recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of December 31, 2025 and 2024.

Note 12. Common Stock

We are authorized to issue 400 million shares of our common stock, with a par value per share of $0.001. The following table presents the shares of our common stock we have reserved for future issuance:

December 31, 2025
Outstanding RSUs and PSUs	10,041,008
Shares available for grant under the Amended 2023 Equity Incentive Plan	6,606,932
Shares available for issuance under the Amended and Restated 2013 Employee Stock Purchase Plan	2,195,773
Shares available for grant under the 2023 Equity Inducement Plan	1,575,489
Outstanding stock options	58,175
Total common shares reserved for future issuance	20,477,377

Stock Plans

Amended 2023 Equity Incentive Plan

On April 7, 2023, our Board adopted our 2023 Equity Incentive Plan (the “2023 EIP”), which was subsequently approved by our stockholders and became effective on June 7, 2023, replacing our 2013 Equity Incentive Plan (the “2013 Plan”). On the effective date of the 2023 EIP, 12,000,000 shares of our common stock were reserved for issuance. On June 6, 2023, the date on which the 2013 Plan expired, all remaining shares available for grant under the 2013 Plan were cancelled, and we will not make any additional grants under the 2013 Plan. In addition, any shares subject to awards, including shares subject to awards granted under the 2013 Plan that were outstanding on June 7, 2023, that are cancelled, forfeited, repurchased, expire by their terms without shares being issued, are used to pay the exercise price of an option or stock appreciation right or withheld to satisfy the tax withholding obligations related to any award, will be returned to the pool of shares available for grant and issuance under the 2023 EIP. On April 17, 2025, our Board adopted an amendment to the 2023 EIP, which was subsequently approved by our stockholders and became effective on June 4, 2025. The amendment to the 2023 EIP increased our common stock reserved for issuance under the Plan by 5,000,000 shares. The 2023 EIP permits the granting of incentive stock options, non-qualified stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards. The 2023 EIP terminates on April 7, 2033. As of December 31, 2025, there were 6,606,932 shares available for grant under the 2023 EIP.

Amended and Restated 2013 Employee Stock Purchase Plan

On April 7, 2023, our Board adopted our Amended and Restated 2013 Employee Stock Purchase Plan (the “A&R ESPP”), which was subsequently approved by our stockholders and became effective on June 7, 2023. The A&R ESPP permits eligible employees to purchase shares of our common stock by accumulating funds through periodic payroll deductions. The A&R ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the A&R ESPP, eligible employees will be granted an option to purchase shares of our common stock at a 15% discount to the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last day of each purchase period in the applicable offering period. The Compensation Committee of our Board shall determine the duration and commencement date of each offering period, provided that an offering period shall in no event be longer than twenty-seven (27) months, except as otherwise provided by an applicable sub-plan. Upon approval of the A&R ESPP, the available share pool under our existing 2013 Employee Stock Purchase Plan was reduced, and we have reserved 4,000,000 shares of our common stock under the A&R ESPP. As of December 31, 2025, there were 2,195,773 shares of common stock available for future issuance under the A&R ESPP.

2023 Equity Inducement Plan

On October 11, 2023, our Board approved and adopted our 2023 Equity Inducement Plan (the “2023 EINP”). On the effective date of the 2023 EINP, 2,000,000 shares of our common stock were reserved for issuance and as of December 31, 2025, there were 1,575,489 shares of common stock available for future issuance. The 2023 EINP permits the granting of non-qualified stock options and restricted stock unit awards. The 2023 EINP terminates on the later of (i) October 11, 2033 or (ii) ten years from the last date that additional shares are added to the EINP by the Compensation Committee of our Board.

Note 13. Stockholders' Equity

Share Repurchases

During the year ended December 31, 2025, we had no cash repurchases of our common stock.

During the year ended December 31, 2024, we received a total of 2,115,952 shares of our common stock related to the final delivery of our November 2023 accelerated share repurchase (ASR) agreement, which were retired immediately. The November 2023 ASR settled, and we were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement.

During the year ended December 31, 2023, we repurchased a total of 26,505,979 shares of our common stock, which included the initial delivery of 13,498,313 shares from our November 2023 ASR, 3,433,157 shares from open market transactions in June 2023, and the total delivery of 9,574,509 shares from our February 2023 ASR, all of which were retired immediately.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$503	$1,786	$2,256
Research and development	6,812	28,044	44,103
Sales and marketing	2,174	7,466	9,524
General and administrative	22,375	47,318	77,619
Total share-based compensation expense	$31,864	$84,614	$133,502

During the years ended December 31, 2025, 2024 and 2023, we capitalized share-based compensation expense of $1.0 million, $4.9 million, and $3.3 million, respectively, which is included within property and equipment, net on our consolidated balance sheets. As of December 31, 2025, we had a total of approximately $10.6 million of unrecognized share-based compensation expense, related to unvested RSUs and PSUs, that is expected to be recognized over the remaining weighted average period of 1.44.

PSUs with Financial and Strategic Performance Targets

In June 2024 and March 2023 we granted PSUs to certain executives. The PSUs entitle the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance targets. Based on the achievement of the performance conditions for the June 2024 and March 2023 PSUs, the final settlement partially met the target threshold, based on a specified objective formula approved by the Compensation Committee of the Board. The June 2024 and March 2023 PSUs vest over either a one-year or three-year period. During the years ended December 31, 2024 and 2023, the number of shares underlying the June 2024 and March 2023 PSUs totaled 693,750 and 565,341, respectively, and each had a grant date fair value per share of $3.61 and $15.89, respectively.

2025 PSUs with Market-Based Conditions

In November 2025, we granted PSUs with market-based conditions to our CEO and CFO. The number of PSUs granted totaled 4,350,000 shares and had a weighted average grant date fair value of $0.62 per share. There are four tranches for the PSUs with 1,087,500 shares underlying each tranche. Each tranche requires the volume-weighted average per share price of our common stock for a period of 60 consecutive trading days to reach $1.88, $2.19, $2.50 or $2.81, respectively, for achievement. No payout will be made for performance below the first performance goal of $1.88. These PSUs have a performance period of three years and will vest based on achievement of the performance goals underlying each tranche with the initial vesting to occur in April 2027 for any of the tranches achieved at that date and final vesting occurring in October 2028 for any of the tranches not previously achieved, subject to continued service over the requisite period. As of December 31, 2025, the market-based conditions have not been met.

Fair Value of 2025 PSUs with Market-Based Conditions

We estimate the fair value of the PSUs using a Monte Carlo simulation approach, which utilizes the fair value of our common stock based on an active market and requires input on the following subjective assumptions:

Expected Term. The expected term is from the grant date to the end of the performance period.
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

The following table presents the key assumptions used to determine the fair value of the awards:

Expected term (years)	2.95
Expected volatility	80.62%
Expected dividends	—%
Risk-free interest rate	3.57%
Weighted-average grant-date fair value per share	$0.62

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

The following table presents the key assumptions used to determine the fair value of rights granted under the ESPP:

	Years Ended December 31,
	2025	2024	2023
Expected term (years)	0.50	0.50	0.50
Expected volatility	105.68% - 122.96%	60.95% - 85.39%	55.79% - 109.39%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.81% - 4.29%	4.44% - 5.40%	5.24% - 5.41%
Weighted-average grant-date fair value per share	$0.44	$0.90	$3.62

Stockholder's Equity Activity

RSU and PSU Activity

	Number of RSUs and PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	7,386,965	$10.58
Granted	13,335,528	1.11
Released	(7,931,184)	5.47
Forfeited	(2,750,301)	12.06
Balance at December 31, 2025	10,041,008	$1.56

The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended December 31, 2025, 2024, and 2023 was $1.11, $4.24, and $14.58, respectively. The total fair value of RSUs and PSUs vested as of the vesting dates during the years ended December 31, 2025, 2024, and 2023 was $7.9 million, $26.1 million, and $45.3 million, respectively.

ESPP Activity

There were 811,545, 859,302 and 454,533 shares purchased during the years ended December 31, 2025, 2024 and 2023, respectively, at an average price per share of $0.72, $3.05 and $8.10, respectively, with cash proceeds from the issuance of shares of $0.6 million, $2.6 million and $3.7 million, respectively. Share-based compensation expense related to ESPP was $0.4 million, $1.5 million, and $2.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Option Activity

	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	182,076	$5.74	1.17	$—
Forfeited	(123,901)	6.09
Balance at December 31, 2025	58,175	$5.00	0.42	$—

We did not grant any stock options during the years ended December 31, 2025, 2024, and 2023. There were no stock options exercised during the years ended December 31, 2025 and 2024 and the total intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.2 million.

Note 14. Income Taxes

During the years ended December 31, 2025, 2024, and 2023, we recorded a provision for income taxes of $3.3 million, $148.7 million, and $32.1 million, respectively. The provision for income taxes during the years ended December 31, 2025, 2024, and 2023 was primarily due to the foreign income taxes, the establishment of a valuation allowance against our United States federal and state deferred tax assets, and the federal and state income taxes in the United States largely driven by shortfall associated with equity compensation, respectively.

The following table presents our provision for income taxes (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$372	$(234)	$(2,460)
State	257	(1,128)	(3,064)
Foreign	(2,560)	(4,021)	(33)
Total current provision for income taxes	(1,931)	(5,383)	(5,557)

Deferred income taxes:
Federal	—	(122,057)	(26,210)
State	—	(17,558)	(1,634)
Foreign	(1,348)	(3,704)	1,269
Total deferred provision for income taxes	(1,348)	(143,319)	(26,575)
Total provision for income taxes	$(3,279)	$(148,702)	$(32,132)

The following table presents our (loss) income before provision for income taxes (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$(91,155)	$(297,183)	$61,152
Foreign	(8,987)	(391,183)	(10,840)
Total (loss) income before provision for income taxes	$(100,142)	$(688,366)	$50,312

We adopted ASU 2023-09 on January 1, 2025 under the prospective method. The following table presents the required disclosures subsequent to our adoption for the differences between our provision for income taxes as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate as a percentage and amount of (loss) income before provision for income taxes (in thousands, except percentages):

	Year Ended December 31, 2025
	Dollars	Percent
U.S. federal statutory tax rate	$21,031	21.0%
State and local income taxes, net of federal income tax effect(1)	304	0.3
Foreign tax effects
India
Withholding tax	(1,641)	(1.6)
United Kingdom
Change in valuation allowance	(3,391)	(3.4)
Other	(357)	(0.4)
Other foreign jurisdictions	(2,083)	(2.1)
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Foreign branch loss	3,934	3.9
Tax credits	—	—
Change in valuation allowance	(12,937)	(12.9)
Nontaxable or nondeductible Items
Share-based payment awards	(8,414)	(8.4)
Other	275	0.3
Change in unrecognized tax benefits	—	—
Other adjustments	—	—
Effective tax rate	$(3,279)	(3.3)%
_____________________________________________________
(1) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and presents the differences between our provision for income taxes as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate as a percentage of (loss) income before provision for income taxes (in percentages):

	Years Ended December 31,
	2024	2023
Income tax at U.S. statutory rate	21.0%	21.0%
State, net of federal benefit	2.9	11.6
Taxes on foreign earnings	1.7	0.7
Share-based compensation	(2.5)	39.3
Non-deductible expenses	—	(2.5)
Effect of flow-through entities	12.5	—
Goodwill impairment	(17.1)	—
Tax credits	—	0.8
Change in valuation allowance	(40.1)	4.2
Settlement of unrecognized tax benefits	—	(8.0)
Foreign-derived intangible income	0.1	(5.2)
Other	(0.1)	2.0
Total	(21.6)%	63.9%

The following table presents the required disclosures subsequent to our adoption of ASU 2023-09 for cash paid for income taxes, net of refunds received, by jurisdiction (in thousands):

Year Ended December 31, 2025
Federal	$—
State	95
Foreign
India	3,201
Spain	1,317
Other foreign jurisdictions	(24)
Total cash paid for income taxes, net of refunds	$4,589

The following table presents a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Research and experimental expenditures capitalization	$82,418	$102,382
Net operating loss and credits carryforwards	112,376	80,413
Accrued expenses and reserves	31,973	25,039
Share-based compensation	455	3,414
Convertible senior notes	161	1,790
Goodwill	81,814	89,583
Property and equipment and intangible assets	26,193	15,947
Gross deferred tax assets	335,390	318,568
Valuation allowance	(325,401)	(307,985)
Total deferred tax assets	$9,989	$10,583

Deferred tax liabilities:
Other	$(10,235)	$(11,396)

Net deferred tax liability	$(246)	$(812)

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. During the years ended December 31, 2025, 2024, and 2023, the valuation allowance increased by $17.4 million, $267.8 million, and $4.0 million, respectively. We regularly assess the need for a valuation allowance against our deferred tax assets. In performing our assessment, we consider both positive and negative evidence related to the likelihood of realizing our deferred tax assets. During the second quarter of 2024, we determined that it is more likely than not that the deferred tax benefit will not be realized due to the available negative evidence outweighing the positive evidence, primarily resulting from the cumulative loss influenced by the impairment expense recorded.

Our earnings in India continue to not be permanently reinvested and we've recorded cumulative tax liabilities that would be incurred upon repatriation of such earnings of $6.2 million through December 31, 2025. During the years ended December 31, 2025 and 2024, our subsidiary in India distributed $10.8 million and $23.0 million, respectively, to the United States, resulting in a remittance in withholding tax of $1.6 million and $3.5 million, respectively, which was included within cash flows from financing activities on our consolidated statements of cash flows. As of December 31, 2025, the net tax expense accrued related to future repatriation of earnings is $1.1 million. The determination of the future tax consequences of the remittance of these earnings is not practicable. For our remaining foreign subsidiaries, to the extent we can repatriate cash with no significant tax cost, we have determined those earnings are not permanently reinvested. All other earnings have been determined to be permanently reinvested.

As of December 31, 2025, we had net operating loss carryforwards for federal and state income tax purposes of approximately $243 million and $288 million, respectively, which will begin to expire in years beginning 2030 and 2026, respectively. We also had net operating loss carryforwards for United Kingdom income tax purposes of approximately $144 million, which do not expire.

As of December 31, 2025, we had tax credit carryforwards for federal and state income tax purposes of $13.6 million and $18.1 million, respectively. The federal credits expire in various years beginning in 2038. The state credits do not expire.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025, there are no accrued interest and penalties related to uncertain tax positions.

We file tax returns in U.S. federal, state, and certain foreign jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through tax year 2025 remain subject to examination by the U.S. federal and some state authorities. Foreign jurisdictions remain subject to examination up to approximately five years from the filing date, depending on the jurisdiction. United Kingdom income tax remains subject to examination by the HM Revenue & Custom for all tax years due to net operating loss and credits carryforwards.

The following table presents the reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$12,708	$12,400	$16,953
Increase in tax positions for prior years	—	13	—
Decrease in tax positions for prior years	(130)	—	(131)
Decrease in tax positions for prior year settlement	—	—	(4,703)
Increase in tax positions for current year	164	295	281
Ending balance	$12,742	$12,708	$12,400

As of December 31, 2025, the unrecognized tax benefits of $12.7 million would not affect the effective tax rate, if recognized. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We believe that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

Note 15. Restructuring Charges

October 2025 Restructuring Plan

In October 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of December 31, 2025, we recorded $17.9 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statements of operations based on employees' job function, and facility exit costs related to the closure of our Santa Clara office, which were classified general and administrative operating expenses on our consolidated statements of operations. The restructuring liability is primarily included within accrued liabilities on our consolidated balance sheets. We estimate we will incur between $2 million and $3 million of additional restructuring charges over the next fiscal quarter and we expect the plan to be substantially completed by the end of fiscal year 2028.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

	Year Ended December 31, 2025
	One-Time Termination Benefits	Facility Exit Costs	Total
Beginning balance	$—	$—	$—
Restructuring charges	16,129	1,742	17,871
Restructuring payments	(7,931)	(48)	(7,979)
Ending balance	$8,198	$1,694	$9,892

May 2025 Restructuring Plan

In May 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of December 31, 2025, we recorded $30.2 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the second quarter of the fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Year Ended December 31, 2025
Beginning balance	$—
Restructuring charges	30,184
Restructuring payments	(23,921)
Ending balance	$6,263

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of December 31, 2025, we recorded $17.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the by the first quarter of the fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Year Ended December 31, 2025
Beginning balance	$3,915
Restructuring charges	2,458
Restructuring payments	(6,235)
Ending balance	$138

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of December 31, 2025, we recorded $11.0 million of restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Year Ended December 31, 2025
Beginning balance	$3,395
Restructuring charges	1,026
Restructuring payments	(3,964)
Ending balance	$457

Note 16. Consolidated Balance Sheets Details

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Insurance loss recovery	$1,190	$55,000
Restricted cash	575	956
Other	15,092	25,138
Other current assets	$16,857	$81,094

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Restructuring liability	$15,592	$7,310
Taxes payable	11,331	11,319
Loss contingency	8,190	62,000
Current operating lease liabilities	4,279	5,625
Other	14,857	29,106
Accrued liabilities	$54,249	$115,360

Note 17. Consolidated Statements of Operations Details

The following table presents the details of other income, net (in thousands):

	Years Ended December 31,
	2025	2024	2023
Gain on early extinguishment of debt(1)	$7,838	$19,515	$85,926
Interest income	8,815	28,050	37,411
Realized gain (loss) on sale of investments(2)	752	(27)	(2,106)
Gain on sale of equity investment	—	3,783	—
Other	(101)	11	579
Total other income, net	$17,304	$51,332	$121,810
_____________________________________________________
(1) For further information, see “Note 8. Convertible Senior Notes.”
(2) For further information, see “Note 5. Cash and Cash Equivalents, and Investments and Fair Value Measurements.”

Note 18. Employee Benefit Plan

We sponsor a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by us are discretionary and participants may contribute, on a pretax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the IRC. During the years ended December 31, 2025, 2024, and 2023, matching contributions totaled $2.7 million, $4.6 million and $4.9 million, respectively.

Note 19. Segment Information

Our chief operating decision maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Our chief operating decision maker uses net (loss) income in assessing performance and determining how to allocate resources and is regularly provided with cost of revenues, paid marketing expenses, and consolidated operating expenses when reviewing financial information as part of the annual budgeting and forecasting process as well as the review over quarterly budget to actual variances. Asset information is not regularly provided to our chief operating decision maker.

The following table presents information about our significant segment expenses and includes a reconciliation to net (loss) income (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net revenues	$376,908	$617,574	$716,295
Less:
Cost of revenues	152,151	180,927	225,941
Research and development	93,453	170,431	191,705
Paid marketing expenses(1)	33,275	55,381	57,351
Other sales and marketing(2)	35,479	52,948	69,240
General and administrative	177,406	217,756	236,183
Impairment expense	2,000	677,239	3,600
Total segment expenses	493,764	1,354,682	784,020
Other segment items(3)	13,435	(99,960)	85,905
Net (loss) income	$(103,421)	$(837,068)	$18,180
_____________________________________________________
(1)Paid marketing expenses consist primarily of online advertising and marketing promotional expenditures.
(2)Other sales and marketing primarily consists of employee-related expenses, including share-based compensation expense, and depreciation and amortization expenses.
(3)Other segment items consist of all interest expense, other income, and provision for income taxes.

The following table presents our total net revenues for our Chegg Skilling and Academic Services product lines (in thousands):

	Years Ended December 31,
	2025	2024	2023
Chegg Skilling	$68,654	$73,959	$76,812
Academic Services	308,254	543,615	639,483
Total net revenues	$376,908	$617,574	$716,295

The following table presents our total net revenues by geographic area (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$320,291	$537,605	$616,359
International	56,617	79,969	99,936
Total net revenues	$376,908	$617,574	$716,295

The following table presents our long-lived assets by geographic area (in thousands):

	December 31,
	2025	2024
United States	$106,918	$172,483
India	12,907	16,274
Other international	8,531	4,147
Total long-lived assets	$128,356	$192,904

Note 20. Subsequent Event

On February 13, 2026, we entered into an individual, privately negotiated repurchase agreement with a holder of our outstanding 2026 notes to repurchase $20.0 million in aggregate principal amount of the 2026 notes for an aggregate cash repurchase price of $19.4 million (the “Notes Repurchase Transaction”). The Notes Repurchase Transaction was entered into in connection with our previously announced securities repurchase program and closed on February 20, 2026. Following the closing, $33.9 million aggregate principal amount of the 2026 notes remain outstanding and $122.4 million remain available under our securities repurchase program. The accounting for the Notes Repurchase Transaction is in process as of the issuance date of our consolidated financial statements and therefore we are unable to make any additional disclosures.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on these criteria. Additionally, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1 - Election of Directors,” “Committees of Our Board of Directors,” “Delinquent Section 16(a) Reports” and “Stockholder Proposals to Be Presented at the Next Annual Meeting.” The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Our Management.”

We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers, and our Board. The Code of Business Conduct and Ethics is available on our website at investor.chegg.com under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, any listing standards applicable to the Company, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to our 2024 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Executive Compensation,” “Director Compensation,” and “2025 Director Compensation Table.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Equity Plans,” and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including "Committees of our Board of Directors," “Independence of Directors,” and “Transactions with Related Parties, Founders and Control Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts (in thousands):

	Years Ended December 31, 2025, 2024, and 2023
	Balance at Beginning of Year	(Release) Provision for Bad Debts	Net Write-offs	Balance at End of Year
Accounts receivable allowance
2025	$190	$(3)	$(31)	$156
2024	376	(99)	(87)	190
2023	394	58	(76)	376

	Years Ended December 31, 2025, 2024, and 2023
	Balance at Beginning of Year	Provision for Refunds	Refunds Issued	Balance at End of Year
Refund reserve
2025	$495	$9,373	$(9,503)	$365
2024	1,538	9,831	(10,874)	495
2023	1,499	9,724	(9,685)	1,538

All other financial statement schedules are omitted because they are not applicable, or the information is included in the Registrant’s consolidated financial statements or related notes.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/16	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	3/21/23	3.1
4.01	Form of Chegg, Inc.’s Common Stock Certificate	S-1/A	333-190616	10/01/13	4.01
4.02	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36180	2/20/20	4.04
4.03	Indenture dated March 26, 2019 between Chegg, Inc. and Wells Fargo Bank, National Association.	8-K	001-36180	3/26/19	4.1

4.04	Indenture dated August 21, 2020 between Chegg, Inc. and Wells Fargo Bank, National Association	8-K	001-36180	08/24/20	4.1
10.01*	2023 Equity Incentive Plan, and forms of agreements thereunder	8-K	001-36180	6/7/23	10.1
10.02*	Amended And Restated Chegg, Inc. 2013 Employee Stock Purchase Plan	8-K	001-36180	6/7/23	10.2
10.03*	2023 Equity Inducement Plan, and forms of agreements thereunder	S-8	001-36180	10/11/23	99.1
10.04*	Form of Indemnification Agreement entered into between Chegg, Inc. and each of its directors and executive officers	S-1/A	333-190616	10/01/13	10.01
10.05*	Chegg, Inc. Compensation Recovery Policy	10-K	001-36180	2/20/24	97.1
10.06*	Form of Agreement for Change-in-Control Severance Plan	10-Q	001-36180	7/29/19	10.03
10.07*	Chegg, Inc. Severance Plan and Summary Plan Description	8-K	001-36180	10/21/24	10.1
10.08*	Amendment No. 1 to the Chegg, Inc. 2023 Equity Incentive Plan	8-K	001-36180	6/6/25	10.1
10.09*	Transition and Separation Agreement, dated October 27, 2025, between the Company and Mr. Schultz	8-K	001-36180	10/27/25	10.1
10.10*	Offer Letter between David Longo and Chegg, Inc. dated December 1, 2021	10-K	001-36180	2/20/24	10.12
10.11*	Promotion Letter between David Longo and Chegg, Inc. dated February 16, 2024	10-K	001-36180	2/20/24	10.13
10.12*	Executive Chairman Agreement between Dan Rosensweig and Chegg, Inc. dated April 24, 2024	10-Q	001-36180	4/29/24	10.01
10.13*	Offer Letter, dated October 27, 2025, between the Company and Mr. Rosensweig	8-K	001-36180	10/27/25	10.2
10.14*	Increased Salary, Retention Bonus and Bonus Severance Terms Agreement between the Company and David Longo	8-K	001-36180	11/20/25	10.1
10.15	Form of Base Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.1
10.16	Form of Additional Capped Call Transaction Confirmation (2026 notes)	8-K	001-36180	8/24/20	99.2
19.1	Insider Trading Policy	10-K	001-36180	2/24/25	19.1
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page hereto)					X
31.01	Certification of Dan Rosensweig, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit)	X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
March 9, 2026	By:	/S/ DAN ROSENSWEIG
Dan Rosensweig
Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Dan Rosensweig and David Longo, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DAN ROSENSWEIG	Chief Executive Officer and Executive Chairman	March 9, 2026
Dan Rosensweig	(Principal Executive Officer)

/S/ DAVID LONGO	Chief Financial Officer	March 9, 2026
David Longo	(Principal Financial Officer and Principal Accounting Officer)

/S/ RENEE BUDIG	Director	March 9, 2026
Renee Budig

Director
Marne Levine

/S/ MARCELA MARTIN	Director	March 9, 2026
Marcela Martin

/S/ TED SCHLEIN	Director	March 9, 2026
Ted Schlein