Form 10-Q
period 2026-03-31
CHEGG, INC
filed 2026-05-11
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
San Francisco, CA, 94114
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of May 4, 2026, the Registrant had 111,958,838 outstanding shares of Common Stock.

Unless the context requires otherwise, the words “we,” “us,” “our,” “Company” and “Chegg” refer to Chegg, Inc. and its subsidiaries taken as a whole.

Chegg, Chegg.com, Chegg Study, Chegg Study Pack, Chegg Writing, Chegg Math, and the Chegg “C” logo are some of our trademarks used in this Quarterly Report on Form 10-Q. Solely for convenience, our trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. Other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations are forward-looking statements. The words “believe,” “may,” “will,” “would,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “endeavor,” “expect,” “plan to,” “if,” “future,” “likely,” “potentially,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the risks described under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$33,526	$31,146
Short-term investments	32,388	41,674
Accounts receivable, net of allowance of $167 and $156 at March 31, 2026 and December 31, 2025, respectively	17,795	15,604
Prepaid expenses	12,128	16,331
Other current assets	14,948	16,857
Total current assets	110,785	121,612
Long-term investments	1,984	12,392
Property and equipment, net	105,127	115,168
Intangible assets, net	4,964	6,041
Right of use assets	12,113	13,188
Other assets	9,129	9,613
Total assets	$244,102	$278,014
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,081	$3,258
Deferred revenue	28,753	29,675
Accrued liabilities	37,285	54,249
Current portion of convertible senior notes, net	33,822	53,765
Total current liabilities	106,941	140,947
Long-term liabilities
Long-term operating lease liabilities	13,677	15,205
Other long-term liabilities	2,341	2,239
Total long-term liabilities	16,018	17,444
Total liabilities	122,959	158,391
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 111,841,854 and 110,985,562 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	112	111
Additional paid-in capital	1,147,586	1,145,371
Accumulated other comprehensive loss	(33,921)	(32,997)
Accumulated deficit	(992,634)	(992,862)
Total stockholders' equity	121,143	119,623
Total liabilities and stockholders' equity	$244,102	$278,014
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenues	$63,262	$121,387
Cost of revenues	25,374	53,973
Gross profit	37,888	67,414
Operating expenses:
Research and development	9,139	29,428
Sales and marketing	10,606	25,614
General and administrative	19,180	39,374
Impairment expense	—	2,000
Total operating expenses	38,925	96,416
Loss from operations	(1,037)	(29,002)
Interest expense, net and other income, net:
Interest expense, net	(31)	(467)
Other income, net	1,156	12,997
Total interest expense, net and other income, net	1,125	12,530
Income (loss) before benefit from (provision for) income taxes	88	(16,472)
Benefit from (provision for) income taxes	140	(1,012)
Net income (loss)	$228	$(17,484)
Net income (loss) per share
Basic	$—	$(0.17)
Diluted	$—	$(0.17)
Weighted average shares used to compute net income (loss) per share
Basic	111,726	105,159
Diluted	112,130	105,159
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$228	$(17,484)
Other comprehensive loss
Change in net unrealized loss on investments	(260)	(523)
Change in foreign currency translation adjustments	(664)	(491)
Other comprehensive loss	(924)	(1,014)
Total comprehensive loss	$(696)	$(18,498)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2025	110,986	$111	$1,145,371	$(32,997)	$(992,862)	$119,623
Net share settlement of equity awards	856	1	(597)	—	—	(596)
Share-based compensation expense	—	—	2,812	—	—	2,812
Other comprehensive loss	—	—	—	(924)	—	(924)
Net income	—	—	—	—	228	228
Balances at March 31, 2026	111,842	$112	$1,147,586	$(33,921)	$(992,634)	$121,143

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
Net share settlement of equity awards	497	—	(469)	—	—	(469)
Share-based compensation expense	—	—	11,657	—	—	11,657
Other comprehensive loss	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	(17,484)	(17,484)
Balances at March 31, 2025	105,377	$105	$1,125,738	$(33,247)	$(906,925)	$185,671
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$228	$(17,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	2,711	11,257
Depreciation and amortization expense	13,947	32,094
Deferred tax assets	(95)	15
Operating lease expense, net of accretion	545	1,089
Amortization of debt issuance costs	31	377
Loss from write-offs of property and equipment	49	2,287
Gain on early extinguishment of debt	(523)	(7,360)
Realized gain on sale of investments	(5)	(752)
Other non-cash items	(159)	(28)
Change in assets and liabilities:
Accounts receivable	(2,338)	(4,693)
Prepaid expenses and other current assets	6,018	5,880
Other assets	(268)	518
Accounts payable	3,599	1,535
Deferred revenue	(608)	5,437
Accrued liabilities	(18,186)	(4,894)
Other liabilities	(841)	(752)
Net cash provided by operating activities	4,105	24,526
Cash flows from investing activities
Purchases of property and equipment	(1,042)	(8,665)
Purchases of investments	—	(793)
Maturities of investments	13,477	103,214
Proceeds from sale of investments	5,679	181,158
Net cash provided by investing activities	18,114	274,914
Cash flows from financing activities
Payment of taxes related to the net share settlement of equity awards	(597)	(469)
Repayment of convertible senior notes	(19,450)	(416,492)
Net cash used in financing activities	(20,047)	(416,961)
Effect of exchange rate changes	(418)	218
Net increase (decrease) in cash, cash equivalents and restricted cash	1,754	(117,303)
Cash, cash equivalents and restricted cash, beginning of period	33,411	164,359
Cash, cash equivalents and restricted cash, end of period	$35,165	$47,056

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow data:
Cash paid during the period for:
Interest	$—	$224
Income taxes, net of refunds	$243	$1,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,359	$2,221
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$258
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$1,957	$4,265

	March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$33,526	$44,105
Restricted cash included in other current assets	—	1,036
Restricted cash included in other assets	1,639	1,915
Total cash, cash equivalents and restricted cash	$35,165	$47,056
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2026 and our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2026 and 2025. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

We have a single operating and reportable segment and operating unit structure. The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report on Form 10-K) filed with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent liabilities. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill, intangible assets and long-lived assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the three months ended March 31, 2026 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses. ASU 2025-05 introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. Early adoption is permitted, and the guidance will be applied on a prospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We adopted ASU 2025-05 on January 1, 2026 and elected the practical expedient, which did not significantly impact our financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options. ASU 2024-04 improves the relevance and consistency in application of the induced conversion guidance requirements in ASC 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible, when the face value of the debt is settled in cash. Early adoption is permitted, and the guidance can be applied on either a prospective or retrospective basis. The guidance is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. We adopted ASU 2024-04 on January 1, 2026 on a prospective basis and applied the guidance to applicable transactions occurring after the adoption date including the partial repurchase of our convertible senior notes in February 2026. The adoption of this guidance did not have an effect on our financial position, results of operations or cash flows as the partial repurchase of the convertible senior notes should not be accounted for as an induced conversion as they did not contain a substantive conversion option as of the date of the repurchase.

Note 2. Revenues

Revenue Recognition

The following table presents our total net revenues for the periods shown disaggregated for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Chegg Skilling	$17,578	$16,135	$1,443	9%
Academic Services	45,684	105,252	(59,568)	(57)
Total net revenues	$63,262	$121,387	$(58,125)	(48)

During the three months ended March 31, 2026 and 2025, we recognized revenues of $18.0 million and $27.2 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	March 31, 2026	December 31, 2025	$	%
Accounts receivable, net	$17,795	$15,604	$2,191	14%
Contract assets	6,562	6,536	26	—
Deferred revenue	28,753	29,675	(922)	(3)

During the three months ended March 31, 2026 our accounts receivable, net balance increased by $2.2 million, or 14%, primarily due to amounts receivable from content licensing partially offset by higher cash collections. During the three months ended March 31, 2026, our contract assets and deferred revenue balances remained relatively flat.

Note 3. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic
Numerator:
Net income (loss)	$228	$(17,484)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	111,726	105,159

Net income (loss) per share, basic	$—	$(0.17)

Diluted
Numerator:
Net income (loss)	$228	$(17,484)
Convertible senior notes activity, net of tax	(370)	—
Net loss, diluted	$(142)	$(17,484)
Denominator:
Weighted average shares used to compute net income (loss) per share, basic	111,726	105,159
Shares related to convertible senior notes	404	—
Weighted average shares used to compute net income (loss) per share, diluted	112,130	105,159

Net income (loss) per share, diluted	$—	$(0.17)

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares related to stock plan activity	4,429	10,091
Shares related to convertible senior notes	—	6,620
Total common stock equivalents	4,429	16,711

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value (in thousands):

	March 31, 2026
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$15,477	$—	$—	$15,477
Money market funds	Level 1	18,049	—	—	18,049
Total cash and cash equivalents		$33,526	$—	$—	$33,526
Short-term investments:
Corporate debt securities	Level 2	$32,431	$42	$(85)	$32,388
Long-term investments:
Corporate debt securities	Level 2	$1,974	$10	$—	$1,984

	December 31, 2025
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$16,942	$—	$—	$16,942
Money market funds	Level 1	14,204	—	—	14,204
Total cash and cash equivalents		$31,146	$—	$—	$31,146
Short-term investments:
Corporate debt securities	Level 2	$41,549	$125	$—	$41,674
Long-term investments:
Corporate debt securities	Level 2	$12,290	$102	$—	$12,392

During the three months ended March 31, 2026 and 2025, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$32,431	$32,388
Due after one year through three years	1,974	1,984
Investments not due at a single maturity date	18,049	18,049
Total	$52,454	$52,421

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2026 notes. The estimated fair value was determined based on the trading price as of the last day of trading for the period and we consider it to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of March 31, 2026 and December 31, 2025 was $32.3 million and $45.0 million, respectively. For further information on the 2026 notes, refer to Note 6, “Convertible Senior Notes.”

Note 5. Balance Sheet Details

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Restructuring liability	$2,720	$15,592
Taxes payable	9,047	11,331
Loss contingency	7,000	8,190
Current operating lease liabilities	4,270	4,279
Other	14,248	14,857
Accrued liabilities	$37,285	$54,249

Note 6. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. As of March 31, 2026, the total principal amount of 2026 notes outstanding was $33.9 million and 9,297,800 shares remained underlying the 2026 notes.

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. As of March 31, 2026, the circumstances allowing holders of the 2026 notes to convert were not met. On or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity dates, holders may convert their notes at any time, regardless of the circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election. As of March 31, 2026, the 2026 notes were classified as a current liability on our condensed consolidated balance sheets as they will be convertible at the option of the holders at any time beginning June 1, 2026 and will mature on September 1, 2026, both of which are within the next twelve months.

In February 2026, in connection with our securities repurchase program, we extinguished $20.0 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for a total consideration of $19.4 million, which was paid to the holders in cash. We also incurred an immaterial amount of fees resulting in a total reacquisition price of $19.5 million. The carrying amount of the extinguished notes was $20.0 million resulting in a $0.5 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding.

The following table presents the net carrying amount of the notes (in thousands):

	March 31, 2026	December 31, 2025
Principal	$33,860	$53,860
Unamortized issuance costs	(38)	(95)
Net carrying amount	$33,822	$53,765

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended March 31,
	2026	2025
2026 notes:
Contractual interest expense	$—	$—
Amortization of issuance costs	31	69
Total 2026 notes interest expense	$31	$69
2025 notes:
Contractual interest expense	$—	$90
Amortization of issuance costs	—	308
Total 2025 notes interest expense	$—	$398

Capped Call Transactions

Concurrently with the offering of the 2026 notes, we used $103.4 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of March 31, 2026, cover 9,297,800 shares of our common stock for the 2026 notes. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

Note 7. Commitments and Contingencies

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

On March 1, 2023, Plaintiff Shiva Stein, derivatively on behalf of Chegg, filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0244-NAC) asserting breach of fiduciary duty, unjust enrichment, and waste of corporate asset claims against members of Chegg’s Board and certain Chegg officers. On January 20, 2026, the Court entered an Order dismissing this matter without prejudice pursuant to a stipulation of the parties. Effective March 4, 2026, Chegg entered into a Settlement Agreement with Stein and certain other Plaintiffs (including Robinson and Choi, as described below). Pursuant to the Settlement Agreement, Plaintiffs released their claims, and Chegg agreed to certain governance changes and that Chegg or our insurance carrier will pay the fees of Plaintiffs’ counsel. Chegg’s insurance carrier made the payment to Plaintiffs and the matter is now closed.

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

On March 30, 2022, Joseph Robinson, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws and breaches of fiduciary duties. On February 22, 2023, Plaintiff filed an Amended Shareholder Derivative Complaint. This matter has been consolidated with Choi, described in more detail below. Effective March 4, 2026, Chegg entered into a Settlement Agreement with the Plaintiffs (including Stein and Choi). Pursuant to the Settlement Agreement, Plaintiffs released their claims, and Chegg agreed to certain governance changes and that Chegg or our insurance carrier will pay the fees of Plaintiffs’ counsel. Chegg’s insurance carrier made the payment to Plaintiffs and the matter is now closed.

On January 12, 2022, Rak Joon Choi, derivatively on behalf of Chegg, filed a shareholder derivative complaint against Chegg and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging violations of securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On February 22, 2023, Plaintiff filed an Amended Shareholder Derivative Complaint. This matter has been consolidated with Robinson, above. Effective March 4, 2026, Chegg entered into a Settlement Agreement with the Plaintiffs (including Robinson and Stein). Pursuant to the Settlement Agreement, Plaintiffs released their claims, and Chegg agreed to certain governance changes and that Chegg or our insurance carrier will pay the fees of Plaintiffs’ counsel. Chegg’s insurance carrier made the payment to Plaintiffs and the matter is now closed.

We record a contingent liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. Additionally, we record an insurance loss recovery up to the recognized loss contingency when realization is probable. As of March 31, 2026, the net impact of contingent liabilities less the related insurance loss recovery is $7.0 million for the above matters that met such thresholds for recording a liability. For those matters upon which we have sufficient insurance coverage, we have recorded contingent liabilities within accrued liabilities and the loss recovery from insurance within other current assets on our condensed consolidated balance sheets. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of March 31, 2026.

Note 9. Stockholders' Equity

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$20	$238
Research and development	446	3,212
Sales and marketing	152	1,061
General and administrative	2,093	6,746
Total share-based compensation expense	$2,711	$11,257

As of March 31, 2026, total unrecognized share-based compensation expense was approximately $7.2 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.3 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	10,041,008	$1.56
Granted	785,000	0.57
Released	(1,507,147)	2.54
Forfeited	(163,743)	8.27
Balance at March 31, 2026	9,155,118	$1.19

Note 10. Restructuring Charges

October 2025 Restructuring Plan

In October 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of March 31, 2026, we recorded $19.0 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statements of operations based on employees' job function, and facility exit costs related to the closure of our Santa Clara office, which were classified as general and administrative operating expenses on our condensed consolidated statements of operations. The restructuring liability is primarily included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2028.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

	Three Months Ended March 31, 2026
	One-Time Termination Benefits	Facility Exit Costs	Total
Beginning balance	$8,198	$1,694	$9,892
Restructuring charges	1,132	—	1,132
Restructuring payments	(7,467)	(147)	(7,614)
Ending balance	$1,863	$1,547	$3,410

May 2025 Restructuring Plan

In May 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of March 31, 2026, we recorded $29.3 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the second quarter of the fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Three Months Ended March 31, 2026
Beginning balance	$6,263
Restructuring credits	(847)
Restructuring payments	(5,104)
Ending balance	$312

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of March 31, 2026, we recorded $17.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. The total amount of restructuring charges has been recorded and the plan is complete.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Three Months Ended March 31, 2026
Beginning balance	$138
Restructuring charges	—
Restructuring payments	(138)
Ending balance	$—

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of March 31, 2026, we recorded $10.5 million of restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our consolidated balance sheets. The total amount of restructuring charges has been recorded and the plan is complete.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Three Months Ended March 31, 2026
Beginning balance	$457
Restructuring credits	(450)
Restructuring payments	(7)
Ending balance	$—

Note 11. Segment Information

Our chief operating decision maker is our Chief Executive Officer who makes resource allocation decisions and reviews financial information presented on a consolidated basis. Accordingly, we have determined that we have a single operating and reportable segment and operating unit structure.

Our chief operating decision maker uses net income (loss) in assessing performance and determining how to allocate resources and is regularly provided with cost of revenues, paid marketing expenses, and consolidated operating expenses when reviewing financial information as part of the annual budgeting and forecasting process as well as the review over quarterly budget to actual variances. Asset information is not regularly provided to our chief operating decision maker.

The following table presents information about our significant segment expenses and includes a reconciliation to net income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenues	$63,262	$121,387
Less:
Cost of revenues	25,374	53,973
Research and development	9,139	29,428
Paid marketing expenses(1)	5,173	16,379
Other sales and marketing(2)	5,433	9,235
General and administrative	19,180	39,374
Impairment expense	—	2,000
Total segment expenses	64,299	150,389
Other segment items(3)	1,265	11,518
Net income (loss)	$228	$(17,484)
_____________________________________________________
(1)Paid marketing expenses consist primarily of online advertising and marketing promotional expenditures.
(2)Other sales and marketing primarily consists of employee-related expenses.
(3)Other segment items consist of interest expense, other income, and benefit from (provision for) income taxes.

The following table presents our total net revenues for our Chegg Skilling and Academic Services product lines (in thousands):

	Three Months Ended March 31,
	2026	2025
Chegg Skilling	$17,578	$16,135
Academic Services	45,684	105,252
Total net revenues	$63,262	$121,387

The following table presents our total net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$51,534	$105,497
International	11,728	15,890
Total net revenues	$63,262	$121,387

The following table presents our long-lived assets by geographic area (in thousands):

	March 31, 2026	December 31, 2025
United States	$96,635	$106,918
India	11,994	12,907
Other international	8,611	8,531
Total long-lived assets	$117,240	$128,356

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

Business Updates and Developments

Recent technological shifts, notably Google's AI Overviews search experience, or AIO, and continued increase in adoption of free and paid generative AI services by students, have created and are expected to continue to create headwinds for our industry and our business, most notably a reduction in traffic to our website and customers subscribing to our services. In August 2024, Google broadly rolled out AIO, which displays AI-generated content at the top of its search results. This experience, which includes questions and solutions for education, keeps users on Google search results versus leading them onto our site. AIO’s prevalence has grown and will only continue to increase. We expect Google to continue its shift from being a search origination point to the destination, which we believe has materially adversely affected our business, operating results and financial condition by reducing traffic to our platform, and we expect that we will continue to be adversely impacted by this continued shift in the future.

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

Academic Services

Our legacy academic learning services are headlined by Chegg Study Pack, a premium subscription bundle that includes all of the benefits of Chegg Study, Chegg Writing and Chegg Math. Chegg Study subscribers have access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. Subscribers engage with our conversational experience that delivers the right support at the right time. Our Chegg Writing subscription service consists of a suite of essential tools including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Subscribers can also have a writing professional proofread papers for personalized feedback. Our Chegg Math subscription service provides students with a computational engine to help them understand and solve math problems. We opportunistically monetize our content library through licensing and partnerships. We work with leading brands and programmatic partners to deliver advertising across our platforms.

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended March 31,
	2026		2025
Net revenues	$63,262	100%	$121,387	100%
Cost of revenues(1)	25,374	40	53,973	44
Gross profit	37,888	60	67,414	56
Operating expenses:
Research and development(1)	9,139	14	29,428	24
Sales and marketing(1)	10,606	17	25,614	21
General and administrative(1)	19,180	31	39,374	33
Impairment expense	—	—	2,000	2
Total operating expenses	38,925	62	96,416	80
Loss from operations	(1,037)	(2)	(29,002)	(24)
Total interest expense, net and other income, net	1,125	2	12,530	10
Income (loss) before benefit from (provision for) income taxes	88	—	(16,472)	(14)
Benefit from (provision for) income taxes	140	—	(1,012)	—
Net income (loss)	$228	—%	$(17,484)	(14)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$20		$238
Research and development	446		3,212
Sales and marketing	152		1,061
General and administrative	2,093		6,746
Total share-based compensation expense	$2,711		$11,257

Three Months Ended March 31, 2026 and 2025

Net Revenues

The following tables present our total net revenues for the periods shown for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Chegg Skilling	$17,578	$16,135	$1,443	9%
Academic Services	45,684	105,252	(59,568)	(57)
Total net revenues	$63,262	$121,387	$(58,125)	(48)

Chegg Skilling revenues increased $1.4 million, or 9%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to a $0.9 million increase in our workforce skilling programs primarily related to our AI-focused programs and an increase of $0.5 million from our language learning platform. Chegg Skilling revenues as a percentage of net revenues were 28% during the three months ended March 31, 2026 compared to 13% during the same period in 2025.

Academic Services revenues decreased $59.6 million, or 57%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to a decrease in subscription revenue of $57.6 million and advertising services revenues of $1.9 million primarily related to reduced traffic which led to fewer subscribers. Academic Services revenues as a percentage of net revenues were 72% during the three months ended March 31, 2026 compared to 87% during the same period in 2025.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of revenues(1)	$25,374	$53,973	$(28,599)	(53)%

(1)Includes share-based compensation expense of:	$20	$238	$(218)	(92)%

Cost of revenues decreased $28.6 million, or 53%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to lower depreciation expense of $17.9 million, primarily due to the accelerated depreciation recorded in 2025, lower payment processing and other order fees of $6.0 million, primarily due to the decrease in subscribers who have paid to access our services, lower web hosting fees of $2.6 million, and lower employee-related expenses of $1.6 million. Gross margins increased to 60% during the three months ended March 31, 2026, from 56% during the same period in 2025.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Research and development(1)	$9,139	$29,428	$(20,289)	(69)%
Sales and marketing(1)	10,606	25,614	(15,008)	(59)
General and administrative(1)	19,180	39,374	(20,194)	(51)
Impairment expense	—	2,000	(2,000)	(100)
Total operating expenses	$38,925	$96,416	$(57,491)	(60)

(1) Includes share-based compensation expense as follows:

Share-based compensation expense:
Research and development	$446	$3,212	$(2,766)	(86)%
Sales and marketing	152	1,061	(909)	(86)
General and administrative	2,093	6,746	(4,653)	(69)
Share-based compensation expense	$2,691	$11,019	$(8,328)	(76)

Operating expenses decreased $57.5 million, or 60%, during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower employee-related expenses as a result of prior year restructuring actions. See Note 10, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information regarding the prior year restructuring actions.

Research and Development

Research and development expenses decreased $20.3 million, or 69%, during the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $13.9 million, including share-based compensation expense, lower technology expenses of $3.1 million, and lower web hosting fees of $2.3 million. Research and development expenses as a percentage of net revenues were 14% during the three months ended March 31, 2026 compared to 24% during the same period in 2025.

Sales and Marketing

Sales and marketing expenses decreased by $15.0 million, or 59%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower paid marketing expenses of $11.2 million and lower employee-related expenses of $4.0 million, including share-based compensation expense. Sales and marketing expenses as a percentage of net revenues were 17% during the three months ended March 31, 2026 compared to 21% during the same period in 2025.

General and Administrative

General and administrative expenses decreased $20.2 million, or 51%, during the three months ended March 31, 2026 compared to the same period in 2025. The decrease was due to lower employee-related expenses of $14.6 million, which is primarily due to share-based compensation expense, lower professional fees of $3.4 million, and lower restructuring charges of $2.7 million. General and administrative expenses as a percentage of net revenues were 31% during the three months ended March 31, 2026 compared to 33% during the same period in 2025.

Impairment Expense

Impairment expense decreased $2.0 million compared to the same period in 2025 as we impaired property and equipment in 2025.

Interest Expense and Other Income, Net

The following tables present our interest expense and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest expense, net	$(31)	$(467)	$436	(93)%
Other income, net	1,156	12,997	(11,841)	(91)
Total interest expense, net and other income, net	$1,125	$12,530	$(11,405)	(91)

Interest expense decreased $0.4 million, or 93%, during the three months ended March 31, 2026, respectively, compared to the same period in 2025, primarily due to lower interest expense recognized on our convertible senior notes.

Other income, net decreased $11.8 million, or 91%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a decrease in interest income of $4.2 million due to lower investment balances and a decrease in gain on partial early extinguishments of the 2026 notes of $6.8 million.

Benefit from (provision for) income taxes

The following tables present our benefit from (provision for) income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Benefit from (provision for) income taxes	$140	$(1,012)	$1,152	(114)%

Benefit from (provision for) income taxes decreased $1.2 million, or 114% during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a decrease in worldwide forecasted income and the valuation allowance against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	March 31, 2026	December 31, 2025	$	%
Cash, cash equivalents and investments	$67,898	$85,212	$(17,314)	(20)%
Convertible senior notes, net(1)	33,822	53,765	(19,943)	(37)
______________________________________
(1) Consists of the current and long-term portion.

Cash, cash equivalents, and investments decreased $17.3 million, or 20% primarily due to the net cash used for the early extinguishment of a portion of the 2026 notes of $19.5 million and purchases of property and equipment of $1.0 million, partially offset by the net cash provided by operating activities of $4.1 million.

Convertible senior notes, net decreased $19.9 million, or 37%, during the three months ended March 31, 2026 primarily due to the partial early extinguishments of the 2026 notes. The 2026 notes mature on September 1, 2026 unless converted, redeemed, or repurchased in accordance with their terms prior to such date. Holders of the 2026 notes may convert their notes at any time on or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the respective maturity dates. See Note 6, "Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on our 2026 notes.

As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and investments totaling $67.9 million, which were held for working capital purposes. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services, and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of March 31, 2026, we have incurred cumulative losses of $992.6 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As part of our ongoing cash planning, we continue to assess whether to repatriate a portion of earnings from our subsidiary in India. Accordingly, the net cumulative tax expense as of March 31, 2026 is $1.0 million, related to a potential future distribution of such earnings. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for our subsidiary in India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Aside from the changes in convertible senior notes as disclosed in Note 6, “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, there were no other material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash flows provided by operating activities	$4,105	$24,526	$(20,421)	(83)%
Net cash provided by investing activities	18,114	274,914	(256,800)	(93)%
Net cash flows used in financing activities	(20,047)	(416,961)	396,914	(95)%

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with learners, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash flows provided by operating activities decreased $20.4 million, or 83%, during the three months ended March 31, 2026 compared to the same period in 2025 and was primarily related to the net effect of lower depreciation and amortization of $18.1 million, lower share-based compensation expense of $8.5 million, an increase in the change in accrued liabilities of $13.3 million due to payments from our restructuring actions, partially offset by an increase in net income of $17.7 million.

Net cash flows provided by investing activities decreased $256.8 million, or 93%, during the three months ended March 31, 2026 compared to the same period in 2025 and was primarily related to lower proceeds from the sale of investments of $175.5 million and lower proceeds from the maturities of our investments of $89.7 million, partially offset by lower purchases of property and equipment of $7.6 million.

Net cash flows used in financing activities decreased $396.9 million, or 95%, during the three months ended March 31, 2026 compared to the same period in 2025 and was primarily related to lower repayments of our convertible senior notes of $397.0 million.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2026, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be involved in certain legal proceedings and regulatory compliance matters in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights, and other intellectual property rights; employment claims; and contractual and related disputes brought through private actions, class actions, administrative proceedings, regulatory actions or other litigation. We may also, from time to time, be involved in various legal or government claims, demands, disputes, investigations, or requests for information. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. See Note 7, “Commitments and Contingencies,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for more information on our legal proceedings.

In addition, we may in the future be subject to additional inquiries, investigations, litigation or other proceedings or actions, regulatory or otherwise. An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors from our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended March 31, 2026.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended March 31, 2026.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.01	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	42433	3.01
3.02	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	45006	3.1
31.01	Certification of Dan Rosensweig, Chief Executive Officer and Executive Chairman, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEGG, INC.
May 11, 2026	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)