Form 10-Q
period 2026-06-30
CHEGG, INC
filed 2026-08-06
CIK 1364954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•As of August 3, 2026, the Registrant had 111,027,482 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CHEGG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$44,623	$31,146
Short-term investments	27,691	41,674
Accounts receivable, net of allowance of $93 and $156 at June 30, 2026 and December 31, 2025, respectively	10,734	15,604
Prepaid expenses	11,352	16,331
Other current assets	14,301	16,857
Total current assets	108,701	121,612
Long-term investments	—	12,392
Property and equipment, net	94,948	115,168
Intangible assets, net	3,957	6,041
Right of use assets	11,505	13,188
Other assets	8,514	9,613
Total assets	$227,625	$278,014
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,775	$3,258
Deferred revenue	26,570	29,675
Accrued liabilities	27,770	54,249
Current portion of convertible senior notes, net	33,845	53,765
Total current liabilities	92,960	140,947
Long-term liabilities
Long-term operating lease liabilities	12,600	15,205
Other long-term liabilities	3,451	2,239
Total long-term liabilities	16,051	17,444
Total liabilities	109,011	158,391
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 110,913,557 and 110,985,562 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	111	111
Additional paid-in capital	1,148,192	1,145,371
Accumulated other comprehensive loss	(34,104)	(32,997)
Accumulated deficit	(995,585)	(992,862)
Total stockholders' equity	118,614	119,623
Total liabilities and stockholders' equity	$227,625	$278,014
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$51,849	$105,120	$115,111	$226,507
Cost of revenues	23,567	35,478	48,941	89,451
Gross profit	28,282	69,642	66,170	137,056
Operating expenses:
Research and development	7,398	28,717	16,537	58,145
Sales and marketing	9,468	17,417	20,074	43,031
General and administrative	14,591	59,966	33,771	99,340
Impairment expense	—	—	—	2,000
Total operating expenses	31,457	106,100	70,382	202,516
Loss from operations	(3,175)	(36,458)	(4,212)	(65,460)
Interest expense, net and other income, net:
Interest expense, net	(22)	(41)	(53)	(508)
Other income, net	638	2,059	1,794	15,056
Total interest expense, net and other income, net	616	2,018	1,741	14,548
Loss before provision for income taxes	(2,559)	(34,440)	(2,471)	(50,912)
Provision for income taxes	(392)	(1,223)	(252)	(2,235)
Net loss	$(2,951)	$(35,663)	$(2,723)	$(53,147)
Net loss per share, basic and diluted	$(0.03)	$(0.33)	$(0.02)	$(0.50)
Weighted average shares used to compute net loss per share, basic and diluted	111,422	106,908	111,573	106,039
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(2,951)	$(35,663)	$(2,723)	$(53,147)
Other comprehensive loss
Change in net unrealized gain (loss) on investments	47	(35)	(213)	(558)
Change in foreign currency translation adjustments	(230)	(68)	(894)	(559)
Other comprehensive loss	(183)	(103)	(1,107)	(1,117)
Total comprehensive loss	$(3,134)	$(35,766)	$(3,830)	$(54,264)
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2026	111,842	$112	$1,147,586	$(33,921)	$(992,634)	$121,143
Repurchases of common stock	(1,447)	(1)	(1,720)	—	—	(1,721)
Issuance of common stock upon issuance of ESPP	77	—	68	—	—	68
Net share settlement of equity awards	442	—	(178)	—	—	(178)
Share-based compensation expense	—	—	2,436	—	—	2,436
Other comprehensive loss	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(2,951)	(2,951)
Balances at June 30, 2026	110,914	$111	$1,148,192	$(34,104)	$(995,585)	$118,614

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2025	105,377	$105	$1,125,738	$(33,247)	$(906,925)	$185,671
Issuance of common stock upon issuance of ESPP	558	1	388	—	—	389
Net share settlement of equity awards	1,886	2	(568)	—	—	(566)
Share-based compensation expense	—	—	8,128	—	—	8,128
Other comprehensive loss	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(35,663)	(35,663)
Balances at June 30, 2025	107,821	$108	$1,133,686	$(33,350)	$(942,588)	$157,856
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2025	110,986	$111	$1,145,371	$(32,997)	$(992,862)	$119,623
Repurchases of common stock	(1,447)	(1)	(1,720)	—	—	(1,721)
Issuance of common stock upon issuance of ESPP	77	—	68	—	—	68
Net share settlement of equity awards	1,298	1	(775)	—	—	(774)
Share-based compensation expense	—	—	5,248	—	—	5,248
Other comprehensive loss	—	—	—	(1,107)	—	(1,107)
Net loss	—	—	—	—	(2,723)	(2,723)
Balances at June 30, 2026	110,914	$111	$1,148,192	$(34,104)	$(995,585)	$118,614

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
Issuance of common stock upon issuance of ESPP	558	1	388	—	—	389
Net share settlement of equity awards	2,383	2	(1,037)	—	—	(1,035)
Share-based compensation expense	—	—	19,785	—	—	19,785
Other comprehensive loss	—	—	—	(1,117)	—	(1,117)
Net loss	—	—	—	—	(53,147)	(53,147)
Balances at June 30, 2025	107,821	$108	$1,133,686	$(33,350)	$(942,588)	$157,856
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,723)	$(53,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	5,035	19,169
Depreciation and amortization expense	26,992	48,320
Deferred tax assets	(11)	149
Operating lease expense, net of accretion	1,076	2,019
Amortization of debt issuance costs	53	418
Loss from write-offs of property and equipment	48	558
Gain on early extinguishment of debt	(523)	(7,360)
Realized gain on sale of investments	(5)	(752)
Impairment expense	—	2,000
Impairment of lease related assets	—	3,004
Impairment of equity investment	—	6,000
Litigation settlement (credits) charges	(3,000)	7,500
Other non-cash items	(298)	325
Change in assets and liabilities:
Accounts receivable	4,816	6,114
Prepaid expenses and other current assets	7,572	(941)
Other assets	260	928
Accounts payable	1,376	(6,038)
Deferred revenue	(2,839)	(5,945)
Accrued liabilities	(22,846)	(1,113)
Other liabilities	(822)	(1,522)
Net cash provided by operating activities	14,161	19,686
Cash flows from investing activities
Purchases of property and equipment	(4,700)	(15,895)
Purchases of investments	—	(793)
Maturities of investments	20,031	107,710
Proceeds from sale of investments	5,679	181,158
Net cash provided by investing activities	21,010	272,180
Cash flows from financing activities
Repayment of convertible senior notes	(19,450)	(416,492)
Repurchase of common stock	(1,721)	—
Payment of taxes related to the net share settlement of equity awards	(774)	(1,037)
Proceeds from common stock issued under stock plans	68	391
Net cash used in financing activities	(21,877)	(417,138)
Effect of exchange rate changes	(451)	491
Net increase (decrease) in cash, cash equivalents and restricted cash	12,843	(124,781)
Cash, cash equivalents and restricted cash, beginning of period	33,411	164,359
Cash, cash equivalents and restricted cash, end of period	$46,254	$39,578

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow data:
Cash paid during the period for:
Interest	$—	$224
Income taxes, net of refunds	$(221)	$1,072
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,355	$3,775
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,636
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$51	$3,050

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,623	$36,825
Restricted cash included in other current assets	370	1,014
Restricted cash included in other assets	1,261	1,739
Total cash, cash equivalents and restricted cash	$46,254	$39,578
See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Company and Background

Chegg, Inc. (“we,” “us,” “our,” “Company” or “Chegg”) was incorporated as a Delaware corporation in July 2005. Chegg is a learning platform helping businesses bring new skills to their workforce and giving lifelong learners and students the skills and confidence to succeed. Focused on the large and growing skilling market, Chegg offers innovative tools for workplace readiness, professional upskilling, and language learning. Chegg also continues to offer students artificial intelligence (AI)-driven, personalized support. Chegg remains committed to its mission of improving learning outcomes and career opportunities for millions of people around the world.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2026, our results of operations, results of comprehensive loss, and stockholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent liabilities. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill, intangible assets and long-lived assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the six months ended June 30, 2026 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 2. Revenues

Revenue Recognition

The following tables present our total net revenues for the periods shown disaggregated for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Chegg Skilling	$17,534	$17,217	$317	2%
Academic Services	34,315	87,903	(53,588)	(61)
Total net revenues	$51,849	$105,120	$(53,271)	(51)

	Six Months Ended June 30,		Change
	2026	2025	$	%
Chegg Skilling	$35,112	$33,352	$1,760	5%
Academic Services	79,999	193,155	(113,156)	(59)
Total net revenues	$115,111	$226,507	$(111,396)	(49)

During the three and six months ended June 30, 2026, we recognized revenues of $17.1 million and $24.7 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and six months ended June 30, 2025, we recognized revenues of $27.1 million and $34.2 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

			Change
	June 30, 2026	December 31, 2025	$	%
Accounts receivable, net	$10,734	$15,604	$(4,870)	(31)%
Contract assets	6,361	6,536	(175)	(3)
Deferred revenue	26,570	29,675	(3,105)	(10)

During the six months ended June 30, 2026, our accounts receivable, net balance decreased by $4.9 million, or 31%, primarily due to cash collections and lower bookings. During the six months ended June 30, 2026, our contract assets balance remained relatively flat. During the six months ended June 30, 2026, our deferred revenue balance decreased by $3.1 million, or 10%, primarily due to lower bookings.

Note 3. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,951)	$(35,663)	$(2,723)	$(53,147)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	111,422	106,908	111,573	106,039

Net loss per share, basic and diluted	$(0.03)	$(0.33)	$(0.02)	$(0.50)

During the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share was the same, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares related to stock plan activity	4,936	9,420	3,692	9,737
Shares related to convertible senior notes	315	583	359	3,585
Total common stock equivalents	5,251	10,003	4,051	13,322

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$15,938	$—	$—	$15,938
Money market funds	Level 1	28,685	—	—	28,685
Total cash and cash equivalents		$44,623	$—	$—	$44,623
Short-term investments:
Corporate debt securities	Level 2	$27,677	$15	$(1)	$27,691

	December 31, 2025
	Fair Value Level	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash		$16,942	$—	$—	$16,942
Money market funds	Level 1	14,204	—	—	14,204
Total cash and cash equivalents		$31,146	$—	$—	$31,146
Short-term investments:
Corporate debt securities	Level 2	$41,549	$125	$—	$41,674
Long-term investments:
Corporate debt securities	Level 2	$12,290	$102	$—	$12,392

During the three and six months ended June 30, 2026 and 2025, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of June 30, 2026 (in thousands):

	Adjusted Cost	Fair Value
Due within one year	$27,677	$27,691
Investments not due at a single maturity date	28,685	28,685
Total	$56,362	$56,376

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the 2026 notes. The estimated fair value was determined based on the trading price as of the last day of trading for the period and we consider it to be a Level 2 measurement due to the limited trading activity. The estimated fair value of the 2026 notes as of June 30, 2026 and December 31, 2025 was $32.6 million and $45.0 million, respectively. For further information on the 2026 notes, refer to Note 6, “Convertible Senior Notes.”

Note 5. Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Taxes payable	$8,958	$11,331
Current operating lease liabilities	4,274	4,279
Restructuring liability	1,186	15,592
Litigation settlement liabilities	1,000	8,190
Other	12,352	14,857
Accrued liabilities	$27,770	$54,249

Note 6. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The 2026 notes bear no interest and will mature on September 1, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. As of June 30, 2026, the total principal amount of 2026 notes outstanding was $33.9 million and 9,297,800 shares remained underlying the 2026 notes.

Each $1,000 principal amount of the 2026 notes will initially be convertible into 9.2978 shares of our common stock. This is equivalent to an initial conversion price of approximately $107.55 per share, which is subject to adjustment in certain circumstances. Prior to the close of business on the business day immediately preceding June 1, 2026 for the 2026 notes, the notes are convertible at the option of holders only upon satisfaction of certain circumstances. On or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the circumstances. Upon conversion, the notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election. As of June 30, 2026, the 2026 notes were classified as a current liability on our condensed consolidated balance sheets as they are convertible at the option of the holders at any time beginning June 1, 2026. We expect to settle any 2026 notes conversion requests in shares of our common stock.

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

The following table presents the net carrying amount of the 2026 notes (in thousands):

	June 30, 2026	December 31, 2025
Principal	33,860	$53,860
Unamortized issuance costs	(15)	(95)
Net carrying amount	$33,845	$53,765

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	22	41	53	110
Total 2026 notes interest expense	$22	$41	$53	$110
2025 notes:
Contractual interest expense	$—	$—	$—	$90
Amortization of issuance costs	—	—	—	308
Total 2025 notes interest expense	$—	$—	$—	$398

Capped Call Transactions

Concurrently with the offering of the 2026 notes, we used $103.4 million of the net proceeds to enter into privately negotiated capped call transactions which are expected to reduce or offset potential dilution to holders of our common stock upon conversion of the notes or offset the potential cash payments we would be required to make in excess of the principal amount of any converted notes. The capped call transactions automatically exercise upon conversion of the notes and as of June 30, 2026, cover 9,297,800 shares of our common stock for the 2026 notes. These are intended to effectively increase the overall conversion price from $107.55 to $156.44 per share for the 2026 notes. The effective increase in conversion price as a result of the capped call transactions serves to reduce potential dilution to holders of our common stock and/or offset the cash payments we are required to make in excess of the principal amount of any converted notes. As these transactions meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in capital on our condensed consolidated balance sheets and are not accounted for as derivatives. The fair value of the capped call instrument is not remeasured each reporting period. The cost of the capped call is not expected to be deductible for tax purposes.

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

On February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google, asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AI Overview ("AIO") search experience, and seeking damages, restitution, disgorgement, and injunctive relief. Google moved to dismiss the amended complaint on July 25, 2025. Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case.

On December 22, 2022, JPMorgan Chase Bank, N.A. (JPMC) asserted a demand for repayment by the Company of certain investment proceeds received by the Company in its capacity as an investor in TAPD, Inc. (more commonly known as “Frank”) pursuant to certain provisions in the existing Support Agreement between JPMC and the Company that was entered into in connection with JPMC's acquisition of Frank. JPMC alleged fraud on the part of certain former Frank executives regarding the quantity and quality of its customer accounts. On June 25, 2026, the Company entered into a settlement agreement with JPMC resolving all of JPMC's claims against the Company related to Frank.

As of June 30, 2026, accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets included $2.0 million related to litigation settlement liabilities. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of June 30, 2026.

Note 9. Stockholders' Equity

Share Repurchases

During the three months ended June 30, 2026, we repurchased 1,447,194 shares of our common stock for $1.7 million in open market transactions, which were retired immediately.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$15	$131	$35	$369
Research and development	235	1,584	681	4,796
Sales and marketing	103	413	255	1,474
General and administrative	1,971	5,784	4,064	12,530
Total share-based compensation expense	$2,324	$7,912	$5,035	$19,169

As of June 30, 2026, total unrecognized share-based compensation expense was $7.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	10,041,008	$1.56
Granted	2,621,218	0.95
Released	(2,135,630)	2.65
Forfeited	(203,890)	8.15
Balance at June 30, 2026	10,322,706	$1.05

Note 10. Restructuring Charges

October 2025 Restructuring Plan

In October 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2026, we recorded $18.9 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statements of operations based on employees' job function, and facility exit costs related to the closure of our Santa Clara office, which were classified as general and administrative operating expenses on our condensed consolidated statements of operations. The restructuring liability is included within accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2028.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

	Six Months Ended June 30, 2026
	One-Time Termination Benefits	Facility Exit Costs	Total
Beginning balance	$8,198	$1,694	$9,892
Restructuring charges	989	—	989
Restructuring payments	(8,712)	(294)	(9,006)
Ending balance	$475	$1,400	$1,875

May 2025 Restructuring Plan

In May 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2026, we recorded $29.3 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Six Months Ended June 30, 2026
Beginning balance	$6,263
Restructuring credits	(847)
Restructuring payments	(5,258)
Ending balance	$158

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2026, we recorded $17.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The total amount of restructuring charges has been recorded and the plan is complete.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Six Months Ended June 30, 2026
Beginning balance	$138
Restructuring charges	—
Restructuring payments	(138)
Ending balance	$—

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of June 30, 2026, we recorded $10.5 million of restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The total amount of restructuring charges has been recorded and the plan is complete.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Six Months Ended June 30, 2026
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

The following table presents information about our significant segment expenses and includes a reconciliation to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$51,849	$105,120	$115,111	$226,507
Less:
Cost of revenues	23,567	35,478	48,941	89,451
Research and development	7,398	28,717	16,537	58,145
Paid marketing expenses(1)	4,357	7,054	9,530	23,433
Other sales and marketing(2)	5,111	10,363	10,544	19,598
General and administrative	14,591	59,966	33,771	99,340
Impairment expense	—	—	—	2,000
Total segment expenses	55,024	141,578	119,323	291,967
Other segment items(3)	224	795	1,489	12,313
Net loss	$(2,951)	$(35,663)	$(2,723)	$(53,147)
_____________________________________________________
(1)Paid marketing expenses consist primarily of online advertising and marketing promotional expenditures.
(2)Other sales and marketing primarily consists of employee related expenses.
(3)Other segment items consist of interest expense, other income, and provision for income taxes.

The following table presents our total net revenues for our Chegg Skilling and Academic Services product lines (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Chegg Skilling	$17,534	$17,217	$35,112	$33,352
Academic Services	34,315	87,903	79,999	193,155
Total net revenues	$51,849	$105,120	$115,111	$226,507

The following table presents our total net revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$40,613	$90,145	$92,147	$195,642
International	11,236	14,975	22,964	30,865
Total net revenues	$51,849	$105,120	$115,111	$226,507

The following table presents our long-lived assets by geographic area (in thousands):

	June 30, 2026	December 31, 2025
United States	$85,822	$106,918
India	11,544	12,907
Other international	9,087	8,531
Total long-lived assets	$106,453	$128,356

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

Business Updates and Developments

Increased availability and adoption of AI tools and products, including the continued increase in availability and adoption of free and paid generative AI services by students, has reduced, and is expected to continue to reduce, traffic to our website and customers subscribing to our services. For example, the AI Overview feature of Google's search results, which includes questions and solutions for education, keeps users on Google search results instead of leading them to our site. As sites like Google seek to shift from being a search origination tool to a destination, we expect traffic to our platform to continue to be reduced, adversely affecting our business, operating results and financial condition.

Students are increasingly turning to generative AI for academic support, such as homework and exams, as well as assistance in other areas of daily life, where they see generative AI products like ChatGPT and others as strong alternatives to vertically specialized solutions for education. This has negatively impacted our industry and is expected to continue to negatively impact traffic to our platform and accelerate the decline in the number of new subscribers that sign up for our services, adversely affecting our business, operating results and financial condition.

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

Results of Operations
The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Net revenues	$51,849	100%	$105,120	100%	$115,111	100%	$226,507	100%
Cost of revenues(1)	23,567	45	35,478	34	48,941	43	89,451	39
Gross profit	28,282	55	69,642	66	66,170	57	137,056	61
Operating expenses:
Research and development(1)	7,398	14	28,717	27	16,537	14	58,145	26
Sales and marketing(1)	9,468	18	17,417	17	20,074	17	43,031	19
General and administrative(1)	14,591	29	59,966	57	33,771	30	99,340	44
Impairment expense	—	—	—	—	—	—	2,000	1
Total operating expenses	31,457	61	106,100	101	70,382	61	202,516	89
Loss from operations	(3,175)	(6)	(36,458)	(35)	(4,212)	(4)	(65,460)	(29)
Total interest expense, net and other income, net	616	1	2,018	2	1,741	2	14,548	6
Loss before provision for income taxes	(2,559)	(5)	(34,440)	(33)	(2,471)	(2)	(50,912)	(22)
Provision for income taxes	(392)	(1)	(1,223)	(1)	(252)	—	(2,235)	(1)
Net loss	$(2,951)	(6)%	$(35,663)	(34)%	$(2,723)	(2)%	$(53,147)	(23)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$15		$131		$35		$369
Research and development	235		1,584		681		4,796
Sales and marketing	103		413		255		1,474
General and administrative	1,971		5,784		4,064		12,530
Total share-based compensation expense	$2,324		$7,912		$5,035		$19,169

Three and Six Months Ended June 30, 2026 and 2025

Net Revenues

The following tables present our total net revenues for the periods shown for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Chegg Skilling	$17,534	$17,217	$317	2%
Academic Services	34,315	87,903	(53,588)	(61)
Total net revenues	$51,849	$105,120	$(53,271)	(51)

	Six Months Ended June 30,		Change
	2026	2025	$	%
Chegg Skilling	$35,112	$33,352	$1,760	5%
Academic Services	79,999	193,155	(113,156)	(59)
Total net revenues	$115,111	$226,507	$(111,396)	(49)

Chegg Skilling revenues increased $0.3 million, or 2%, and $1.8 million, or 5%, during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to an increase in our workforce skilling programs primarily related to our AI-focused programs. Chegg Skilling revenues as a percentage of net revenues were 34% and 31% during the three and six months ended June 30, 2026, respectively, compared to 16% and 15% during the same periods in 2025, respectively.

Academic Services revenues decreased $53.6 million, or 61%, during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to a decrease in subscription revenue of $46.7 million and advertising services revenue of $1.1 million, primarily related to reduced traffic which led to fewer subscribers, as well as a decrease in content licensing revenue of $5.6 million. Academic Services revenues as a percentage of net revenues were 66% during the three months ended June 30, 2026 compared to 84% during the same period in 2025.

Academic Services revenues decreased $113.2 million, or 59%, during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to a decrease in subscription revenue of $104.4 million and advertising services revenues of $3.0 million, primarily related to reduced traffic which led to fewer subscribers, as well as a decrease in content licensing revenue of $4.9 million. Academic Services revenues as a percentage of net revenues were 69% during the six months ended June 30, 2026 compared to 85% during the same period in 2025.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenues(1)	$23,567	$35,478	$(11,911)	(34)%

(1)Includes share-based compensation expense of:	$15	$131	$(116)	(89)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenues(1)	$48,941	$89,451	$(40,510)	(45)%

(1)Includes share-based compensation expense of:	$35	$369	$(334)	(91)%

Cost of revenues decreased $11.9 million, or 34%, during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower payment processing and other order fees of $4.0 million, primarily due to the decrease in subscribers who have paid to access our services, lower depreciation expense of $2.9 million, lower web hosting fees of $2.3 million and lower employee-related expenses of $1.1 million. Gross margins decreased to 55% during the three months ended June 30, 2026, from 66% during the same period in 2025.

Cost of revenues decreased $40.5 million, or 45%, during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower depreciation expense of $20.7 million primarily due to the accelerated depreciation recorded in 2025, lower payment processing and other order fees of $10.0 million, which is primarily due to the decrease in subscribers who have paid to access our services, lower web hosting fees of $4.4 million, and lower employee-related expenses of $2.7 million. Gross margins decreased to 57% during the six months ended June 30, 2026, from 61% during the same period in 2025.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Research and development(1)	$7,398	$28,717	$(21,319)	(74)%
Sales and marketing(1)	9,468	17,417	(7,949)	(46)
General and administrative(1)	14,591	59,966	(45,375)	(76)
Total operating expenses	$31,457	$106,100	$(74,643)	(70)

(1) Includes share-based compensation expense as follows:
Research and development	$235	$1,584	$(1,349)	(85)%
Sales and marketing	103	413	(310)	(75)
General and administrative	1,971	5,784	(3,813)	(66)
Share-based compensation expense	$2,309	$7,781	$(5,472)	(70)

	Six Months Ended June 30,		Change
	2026	2025	$	%
Research and development(1)	$16,537	$58,145	$(41,608)	(72)%
Sales and marketing(1)	20,074	43,031	(22,957)	(53)
General and administrative(1)	33,771	99,340	(65,569)	(66)
Impairment expense	—	2,000	(2,000)	(100)
Total operating expenses	$70,382	$202,516	$(132,134)	(65)

(1) Includes share-based compensation expense as follows:
Research and development	$681	$4,796	$(4,115)	(86)%
Sales and marketing	255	1,474	(1,219)	(83)
General and administrative	4,064	12,530	(8,466)	(68)
Share-based compensation expense	$5,000	$18,800	$(13,800)	(73)

Operating expenses decreased $74.6 million, or 70%, and $132.1 million, or 65%, during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower employee-related expenses as a result of prior year restructuring actions. See Note 10, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information regarding the prior year restructuring actions.

Research and Development

Research and development expenses decreased $21.3 million, or 74%, during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $9.3 million including share-based compensation expense, lower restructuring charges of $6.8 million, lower technology-related expenses of $2.7 million, and lower web hosting fees of $2.2 million. Research and development expenses as a percentage of net revenues were 14% during the three months ended June 30, 2026 compared to 27% during the same period in 2025.

Research and development expenses decreased $41.6 million, or 72%, during the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $23.2 million including share-based compensation expense, lower restructuring charges of $7.1 million, lower technology-related expenses of $5.8 million, and lower web hosting fees of $3.5 million. Research and development expenses as a percentage of net revenues were 14% during the six months ended June 30, 2026 compared to 26% during the same period in 2025.

Sales and Marketing

Sales and marketing expenses decreased by $7.9 million, or 46%, during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower employee-related expenses of $2.9 million including share-based compensation expense, lower paid marketing expenses of $2.7 million, and lower restructuring charges of $2.0 million. Sales and marketing expenses as a percentage of net revenues were 18% during the three months ended June 30, 2026 compared to 17% during the same period in 2025.

Sales and marketing expenses decreased by $23.0 million, or 53%, during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower paid marketing expenses of $13.9 million, lower employee-related expenses of $6.9 million including share-based compensation expense, and lower restructuring charges of $2.0 million. Sales and marketing expenses as a percentage of net revenues were 17% during the six months ended June 30, 2026 compared to 19% during the same period in 2025.

General and Administrative

General and administrative expenses decreased $45.4 million, or 76%, during the three months ended June 30, 2026 compared to the same period in 2025. The decrease was due to lower employee-related expenses of $12.2 million including share-based compensation expense, a reduction in litigation settlements of $10.5 million, lower restructuring charges of $9.5 million, the absence of an impairment loss on an equity investment of $6.0 million, lower professional fees of $3.1 million, the absence of an impairment of lease-related assets of $3.0 million, and lower facility expenses of $2.1 million, partially offset by higher contractor spend of $1.1 million. General and administrative expenses as a percentage of net revenues were 29% during the three months ended June 30, 2026 compared to 57% during the same period in 2025.

General and administrative expenses decreased $65.6 million, or 66%, during the six months ended June 30, 2026 compared to the same period in 2025. The decrease was due to lower employee-related expenses of $26.8 million including share-based compensation expense, lower restructuring charges of $12.2 million, a reduction in litigation settlements of $10.5 million, lower professional fees of $6.5 million, the absence of an impairment loss on an equity investment of $6.0 million, lower facility expenses of $3.5 million, the absence of an impairment of lease-related assets of $3.0 million, and lower technology-related expenses of $1.2 million, partially offset by higher contractor spend of $2.0 million. General and administrative expenses as a percentage of net revenues were 30% during the six months ended June 30, 2026 compared to 44% during the same period in 2025.

Impairment Expense

Impairment expense decreased $2.0 million during the six months ended June 30, 2026 compared to the same period in 2025 as we impaired property and equipment in 2025.

Interest Expense, net and Other Income, Net

The following tables present our interest expense, net and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest expense, net	$(22)	$(41)	$19	(46)%
Other income, net	638	2,059	(1,421)	(69)
Interest expense, net and other income, net:	$616	$2,018	$(1,402)	(69)

	Six Months Ended June 30,		Change
	2026	2025	$	%
Interest expense, net	$(53)	$(508)	$455	(90)%
Other income, net	1,794	15,056	(13,262)	(88)
Interest expense, net and other income, net:	$1,741	$14,548	$(12,807)	(88)

Interest expense, net decreased during the three months ended June 30, 2026 compared to the same period in 2025 due to the early extinguishment of a portion of the 2026 notes.

Interest expense, net decreased $0.5 million, or 90%, during the six months ended June 30, 2026 compared to the same period in 2025, due to the maturity of the 2025 notes and the early extinguishment of a portion of the 2026 notes.

Other income, net decreased $1.4 million, or 69%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease in interest income due to lower investment balances.

Other income, net decreased $13.3 million, or 88%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease in gain on early extinguishment of a portion of the 2026 notes of $6.8 million and a decrease in interest income of $5.1 million due to lower investment balances.

Provision for income taxes
The following tables present our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Provision for income taxes	(392)	(1,223)	$831	(68)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Provision for income taxes	(252)	(2,235)	$1,983	(89)%

Provision for income taxes decreased $0.8 million, or 68%, and $2.0 million, or 89%, during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to a decrease in foreign income taxes.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

			Change
	June 30, 2026	December 31, 2025	$	%
Cash, cash equivalents and investments	$72,314	$85,212	$(12,898)	(15)%
Convertible senior notes, net(1)	33,845	53,765	(19,920)	(37)
______________________________________
(1) Consists of the current and long-term portion.

Cash, cash equivalents, and investments decreased $12.9 million, or 15%, during the six months ended June 30, 2026 primarily due to the net cash used for the early extinguishment of a portion of the 2026 notes of $19.5 million, purchases of property and equipment of $4.7 million, and repurchase of shares of our common stock of $1.7 million, partially offset by the net cash provided by operating activities of $14.2 million.

Convertible senior notes, net decreased $19.9 million, or 37%, during the six months ended June 30, 2026 primarily due to the partial early extinguishments of the 2026 notes. The 2026 notes mature on September 1, 2026 unless converted, redeemed, or repurchased in accordance with their terms prior to such date. Holders of the 2026 notes may convert their notes at any time on or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the respective maturity dates. See Note 6, "Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated

Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on our 2026 notes.

As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and investments totaling $72.3 million, which were held for working capital purposes. We believe that our existing sources of liquidity will be sufficient to fund our operations and debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services, and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of June 30, 2026, we have incurred cumulative losses of $995.6 million from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As part of our ongoing cash planning, we continue to assess whether to repatriate a portion of earnings from our subsidiary in India. Accordingly, the net cumulative tax expense as of June 30, 2026 is $1.1 million, related to a potential future distribution of such earnings. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for our subsidiary in India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Aside from the changes in convertible senior notes as disclosed in Note 6, "Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, there were no other material changes in our commitments under contractual obligations, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash flows provided by operating activities	$14,161	$19,686	$(5,525)	(28)%
Net cash flows provided by investing activities	21,010	272,180	(251,170)	(92)%
Net cash flows used in financing activities	(21,877)	(417,138)	395,261	(95)%

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with learners, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash flows provided by operating activities decreased $5.5 million, or 28%, during the six months ended June 30, 2026 compared to the same period in 2025 and was primarily related to the net effect of lower depreciation and amortization of $21.3 million, lower share-based compensation expense of $14.1 million, an increase in the change in accrued liabilities of $24.7 million primarily due to payments from our restructuring actions partially offset by a decrease in net loss of $50.4 million and a decrease in the gain on partial early extinguishments of convertible senior notes of $6.8 million.

Net cash flows provided by investing activities decreased $251.2 million, or 92%, during the six months ended June 30, 2026 compared to the same period in 2025 and was primarily related to lower proceeds from the sale of investments of $175.5 million and lower proceeds from the maturities of our investments of $87.7 million, partially offset by lower purchases of property and equipment of $11.2 million.

Net cash flows used in financing activities decreased $395.3 million, or 95%, during the six months ended June 30, 2026 compared to the same period in 2025 and was primarily related to lower repayments of our convertible senior notes.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2026, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended June 30, 2026.

Purchases of Securities by the Registrant and Affiliated Purchasers

The following table presents the common stock repurchase activity during the three months ended June 30, 2026 (in thousands, except average price paid per share of common stock and total number of shares repurchased):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased Pursuant to Publicly Announced Plan	Total Dollar Amount Purchased Pursuant to Publicly Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly Announced Plan
April 1 - April 30	—	$—	—	$—	$122,401
May 1 - May 31	1,447,194	1.1758	1,447,194	1,702	120,699
June 1 - June 30	—	—	—	—	120,699

Securities Repurchase Program

In November 2024, our board of directors approved a $300.0 million increase to our existing securities repurchase program authorizing the repurchase of our common stock and/or convertible notes, through open market purchases, block trades, and/or privately negotiated transactions or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by management based on the capital needs of the business, market conditions, applicable legal requirements, alternative investment opportunities, and other factors. As of June 30, 2026, we had $120.7 million remaining under the securities repurchase program, which has no expiration date and will continue until otherwise suspended, terminated or modified at any time for any reason by our board of directors.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Renee Budig(1)	Director	Adoption	May 14, 2026	September 14, 2026	54,347
(1) Ms. Budig entered into a Rule 10b5-1 Plan on May 14, 2026 which provides for the potential sale of up to 54,347 shares of the Company's common stock. The plan expires on September 14, 2026, or upon the earlier completion of all authorized transactions under the plan.

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

CHEGG, INC.
August 6, 2026	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)