Form 10-Q
period 2026-09-30
CHEGG, INC
filed 2026-11-03
CIK 1364954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
•	As of October 27, 2026 , the Registrant had 111,169,557 outstanding shares of Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHEGG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for number of shares and par value)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$28,847	$31,146
Short-term investments	14,757	41,674
Accounts receivable, net of allowance of $102 and $156 at September 30, 2026 and December 31, 2025, respectively	9,550	15,604
Prepaid expenses	13,891	16,331
Other current assets	13,909	16,857
Total current assets	80,954	121,612
Long-term investments	—	12,392
Property and equipment, net	85,390	115,168
Intangible assets, net	3,019	6,041
Right of use assets	10,846	13,188
Other assets	7,824	9,613
Total assets	$188,033	$278,014
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,216	$3,258
Deferred revenue	25,685	29,675
Accrued liabilities	26,006	54,249
Current portion of convertible senior notes, net	—	53,765
Total current liabilities	59,907	140,947
Long-term liabilities
Long-term operating lease liabilities	9,863	15,205
Other long-term liabilities	2,672	2,239
Total long-term liabilities	12,535	17,444
Total liabilities	72,442	158,391
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 400,000,000 shares authorized; 111,058,059 and 110,985,562 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	111	111
Additional paid-in capital	1,150,240	1,145,371
Accumulated other comprehensive loss	(34,485)	(32,997)
Accumulated deficit	(1,000,275)	(992,862)
Total stockholders' equity	115,591	119,623
Total liabilities and stockholders' equity	$188,033	$278,014

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues	$46,468	$77,742	$161,579	$304,249
Cost of revenues	22,229	31,701	71,170	121,152
Gross profit	24,239	46,041	90,409	183,097
Operating expenses:
Research and development	7,972	18,350	24,509	76,495
Sales and marketing	9,249	11,583	29,323	54,614
General and administrative	12,120	33,232	45,891	132,572
Impairment expense	—	—	—	2,000
Total operating expenses	29,341	63,165	99,723	265,681
Loss from operations	(5,102)	(17,124)	(9,314)	(82,584)
Interest expense, net and other income, net:
Interest expense, net	(15)	(41)	(68)	(549)
Other income, net	704	1,377	2,498	16,433
Total interest expense, net and other income, net	689	1,336	2,430	15,884
Loss before provision for income taxes	(4,413)	(15,788)	(6,884)	(66,700)
Provision for income taxes	(277)	(1,683)	(529)	(3,918)
Net loss	$(4,690)	$(17,471)	$(7,413)	$(70,618)
Net loss per share, basic and diluted	$(0.04)	$(0.16)	$(0.07)	$(0.66)
Weighted average shares used to compute net loss per share, basic and diluted	111,025	108,450	111,388	106,851

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(4,690)	$(17,471)	$(7,413)	$(70,618)
Other comprehensive (loss) income
Change in net unrealized (loss) gain on investments	(34)	44	(247)	(514)
Change in foreign currency translation adjustments	(347)	43	(1,241)	(516)
Other comprehensive (loss) income	(381)	87	(1,488)	(1,030)
Total comprehensive loss	$(5,071)	$(17,384)	$(8,901)	$(71,648)

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2026
	Common Stock
				Accumulated
			Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balances at June 30, 2026	110,914	$111	$1,148,192	$(34,104)	$(995,585)	$118,614
Net share settlement of equity awards	144	—	(93)	—	—	(93)
Share-based compensation expense	—	—	2,141	—	—	2,141
Other comprehensive loss	—	—	—	(381)	—	(381)
Net loss	—	—	—	—	(4,690)	(4,690)
Balances at September 30, 2026	111,058	$111	$1,150,240	$(34,485)	$(1,000,275)	$115,591

	Three Months Ended September 30, 2025
	Common Stock
				Accumulated
			Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	107,821	$108	$1,133,686	$(33,350)	$(942,588)	$157,856
Net share settlement of equity awards	955	1	(605)	—	—	(604)
Share-based compensation expense	—	—	6,185	—	—	6,185
Other comprehensive income	—	—	—	87	—	87
Net loss	—	—	—	—	(17,471)	(17,471)
Balances at September 30, 2025	108,776	$109	$1,139,266	$(33,263)	$(960,059)	$146,053

See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2026
	Common Stock
				Accumulated
			Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	110,986	$111	$1,145,371	$(32,997)	$(992,862)	$119,623
Repurchases of common stock	(1,447)	(1)	(1,720)	—	—	(1,721)
Issuance of common stock upon issuance of ESPP	77	—	68	—	—	68
Net share settlement of equity awards	1,442	1	(868)	—	—	(867)
Share-based compensation expense	—	—	7,389	—	—	7,389
Other comprehensive loss	—	—	—	(1,488)	—	(1,488)
Net loss	—	—	—	—	(7,413)	(7,413)
Balances at September 30, 2026	111,058	$111	$1,150,240	$(34,485)	$(1,000,275)	$115,591

	Nine Months Ended September 30, 2025
	Common Stock
				Accumulated
			Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	104,880	$105	$1,114,550	$(32,233)	$(889,441)	$192,981
Issuance of common stock upon issuance of ESPP	558	1	388	—	—	389
Net share settlement of equity awards	3,338	3	(1,642)	—	—	(1,639)
Share-based compensation expense	—	—	25,970	—	—	25,970
Other comprehensive loss	—	—	—	(1,030)	—	(1,030)
Net loss	—	—	—	—	(70,618)	(70,618)
Balances at September 30, 2025	108,776	$109	$1,139,266	$(33,263)	$(960,059)	$146,053

See Notes to Condensed Consolidated Financial Statements.

CHEGG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(7,413)	$(70,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	7,090	25,094
Depreciation and amortization expense	39,377	63,641
Deferred tax assets	41	319
Operating lease expense, net of accretion	1,609	2,883
Amortization of debt issuance costs	68	459
Loss from write-offs of property and equipment	103	793
Gain on early extinguishment of debt	(523)	(7,360)
Realized gain on sale of investments	(5)	(752)
Impairment expense	—	2,000
Impairment of lease related assets	—	3,004
Impairment of equity investment	—	6,000
Gain on lease termination	(3,675)	—
Litigation settlement credits	(3,000)	—
Other non-cash items	(340)	1,049
Change in assets and liabilities:
Accounts receivable	5,992	8,592
Prepaid expenses and other current assets	5,506	7,822
Other assets	779	1,323
Accounts payable	4,856	(4,977)
Deferred revenue	(3,783)	(8,195)
Accrued liabilities	(24,709)	(3,301)
Other liabilities	(597)	(3,277)
Net cash provided by operating activities	21,376	24,499
Cash flows from investing activities
Purchases of property and equipment	(6,411)	(21,651)
Purchases of investments	—	(793)
Maturities of investments	32,810	111,124
Proceeds from sale of investments	5,679	181,158
Net cash provided by investing activities	32,078	269,838
Cash flows from financing activities
Repayment of convertible senior notes	(53,309)	(416,492)
Repurchase of common stock	(1,721)	—
Payment of taxes related to the net share settlement of equity awards	(868)	(1,642)
Proceeds from common stock issued under stock plans	68	392
Net cash used in financing activities	(55,830)	(417,742)
Effect of exchange rate changes	(569)	(160)
Net decrease in cash, cash equivalents and restricted cash	(2,945)	(123,565)
Cash, cash equivalents and restricted cash, beginning of period	33,411	164,359
Cash, cash equivalents and restricted cash, end of period	$30,466	$40,794

	Nine Months Ended
	September 30,
	2026	2025
Supplemental cash flow data:
Cash paid during the period for:
Interest	$—	$224
Income taxes, net of refunds	$(655)	$2,205
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,281	$5,429
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,636
Non-cash investing and financing activities:
Accrued purchases of long-lived assets	$183	$1,750

	Nine Months Ended
	September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28,847	$38,180
Restricted cash included in other current assets	573	912
Restricted cash included in other assets	1,046	1,702
Total cash, cash equivalents and restricted cash	$30,466	$40,794

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Chegg, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of  September 30, 2026, our results of operations, results of comprehensive loss, and stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. Our results of operations, results of comprehensive loss, stockholders' equity, and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent liabilities. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, share-based compensation expense, accounting for income taxes, useful lives assigned to long-lived assets for depreciation and amortization, impairment of goodwill, intangible assets and long-lived assets, and internal-use software and website development costs. We base our estimates on historical experience, knowledge of current business conditions, and various other factors we believe to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our financial position and results of operations. There have been no material changes in our use of estimates during the nine months ended September 30, 2026 as compared to the use of estimates disclosed in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended  December 31, 2025.

Leases

In August 2026, we entered into a lease termination agreement related to our Santa Clara office which relieved us from all future obligations. During the three months ended  September 30, 2026, we recognized a gain on lease termination of $3.7 million and a reversal of previously accrued facility exit restructuring costs of $1.4 million, both of which were included within general and administrative operating expenses on our condensed consolidated statements of operations.

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

Note 2. Revenues

Revenue Recognition

The following tables present our total net revenues for the periods shown disaggregated for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Chegg Skilling	$16,442	$17,583	$(1,141)	(6)%
Academic Services	30,026	60,159	(30,133)	(50)
Total net revenues	$46,468	$77,742	$(31,274)	(40)

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Chegg Skilling	$51,554	$50,935	$619	1%
Academic Services	110,025	253,314	(143,289)	(57)
Total net revenues	$161,579	$304,249	$(142,670)	(47)

During the three and nine months ended September 30, 2026, we recognized revenues of $15.0 million and $27.6 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period. During the three and nine months ended September 30, 2025, we recognized revenues of $22.5 million and $38.0 million, respectively, that were included in our deferred revenue balance at the beginning of each respective reporting period.

Contract Balances

The following table presents our accounts receivable, net, contract assets and deferred revenue balances (in thousands, except percentages):

	September 30,	December 31,	Change
	2026	2025	$	%
Accounts receivable, net	$9,550	$15,604	$(6,054)	(39)%
Contract assets	6,281	6,536	(255)	(4)
Deferred revenue	25,685	29,675	(3,990)	(13)

During the nine months ended September 30, 2026, our accounts receivable, net balance decreased by $6.1 million, or 39%, primarily due to cash collections and lower bookings. During the nine months ended September 30, 2026, our contract assets balance remained relatively flat. During the nine months ended September 30, 2026, our deferred revenue balance decreased by $4.0 million, or 13%, primarily due to lower bookings.

Note 3. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,690)	$(17,471)	$(7,413)	$(70,618)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	111,025	108,450	111,388	106,851

Net loss per share, basic and diluted	$(0.04)	$(0.16)	$(0.07)	$(0.66)

During the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share was the same, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents potential weighted-average shares of common stock outstanding that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Shares related to stock plan activity	6,040	3,226	4,545	8,177
Shares related to convertible senior notes	212	583	310	2,573
Total common stock equivalents	6,252	3,809	4,855	10,750

Note 4. Cash and Cash Equivalents, Investments and Fair Value Measurements

The following tables present our cash and cash equivalents, and investments’ fair value level classification, adjusted cost, unrealized gain, unrealized loss and fair value as of  September 30, 2026 and  December 31, 2025 (in thousands):

	September 30, 2026
	Fair Value	Adjusted	Unrealized	Unrealized	Fair
	Level	Cost	Gain	Loss	Value
Cash and cash equivalents:
Cash		$15,734	$—	$—	$15,734
Money market funds	Level 1	13,113	—	—	13,113
Total cash and cash equivalents		$28,847	$—	$—	$28,847
Short-term investments:
Corporate debt securities	Level 2	$14,777	$2	$(22)	$14,757

	December 31, 2025
	Fair Value	Adjusted	Unrealized	Unrealized	Fair
	Level	Cost	Gain	Loss	Value
Cash and cash equivalents:
Cash		$16,942	$—	$—	$16,942
Money market funds	Level 1	14,204	—	—	14,204
Total cash and cash equivalents		$31,146	$—	$—	$31,146
Short-term investments:
Corporate debt securities	Level 2	$41,549	$125	$—	$41,674
Long-term investments:
Corporate debt securities	Level 2	$12,290	$102	$—	$12,392

During the three and nine months ended September 30, 2026 and 2025, we did not recognize any losses on our investments due to credit related factors and our realized gains and losses on investments were not significant.

The following table presents our cash equivalents and investments' adjusted cost and fair value by contractual maturity as of  September 30, 2026 (in thousands):

	Adjusted	Fair
	Cost	Value
Due within one year	$14,777	$14,757
Investments not due at a single maturity date	13,113	13,113
Total	$27,890	$27,870

Investments not due at a single maturity date in the preceding table consisted of money market funds.

Note 5. Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Taxes payable	$9,668	$11,331
Current operating lease liabilities	2,461	4,279
Litigation settlement liabilities	1,000	8,190
Restructuring liability	902	15,592
Other	11,975	14,857
Accrued liabilities	$26,006	$54,249

Note 6. Convertible Senior Notes

In August 2020, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (2026 notes). The 2026 notes matured on September 1, 2026 and we paid $33.9 million to repay them which was classified as a financing activity on our condensed consolidated statements of cash flows.

Previously, in February 2026, in connection with our securities repurchase program, we extinguished $20.0 million aggregate principal amount of the 2026 notes in privately-negotiated transactions for a total consideration of $19.4 million, which was paid to the holders in cash. We also incurred an immaterial amount of fees resulting in a total reacquisition price of $19.5 million. The carrying amount of the extinguished notes was $20.0 million resulting in a $0.5 million gain on early extinguishment of debt. We elected to reacquire and not cancel the extinguished 2026 notes and left the associated capped call transactions outstanding.

The following table presents the net carrying amount of the 2026 notes (in thousands):

	September 30,	December 31,
	2026	2025
Principal	—	53,860
Unamortized issuance costs	—	(95)
Net carrying amount	$—	$53,765

The following table presents the total interest expense recognized related to the notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
2026 notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs	15	41	68	151
Total 2026 notes interest expense	$15	$41	$68	$151
2025 notes:
Contractual interest expense	$—	$—	$—	$90
Amortization of issuance costs	—	—	—	308
Total 2025 notes interest expense	$—	$—	$—	$398

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

On February 24, 2025, we filed a complaint in the U.S. District Court for the District of Columbia against Google, asserting federal antitrust claims and common-law unjust enrichment claims, in connection with Google's expansion of its AI Overview ("AIO") search experience, and seeking damages, restitution, disgorgement, and injunctive relief. Google moved to dismiss the amended complaint on July 25, 2025. On September 30, 2026, the court entered an order dismissing our complaint.

As of  September 30, 2026, accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets included $2.0 million related to litigation settlement liabilities. We are not aware of any other pending legal matters or claims, individually or in the aggregate, which are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. Our analysis of whether a claim will proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel and have a negative effect on our business. In the ordinary course of business and for certain of the above matters, we are actively pursuing all avenues and strategies to resolve these matters, including available legal remedies, remediation and settlement negotiations with the parties. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition.

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

We believe the fair value of these indemnification agreements is immaterial. We have not recorded any liabilities for these agreements as of  September 30, 2026.

Note 9. Stockholders' Equity

Share Repurchases

During the nine months ended  September 30, 2026, we repurchased 1,447,194 shares of our common stock for $1.7 million in open market transactions in May 2026, which were retired immediately.

Share-based Compensation Expense

The following table presents total share-based compensation expense recorded (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenues	$14	$102	$49	$471
Research and development	138	1,141	819	5,937
Sales and marketing	80	352	335	1,826
General and administrative	1,823	4,330	5,887	16,860
Total share-based compensation expense	$2,055	$5,925	$7,090	$25,094

As of  September 30, 2026, total unrecognized share-based compensation expense was $5.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

The following table presents activity for outstanding RSUs and PSUs:

	RSUs and PSUs Outstanding
		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2025	10,041,008	$1.56
Granted	3,821,218	0.91
Released	(2,390,925)	2.78
Forfeited	(222,224)	8.27
Balance at September 30, 2026	11,249,077	$0.95

Note 10. Restructuring Charges

July 2026 Restructuring Plan

In July 2026, we executed a workforce reduction that resulted in a management approved restructuring plan. As of  September 30, 2026, we recorded $0.8 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified within operating expenses on our condensed consolidated statements of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended
September 30,
2026
Beginning balance	$—
Restructuring charges	766
Restructuring payments	(616)
Ending balance	$150

October 2025 Restructuring Plan

In October 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of  September 30, 2026, we recorded $17.9 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statements of operations based on employees' job function, and facility exit costs related to the closure of our Santa Clara office, which were classified as general and administrative operating expenses on our condensed consolidated statements of operations. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

	Nine Months Ended September 30, 2026
	One-Time	Facility
	Termination	Exit
	Benefits	Costs	Total
Beginning balance	$8,198	$1,694	$9,892
Restructuring charges (credits)	1,394	(1,399)	(5)
Restructuring payments	(8,917)	(295)	(9,212)
Ending balance	$675	$—	$675

May 2025 Restructuring Plan

In May 2025, we announced a workforce reduction that resulted in a management approved restructuring plan. As of  September 30, 2026, we recorded $29.3 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our condensed consolidated statement of operations based on employees' job function. The restructuring liability is included within accrued liabilities on our condensed consolidated balance sheets. The total amount of restructuring charges has been recorded and we expect the plan to be substantially completed by the end of fiscal year 2026.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended
September 30,
2026
Beginning balance	$6,263
Restructuring credits	(847)
Restructuring payments	(5,325)
Ending balance	$91

November 2024 Restructuring Plan

In November 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of  September 30, 2026, we recorded $17.1 million of cumulative restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The total amount of restructuring charges has been recorded and the plan is complete.

The following table presents a reconciliation of the beginning and ending restructuring liability balance (in thousands):

Nine Months Ended
September 30,
2026
Beginning balance	$138
Restructuring charges	—
Restructuring payments	(138)
Ending balance	$—

June 2024 Restructuring Plan

In June 2024, we announced a workforce reduction that resulted in a management approved restructuring plan. As of  September 30, 2026, we recorded $10.5 million of restructuring charges, primarily related to one-time employee termination benefits, which were classified primarily within operating expenses on our consolidated statement of operations based on employees' job function. The total amount of restructuring charges has been recorded and the plan is complete.

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

The following table presents information about our significant segment expenses and includes a reconciliation to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues	$46,468	$77,742	$161,579	$304,249
Less:
Cost of revenues	22,229	31,701	71,170	121,152
Research and development	7,972	18,350	24,509	76,495
Paid marketing expenses(1)	4,197	4,403	13,727	27,836
Other sales and marketing(2)	5,052	7,180	15,596	26,778
General and administrative	12,120	33,232	45,891	132,572
Impairment expense	—	—	—	2,000
Total segment expenses	51,570	94,866	170,893	386,833
Other segment items(3)	412	(347)	1,901	11,966
Net loss	$(4,690)	$(17,471)	$(7,413)	$(70,618)

_____________________________________________________

(1)Paid marketing expenses consist primarily of online advertising and marketing promotional expenditures.

(2)Other sales and marketing primarily consists of employee related expenses.

(3)Other segment items consist of interest expense, other income, and provision for income taxes.

The following table presents our total net revenues for our Chegg Skilling and Academic Services product lines (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Chegg Skilling	$16,442	$17,583	$51,554	$50,935
Academic Services	30,026	60,159	110,025	253,314
Total net revenues	$46,468	$77,742	$161,579	$304,249

The following table presents our total net revenues by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$36,140	$64,841	$128,287	$260,483
International	10,328	12,901	33,292	43,766
Total net revenues	$46,468	$77,742	$161,579	$304,249

The following table presents our long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2026	2025
United States	$75,685	$106,918
India	11,212	12,907
Other international	9,339	8,531
Total long-lived assets	$96,236	$128,356

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

Academic Services

Our legacy academic learning services are headlined by Chegg Study Pack, a premium subscription bundle that includes all of the benefits of Chegg Study, Chegg Writing, and Chegg Math. Chegg Study subscribers have access to personalized, step-by-step learning support powered by AI, computational engines, and subject matter experts. Subscribers engage with our conversational experience that delivers the right support at the right time. Our Chegg Writing subscription service consists of a suite of essential tools including plagiarism detection scans, grammar and writing fluency checking, expert personalized writing feedback, and premium citation generation. Subscribers can also have a writing professional proofread papers for personalized feedback. Our Chegg Math subscription service provides students with a computational engine to help them understand and solve math problems. Our internships offering provides students job discovery, application creation and submission, networking, and interview preparation in one experience offered as both a stand-alone product and as a component of a Chegg Study Pack subscription. We opportunistically monetize our content library through licensing and partnerships. We work with leading brands and programmatic partners to deliver advertising across our platforms.

Results of Operations

The following table presents our historical condensed consolidated statements of operations (in thousands, except percentage of total net revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
Net revenues	$46,468	100%	$77,742	100%	$161,579	100%	$304,249	100%
Cost of revenues(1)	22,229	48	31,701	41	71,170	44	121,152	40
Gross profit	24,239	52	46,041	59	90,409	56	183,097	60
Operating expenses:
Research and development(1)	7,972	17	18,350	24	24,509	15	76,495	25
Sales and marketing(1)	9,249	20	11,583	15	29,323	18	54,614	18
General and administrative(1)	12,120	26	33,232	43	45,891	28	132,572	44
Impairment expense	—	—	—	—	—	—	2,000	1
Total operating expenses	29,341	63	63,165	81	99,723	61	265,681	87
Loss from operations	(5,102)	(11)	(17,124)	(22)	(9,314)	(5)	(82,584)	(27)
Total interest expense, net and other income, net	689	1	1,336	2	2,430	2	15,884	5
Loss before provision for income taxes	(4,413)	(10)	(15,788)	(20)	(6,884)	(3)	(66,700)	(22)
Provision for income taxes	(277)	(1)	(1,683)	(2)	(529)	(0)	(3,918)	(1)
Net loss	$(4,690)	(11)%	$(17,471)	(22)%	$(7,413)	(3)%	$(70,618)	(23)%

(1) Includes share-based compensation expense as follows:
Cost of revenues	$14		$102		$49		$471
Research and development	138		1,141		819		5,937
Sales and marketing	80		352		335		1,826
General and administrative	1,823		4,330		5,887		16,860
Total share-based compensation expense	$2,055		$5,925		$7,090		$25,094

Three and Nine Months Ended September 30, 2026 and 2025

Net Revenues

The following tables present our total net revenues for the periods shown for our Chegg Skilling and Academic Services product lines (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Chegg Skilling	$16,442	$17,583	$(1,141)	(6)%
Academic Services	30,026	60,159	(30,133)	(50)
Total net revenues	$46,468	$77,742	$(31,274)	(40)

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Chegg Skilling	$51,554	$50,935	$619	1%
Academic Services	110,025	253,314	(143,289)	(57)
Total net revenues	$161,579	$304,249	$(142,670)	(47)

Chegg Skilling revenues decreased $1.1 million, or 6%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a decrease in enrollments in our workforce skilling programs distributed through our largest third-party marketplace. Chegg Skilling revenues as a percentage of net revenues were 35% during the three months ended September 30, 2026 compared to 23% during the same period in 2025.

Chegg Skilling revenues increased during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in our language learning platform primarily related to direct-to-consumer growth. Chegg Skilling revenues as a percentage of net revenues were 32% during the nine months ended September 30, 2026 compared to 17% during the same period in 2025.

Academic Services revenues decreased $30.1 million, or 50%, and $143.3 million, or 57%, during the three and nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily due to a decrease in subscription revenue, primarily related to reduced traffic which led to fewer subscribers. Academic Services revenues as a percentage of net revenues were 65% and 68% during three and nine months ended September 30, 2026 compared to 77% and 83% during the same periods in 2025.

Cost of Revenues

The following tables present our cost of revenues for the periods shown (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Cost of revenues(1)	$22,229	$31,701	$(9,472)	(30)%

(1)Includes share-based compensation expense of:	$14	$102	$(88)	(86)%

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Cost of revenues(1)	$71,170	$121,152	$(49,982)	(41)%

(1)Includes share-based compensation expense of:	$49	$471	$(422)	(90)%

Cost of revenues decreased $9.5 million, or 30%, during the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower payment processing and other order fees of $3.5 million, primarily due to the decrease in subscribers who have paid to access our services, lower depreciation expense of $2.6 million, lower employee-related expenses of $1.2 million, and lower restructuring charges of $0.9 million. Gross margins decreased to 52% during the three months ended September 30, 2026, from 59% during the same period in 2025.

Cost of revenues decreased $50.0 million, or 41%, during the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower depreciation expense of $23.4 million primarily due to the accelerated depreciation recorded in 2025, lower payment processing and other order fees of $13.5 million, which is primarily due to the decrease in subscribers who have paid to access our services, lower web hosting fees of $4.5 million, lower employee-related expenses of $3.9 million, lower restructuring charges of $1.7 million, and lower contractor spend of $0.9 million. Gross margins decreased to 56% during the nine months ended September 30, 2026, from 60% during the same period in 2025.

Operating Expenses

The following tables present our total operating expenses for the periods shown (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Research and development (1)	$7,972	$18,350	$(10,378)	(57)%
Sales and marketing (1)	9,249	11,583	(2,334)	(20)
General and administrative (1)	12,120	33,232	(21,112)	(64)
Total operating expenses	$29,341	$63,165	$(33,824)	(54)

(1) Includes share-based compensation expense as follows:
Research and development	$138	$1,141	$(1,003)	(88)%
Sales and marketing	80	352	(272)	(77)
General and administrative	1,823	4,330	(2,507)	(58)
Share-based compensation expense	$2,041	$5,823	$(3,782)	(65)

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Research and development (1)	$24,509	$76,495	$(51,986)	(68)%
Sales and marketing (1)	29,323	54,614	(25,291)	(46)
General and administrative (1)	45,891	132,572	(86,681)	(65)
Impairment expense	—	2,000	(2,000)	(100)
Total operating expenses	$99,723	$265,681	$(165,958)	(62)

(1) Includes share-based compensation expense as follows:
Research and development	$819	$5,937	$(5,118)	(86)%
Sales and marketing	335	1,826	(1,491)	(82)
General and administrative	5,887	16,860	(10,973)	(65)
Share-based compensation expense	$7,041	$24,623	$(17,582)	(71)

Operating expenses decreased $33.8 million, or 54%, and $166.0 million, or 62%, during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower employee-related expenses as a result of prior year restructuring actions. See Note 10, “Restructuring Charges” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information regarding the prior year restructuring actions.

Research and Development

Research and development expenses decreased $10.4 million, or 57%, during the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $6.0 million including share-based compensation expense, lower technology-related expenses of $2.3 million, and lower restructuring charges of $2.0 million. Research and development expenses as a percentage of net revenues were 17% during the three months ended September 30, 2026 compared to 24% during the same period in 2025.

Research and development expenses decreased $52.0 million, or 68%, during the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $29.3 million including share-based compensation expense, lower restructuring charges of $9.2 million, lower technology-related expenses of $8.1 million, and lower web hosting fees of $3.7 million. Research and development expenses as a percentage of net revenues were 15% during the nine months ended September 30, 2026 compared to 25% during the same period in 2025.

Sales and Marketing

Sales and marketing expenses decreased by $2.3 million, or 20%, during the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower employee-related expenses of $1.7 million including share-based compensation expense. Sales and marketing expenses as a percentage of net revenues were 20% during the three months ended September 30, 2026 compared to 15% during the same period in 2025.

Sales and marketing expenses decreased by $25.3 million, or 46%, during the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower paid marketing expenses of $14.1 million, lower employee-related expenses of $8.6 million including share-based compensation expense, and lower restructuring charges of $2.1 million. Sales and marketing expenses as a percentage of net revenues were flat at 18% during the nine months ended September 30, 2026 and 2025.

General and Administrative

General and administrative expenses decreased $21.1 million, or 64%, during the three months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $7.6 million including share-based compensation expense, lower restructuring charges of $6.3 million, a gain on lease termination related to our Santa Clara office of $3.7 million, lower professional fees of $2.5 million, and lower facility expenses of $1.5 million, partially offset by higher contractor spend of $0.9 million. General and administrative expenses as a percentage of net revenues were 26% during the three months ended September 30, 2026 compared to 43% during the same period in 2025.

General and administrative expenses decreased $86.7 million, or 65%, during the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower employee-related expenses of $34.5 million including share-based compensation expense, lower restructuring charges of $18.6 million, a reduction in litigation settlements of $10.5 million, lower professional fees of $9.0 million, the absence of an impairment loss on an equity investment of $6.0 million, lower facility expenses of $5.0 million, a gain on lease termination related to our Santa Clara office of $3.7 million, the absence of an impairment of lease-related assets of $3.0 million, and lower technology-related expenses of $1.8 million, partially offset by higher contractor spend of $2.9 million. General and administrative expenses as a percentage of net revenues were 28% during the nine months ended September 30, 2026 compared to 44% during the same period in 2025.

Impairment Expense

Impairment expense decreased $2.0 million during the nine months ended September 30, 2026 compared to the same period in 2025 as we impaired property and equipment in 2025.

Interest Expense, Net and Other Income, Net

The following tables present our interest expense, net and other income, net, for the periods shown (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Interest expense, net	$(15)	$(41)	$26	(63)%
Other income, net	704	1,377	(673)	(49)
Interest expense, net and other income, net:	$689	$1,336	$(647)	(48)

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Interest expense, net	$(68)	$(549)	$481	(88)%
Other income, net	2,498	16,433	(13,935)	(85)
Interest expense, net and other income, net:	$2,430	$15,884	$(13,454)	(85)

Interest expense, net decreased during the three months ended September 30, 2026 compared to the same period in 2025 due to the repayment and partial early extinguishment of convertible senior notes.

Interest expense, net decreased $0.5 million, or 88%, during the nine months ended September 30, 2026 compared to the same period in 2025, due to the repayment and partial early extinguishment of convertible senior notes.

Other income, net decreased $0.7 million, or 49%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a decrease in interest income due to lower investment balances.

Other income, net decreased $13.9 million, or 85%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a decrease in gain on early extinguishment of a portion of the 2026 notes of $6.8 million and a decrease in interest income of $5.7 million due to lower investment balances.

Provision for income taxes

The following tables present our provision for income taxes for the periods shown (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Provision for income taxes	$(277)	$(1,683)	$1,406	(84)%

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Provision for income taxes	$(529)	$(3,918)	$3,389	(86)%

Provision for income taxes decreased $1.4 million, or 84%, and $3.4 million, or 86%, during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to a decrease in foreign income taxes.

Liquidity and Capital Resources

The following table presents our cash, cash equivalents and investments and convertible senior notes as of the periods shown (in thousands, except percentages):

	September 30,	December 31,	Change
	2026	2025	$	%
Cash, cash equivalents and investments	$43,604	$85,212	$(41,608)	(49)%
Convertible senior notes, net	—	53,765	(53,765)	(100)

Cash, cash equivalents, and investments decreased $41.6 million, or 49%, during the nine months ended September 30, 2026 primarily due to the net cash used for the repayment and partial early extinguishment of the 2026 notes of $53.3 million, purchases of property and equipment of $6.4 million, and repurchase of shares of our common stock of $1.7 million, partially offset by the net cash provided by operating activities of $21.4 million.

Convertible senior notes, net decreased $53.8 million, or 100%, during the nine months ended September 30, 2026 primarily due to the repayment and partial early extinguishment of the 2026 notes. See Note 6, "Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q for additional information on our 2026 notes.

As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and investments totaling $43.6 million, which were held for working capital purposes. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investments in research and development activities, our acquisition of new products and services, and our sales and marketing activities. To the extent that existing sources of liquidity are insufficient to fund our future operations, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. As of September 30, 2026, we have incurred cumulative losses of $1.0 billion from our operations and we may incur additional losses in the future.

Most of our cash, cash equivalents, and investments are held in the United States. As part of our ongoing cash planning, we continue to assess whether to repatriate a portion of earnings from our subsidiary in India. Accordingly, the net cumulative tax expense as of September 30, 2026 is $1.1 million, related to a potential future distribution of such earnings. This reflects our continued assessment of cash needs and the absence of an indefinite reinvestment assertion for our subsidiary in India. As a result of the Tax Cuts and Jobs Act, we anticipate the U.S. federal impact for the remaining foreign jurisdictions to be minimal if these funds are repatriated. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Aside from the changes to our operating lease obligations and convertible senior notes as disclosed in Note 1, “Background and Basis of Presentation” and "Note 6, "Convertible Senior Notes”, respectively, of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, there were no other material changes in our contractual obligations and other commitments, as disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents our condensed consolidated statements of cash flows data (in thousands):

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Net cash flows provided by operating activities	$21,376	$24,499	$(3,123)	(13)%
Net cash flows provided by investing activities	32,078	269,838	(237,760)	(88)
Net cash flows used in financing activities	(55,830)	(417,742)	361,912	(87)

The substantial majority of our cash inflows from operating activities are from e-commerce transactions with learners, which are settled immediately through payment processors, as opposed to cash outflows from bill payments, which are settled based on contractual payment terms with our suppliers.

Net cash flows provided by operating activities decreased $3.1 million, or 13%, during the nine months ended September 30, 2026 compared to the same period in 2025 and was primarily related to the net effect of lower depreciation and amortization of $24.3 million, an increase in the change in accrued liabilities of $21.4 million primarily due to payments from our restructuring actions, lower share-based compensation expense of $18.0 million, and a gain on lease termination of our Santa Clara office of $3.7 million, partially offset by a decrease in net loss of $63.2 million and a decrease in the gain on partial early extinguishments of convertible senior notes of $6.8 million.

Net cash flows provided by investing activities decreased $237.8 million, or 88%, during the nine months ended September 30, 2026 compared to the same period in 2025 and was primarily related to lower proceeds from the sale of investments of $175.5 million and lower proceeds from the maturities of our investments of $78.3 million, partially offset by lower purchases of property and equipment of $15.2 million.

Net cash flows used in financing activities decreased $361.9 million, or 87%, during the nine months ended September 30, 2026 compared to the same period in 2025 and was primarily related to lower repayments of our convertible senior notes.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

For relevant recent accounting pronouncements, see Note 1, “Background and Basis of Presentation,” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2026, compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We had no unregistered sales of our securities during the three months ended September 30, 2026.

Purchases of Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our common stock during the three months ended September 30, 2026.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended  September 30, 2026, none of our Section 16 officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the covered period.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Filing Date	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of Chegg, Inc. effective November 18, 2013	10-K	001-36180	3/4/2016	3.01
3.2	Amended and Restated Bylaws of Chegg, Inc., as amended on March 15, 2023	8-K	001-36180	3/21/2023	3.1
31.1	Certification of Dan Rosensweig, Chief Executive Officer and Executive Chairman, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of David Longo, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation					X
101.LAB	Inline XBRL Taxonomy Extension Labels					X
101.PRE	Inline XBRL Taxonomy Extension Presentation					X
101.DEF	Inline XBRL Taxonomy Extension Definition					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan.
**

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEGG, INC.
November 3, 2026	By:	/S/ DAVID LONGO
David Longo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)